Form 10-Q
period 2010-07-03
Vishay Precision Group, Inc.
filed 2010-08-10
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 1-34679

VISHAY PRECISION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0986328
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

3 Great Valley Parkway, Suite 150
Malvern, PA 19355	484-321-5300
(Address of Principal Executive Offices)	(Registrant’s Area Code and Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 6, 2010, the registrant had 12,306,788 shares of its common stock and 1,025,196 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
JULY 3, 2010

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Combined and Consolidated Condensed Balance Sheets
		(Unaudited) – July 3, 2010 and December 31, 2009	3

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended July 3, 2010 and
		June 28, 2009	4

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Six Fiscal Months Ended July 3, 2010 and
		June 28, 2009	5

		Combined and Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Six Fiscal Months Ended July 3, 2010 and
		June 28, 2009	6

		Combined and Consolidated Condensed Statement of Equity
		(Unaudited)	7

		Notes to Combined and Consolidated Condensed Financial Statements
		(Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

	Item 4.	Controls and Procedures	42

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

	Item 3.	Defaults Upon Senior Securities	43

	Item 4.	[Removed and Reserved]	43

	Item 5.	Other Information	43

	Item 6.	Exhibits	44

		SIGNATURES	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Balance Sheets
(In thousands)

	July 3,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,979	$63,192
Accounts receivable, net	32,017	23,345
Net inventories	44,075	43,802
Deferred income taxes	4,968	4,960
Prepaid expenses and other current assets	5,503	4,522
Total current assets	157,542	139,821

Property and equipment, net	45,167	44,599
Intangible assets, net	15,371	17,217
Other assets	8,376	8,142
Total assets	$226,456	$209,779

Liabilities and equity
Current liabilities:
Notes payable to banks	$534	$9
Trade accounts payable	7,029	5,805
Net payable to affiliates	19,351	18,495
Payroll and related expenses	8,212	6,619
Other accrued expenses	7,235	4,573
Income taxes	4,278	1,647
Current portion of long-term debt	-	184
Total current liabilities	46,639	37,332

Long-term debt, less current portion	1,608	1,551
Deferred income taxes	6,038	5,993
Other liabilities	6,053	6,141
Accrued pension and other postretirement costs	10,432	10,549
Total liabilities	70,770	61,566

Commitments and contingencies

Equity:
Parent net investment	169,523	157,258
Accumulated other comprehensive income (loss)	(14,003)	(9,168)
Total Parent equity	155,520	148,090
Noncontrolling interests	166	123
Total equity	155,686	148,213
Total liabilities and equity	$226,456	$209,779

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands)

	Fiscal quarter ended
	July 3,	June 27,
	2010	2009
Net revenues	$52,914	$41,333
Costs of products sold	32,932	30,354
Gross profit	19,982	10,979

Selling, general, and administrative expenses	13,831	10,131
Restructuring and severance costs	-	1,390
Operating income (loss)	6,151	(542)

Other income (expense):
Interest expense	(109)	(355)
Other	44	227
Other income (expense) - net	(65)	(128)

Income (loss) before taxes	6,086	(670)

Income tax expense (benefit)	2,019	(500)

Net earnings (loss)	4,067	(170)
Less: net earnings (loss) attributable to
noncontrolling interests	32	(54)
Net earnings (loss) attributable to Parent	$4,035	$(116)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands)

	Year-to-date period ended
	July 3,	June 27,
	2010	2009
Net revenues	$101,089	$85,038
Costs of products sold	64,059	60,008
Gross profit	37,030	25,030

Selling, general, and administrative expenses	27,038	21,155
Restructuring and severance costs	-	1,869
Operating income	9,992	2,006

Other income (expense):
Interest expense	(316)	(732)
Other	40	403
Other income (expense) - net	(276)	(329)

Income before taxes	9,716	1,677

Income tax expense	3,846	1,251

Net earnings	5,870	426
Less: net earnings (loss) attributable to
noncontrolling interests	59	(47)
Net earnings attributable to Parent	$5,811	$473

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 3,	June 27,
	2010	2009
Operating activities
Net earnings	$5,870	$426
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	5,989	5,562
(Gain) loss on disposal of property and equipment	(7)	34
Inventory write-offs for obsolescence	676	970
Other	3,247	(1,460)
Net changes in operating assets and liabilities:
Accounts receivable	(9,822)	7,551
Inventories	(1,659)	3,814
Prepaid expenses and other current assets	(1,089)	(1,042)
Accounts payable	1,488	(2,889)
Other current liabilities	4,698	(2,406)
Net cash provided by operating activities	9,391	10,560

Investing activities
Capital expenditures	(3,884)	(1,069)
Proceeds from sale of property and equipment	128	760
Other investing activities	-	150
Net cash used in investing activities	(3,756)	(159)

Financing activities
Principal payments on long-term debt and capital leases	(129)	(378)
Net changes in short-term borrowings	521	-
Distributions to non-controlling interests	(16)	(16)
Transactions with Vishay Intertechnology	4,695	(7,371)
Net cash provided by (used in) financing activities	5,071	(7,765)
Effect of exchange rate changes on cash and cash equivalents	(2,919)	1,419
Increase in cash and cash equivalents	7,787	4,055

Cash and cash equivalents at beginning of year	63,192	70,381
Cash and cash equivalents at end of period	$70,979	$74,436

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statement of Equity
(Unaudited - In thousands)

		Accumulated
	Parent	Other	Total
	Net	Comprehensive	Parent	Noncontrolling	Total
	Investment	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2009	$157,258	$(9,168)	$148,090	$123	$148,213
Net earnings	5,811	-	5,811	59	5,870
Foreign currency translation adjustment	-	(4,945)	(4,945)	-	(4,945)
Pension and other
postretirement actuarial items	-	110	110	-	110
Comprehensive income (loss)			976	59	1,035
Other transactions with Vishay - net	6,382	-	6,382	-	6,382
Stock compensation expense	72	-	72	-	72
Distributions to noncontrolling interests	-	-	-	(16)	(16)
Balance at July 3, 2010	$169,523	$(14,003)	$155,520	$166	$155,686

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Combined and Consolidated Condensed Financial Statements
(unaudited)

Note 1 – Basis of Presentation

Background

On October 27, 2009, Vishay Intertechnology, Inc. (“Vishay Intertechnology”) announced its intention to spin off its precision measurement and foil resistor businesses into an independent, publicly traded company to be named Vishay Precision Group, Inc. (“VPG” or the “Company”).

On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders. See Note 11. References herein to “VPG” or the “Company” with respect to events prior to July 6, 2010 refer to the precision measurement and foil resistor businesses that were contributed to Vishay Precision Group, Inc. in the spin-off.

The Company is an international designer, manufacturer and marketer of Foil Technology Products (strain gages, ultra-precision foil resistors, current sensors) and Weighing Modules and Control Systems (load cells/transducers, instruments, weighing modules, and control systems) for a wide variety of applications.

Carve-out Basis of Presentation

Until July 6, 2010 and during all periods presented in these interim financial statements, VPG was part of Vishay Intertechnology and its assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses.

Prior to July 6, 2010, the VPG business was conducted by various direct and indirect subsidiaries of Vishay Intertechnology. The accompanying combined and consolidated condensed financial statements for periods prior to July 6, 2010 have been derived from Vishay Intertechnology’s historical accounting records and are presented on a carve-out basis.

Before effecting the spin-off, all assets and liabilities associated with VPG were contributed to Vishay Precision Group, Inc.

For periods prior to July 6, 2010, the combined and consolidated condensed statements of operations include all revenues and expenses directly attributable to VPG, including costs for facilities, functions, and services used by VPG at shared sites and costs for certain functions and services performed by centralized Vishay Intertechnology organizations outside of the defined scope of VPG and directly charged to VPG based on usage. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of VPG by centralized staff groups within Vishay Intertechnology, (ii) Vishay Intertechnology general corporate expenses, (iii) pension and other postemployment benefit costs, (iv) interest expense, and (v) current and deferred income taxes. See Notes 2, 4, 6, and 10 for a description of the allocation methodologies utilized.

All of the allocations and estimates in the accompanying combined and consolidated condensed financial statements are based on assumptions that Vishay Intertechnology and VPG management believes are reasonable, and reasonably approximate the historical costs that VPG would have incurred as a separate entity for the same level of service or support. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if VPG had been operated as a separate entity.

Note 1 – Basis of Presentation (continued)

Following the spin-off, VPG will incur incremental costs to both replace Vishay Intertechnology support and to allow VPG to function as an independent, publicly-traded company.

Actual costs that may have been incurred if VPG had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, VPG will perform these functions using its own resources or purchase these services.

Interim Financial Statements

These unaudited combined and consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, included in VPG’s Information Statement, filed with the Securities and Exchange Commission on June 22, 2010 as Exhibit 99.1 to its registration statement on Form 10. The results of operations for the fiscal quarter and six fiscal months ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2010 end on April 3, 2010; July 3, 2010; October 2, 2010; and December 31, 2010, respectively. The four fiscal quarters in 2009 ended on March 28, 2009; June 27, 2009; September 26, 2009; and December 31, 2009, respectively.

Earnings (Loss) Per Share

Until July 6, 2010, the operations comprising VPG’s business were wholly owned by various subsidiaries of Vishay Intertechnology. As a result, the Company’s capital structure is not comparable to the capital structure following the spin-off, and the presentation of earnings (loss) per share would not be meaningful. See Note 11 for a discussion of shares of common stock and Class B common stock issued pursuant to the spin-off.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance is effective for interim and annual reporting periods after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. VPG adopted the aspects of the guidance that are currently effective as of January 1, 2010 and will adopt the remaining guidance on January 1, 2011. The adoption of the effective guidance had no effect on VPG’s financial position, results of operations, or liquidity and the adoption of the remaining guidance is not expected to have any effect on VPG’s financial position, results of operations, or liquidity.

Note 2 – Related Party Transactions

Through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. While these transactions are not necessarily indicative of the terms VPG would have achieved had it been a separate entity, management believes they are reasonable.

Historically, VPG has used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. Subsequent to the spin-off, VPG is an independent, publicly traded company, and is expected to incur additional costs associated with being an independent, publicly traded company. These additional anticipated costs are not reflected in VPG’s historical combined and consolidated condensed financial statements prior to July 6, 2010.

Sales Organizations

Prior to the spin-off, a portion of the VPG’s Foil Technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates as regionally-based legal entities. The third-party sale of these products is presented in the combined and consolidated condensed financial statements as if it were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $3,017,000 and $2,842,000 during the fiscal quarters ended July 3, 2010 and June 27, 2009, respectively, and $6,635,000 and $6,372,000 during the six fiscal months ended July 3, 2010 and June 27, 2009, respectively.

The selling entities receive selling commissions on these sales. Commission rates are set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $86,000 and $201,000 during the fiscal quarters ended July 3, 2010 and June 27, 2009, respectively, and $320,000 and $355,000 during the six fiscal months ended July 3, 2010 and June 27, 2009, respectively.

The net cash generated by these transactions is retained by the Vishay Intertechnology selling entity, and is presented in the combined and consolidated condensed balance sheet as a reduction in parent net investment, and is presented in the combined and consolidated condensed statements of cash flows as a financing activity in the caption “Transactions with Vishay Intertechnology.”

These sales activities were transitioned to VPG’s dedicated sales forces effective June 1, 2010, in anticipation of the spin-off.

Shared Facilities

VPG and operations of Vishay Intertechnology outside the defined scope of VPG share certain manufacturing and administrative sites. Costs are allocated based on relative usage of the respective facilities.

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Israel and one location in Japan, and leases space to Vishay Intertechnology. Vishay Intertechnology owns one location in Israel and one location in the United States and leases space to VPG. See Note 11.

Note 2 – Related Party Transactions (continued)

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated condensed financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. Amounts charged to VPG for these services were $656,000 and $581,000 during the fiscal quarters ended July 3, 2010 and June 27, 2009, respectively, and $1,059,000 and $1,214,000 during the six fiscal months ended July 3, 2010 and June 27, 2009, respectively.

VPG will be required to assume the responsibility for these functions, either internally or from third-party vendors, following the spin-off. Under the terms of a transition services agreement that VPG entered into with Vishay Intertechnology on July 6, 2010, Vishay Intertechnology will provide to VPG, for a fee, specified support services for a period of 18 months after the spin-off. See Note 11.

Allocated Corporate Overhead Costs

Through July 6, 2010, the costs of certain services that are provided by the Vishay Intertechnology corporate office to VPG have been reflected in the combined and consolidated condensed financial statements, including charges for services such as accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and risk management on a global basis. These allocated costs are included in selling, general, and administrative expenses in the accompanying combined and consolidated condensed statements of operations, and are presented in the combined and consolidated condensed balance sheet as a reduction in parent net investment.

The total amount of allocated costs was $546,000 and $438,000 during the fiscal quarters ended July 3, 2010 and June 27, 2009, respectively, and $1,106,000 and $929,000 during the six fiscal months ended July 3, 2010 and June 27, 2009, respectively. These costs were allocated on the ratio of VPG’s revenues to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly traded company.

Centralized Cash Management

Vishay Intertechnology uses a centralized approach to cash management in the United States and Europe.

In the United States, cash deposits from VPG historically were transferred to Vishay Intertechnology on a regular basis and were netted against intercompany payables, or occasionally remitted to the parent as a dividend. See “Net Payable to Affiliates” below.

VPG’s subsidiaries in Europe historically participated in a formal cash pooling agreement, with Vishay Europe GmbH, an affiliate company, acting as the cash pool leader, effectively serving as a bank for these subsidiaries. Each day, the individual participant entity can either deposit funds into the cash pool account from the collection of receivables or withdraw funds from the account to fund working capital or other cash needs of the participant entity. At the end of the day, the cash pool leader sweeps all cash balances into the cash pool leader’s account, or funds any overdrawn accounts so that each cash pool participant account has a zero balance at the end of the day. The individual entity has discretion over the use of its cash, and accordingly, the combined and consolidated condensed financial statements classify the cash pool balances as “cash and cash equivalents.” All VPG subsidiaries withdrew from the European cash pool as of December 31, 2009.

Vishay Europe GmbH, as cash pool leader, pays interest on these funds based on the prevailing interest rates at third-party lending institutions in Europe. The combined and consolidated condensed financial statements reflect cash pool interest income of $95,000 and $185,000, respectively, for the fiscal quarter and six fiscal months ended June 27, 2009.

Note 2 – Related Party Transactions (continued)

Net Payable to Affiliates

The net amount payable to Vishay Intertechnology and affiliated companies outside the defined scope of the VPG business primarily reflects balances carried forward from funding provided by Vishay Intertechnology to make certain acquisitions, to retire certain debt assumed in acquisitions, or as part of Vishay Intertechnology’s global working capital allocation strategy.

As further described above, through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. The net payable to affiliates also includes the effects of these transactions.

At July 3, 2010 and December 31, 2009, the net payable to affiliates is presented as a current liability. These amounts were all repaid prior to the spin-off on July 6, 2010. See Note 11.

The combined and consolidated condensed financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $103,000 and $352,000 during the fiscal quarters ended July 3, 2010 and June 27, 2009, respectively, and $286,000 and $707,000 during the six fiscal months ended July 3, 2010 and June 27, 2009, respectively. Of these amounts, $100,000 and $300,000 during the fiscal quarters ended July 3, 2010 and June 27, 2009, respectively, and $200,000 and $600,000 during the six fiscal months ended July 3, 2010 and June 27, 2009, respectively, were not historically charged by Vishay Intertechnology to VPG, and accordingly, these amounts of imputed interest are reflected as an increase to parent net investment on the combined and consolidated condensed balance sheet. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

Exchangeable Notes of Vishay Intertechnology

On December 13, 2002, Vishay Intertechnology issued $105,000,000 in nominal (or principal) amount of its floating rate unsecured exchangeable notes due 2102 in connection with an acquisition. The notes are governed by a note instrument, made by Vishay Intertechnology on December 13, 2002, and a put and call agreement, dated as of December 13, 2002. The notes may be put to Vishay Intertechnology in exchange for shares of its common stock and, under certain circumstances, may be called by Vishay Intertechnology for similar consideration.

Under the terms of the put and call agreement, by reason of the spin-off, Vishay Intertechnology is required to take action so that the existing notes are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc.

Except for Vishay Intertechnology’s contractual obligation to issue new notes of any spin-off company, these notes have no direct historical connection to the VPG business. Accordingly, these exchangeable notes are not included in the historical combined and consolidated condensed financial statements prior to the spin-off date.

See Note 11.

Note 3 – Restructuring and Severance Costs

Restructuring and severance costs reflect the cost reduction programs implemented by VPG. These include the closing of facilities and the termination of employees. Restructuring and severance costs include one-time exit costs, severance benefits pursuant to an on-going benefit arrangement recognized and related pension curtailment and settlement charges recognized. Restructuring costs are expensed during the period in which VPG determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, VPG could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges.

Restructuring Programs in Response to Global Economic Recession

In response to the economic downturn during the latter half of 2008 and 2009, VPG undertook significant measures to cut costs. This included a strict adaptation of manufacturing capacity to sellable volume and limiting the building of product for inventory. VPG incurred employee termination costs covering technical, production, administrative, and support employees located in nearly every country in which it operates.

VPG recorded restructuring and severance costs of $1,390,000 and $1,869,000, respectively, for the fiscal quarter and six fiscal months ended June 27, 2009.

No new restructuring activities were initiated during the six fiscal months ended July 3, 2010.

Note 4 – Income Taxes

Income taxes for VPG for the year-to-date periods ended July 3, 2010 and June 27, 2009, as presented in these combined and consolidated condensed financial statements, are calculated on a separate tax return basis, although VPG’s operations have historically been included in Vishay Intertechnology’s U.S. federal and certain state tax returns, and United Kingdom “group relief,” available to entities under common control, has been claimed. Vishay Intertechnology’s global tax model has been developed based on its entire portfolio of businesses. Accordingly, tax results as presented for VPG in these financial statements are not necessarily indicative of future performance and do not necessarily reflect the results that VPG would have generated as an independent, publicly traded company for the periods presented.

Certain dedicated entities have taxes payable to the local taxing authorities, but VPG does not maintain taxes payable to/from parent in those jurisdictions where the taxable incomes are combined or offset. Accordingly, VPG is deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements are reflected as changes in parent net investment on the combined and consolidated condensed balance sheets.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended July 3, 2010 and June 27, 2009 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations where VPG operates.

The Company and its subsidiaries are, or will be, subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. At July 3, 2010 and December 31, 2009, there are no reserves because VPG has been fully indemnified by Vishay Intertechnology for uncertain tax positions taken prior to the spin-off date.

Note 5 – Other Comprehensive Income (Loss)

Comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net earnings (loss)	$4,067	$(170)	$5,870	$426
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,826)	5,322	(4,945)	2,762
Pension and other postretirement adjustments	54	(105)	110	(96)
Total other comprehensive income (loss)	(1,772)	5,217	(4,835)	2,666
Comprehensive income (loss)	$2,295	$5,047	$1,035	$3,092
Less: Comprehensive income (loss)
attributable to noncontrolling interests	32	(54)	59	(47)
Comprehensive income (loss) attributable to Parent	$2,263	$5,101	$976	$3,139

Other comprehensive income (loss) includes VPG’s proportionate share of other comprehensive income (loss) of nonconsolidated subsidiaries accounted for under the equity method.

Note 6 – Pensions and Other Postretirement Benefits

Defined Benefit Plans

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Certain subsidiaries that comprise VPG offer defined benefit pension plans to their employees, which are reflected in the accompanying combined and consolidated condensed financial statements.

Prior to July 6, 2010, certain employees of VPG in the United States and the United Kingdom have historically participated in defined benefit pension and other postretirement plans sponsored by Vishay Intertechnology. The annual cost of the Vishay Intertechnology defined benefit plans is allocated to all of the participating businesses based upon a specific actuarial computation, and accordingly, are reflected in the accompanying combined and consolidated condensed statements of operations.

VPG will assume most of the obligations for employees in the United States and the United Kingdom that will be employed by VPG after the spin-off, and accordingly, those obligations are included in VPG’s combined and consolidated condensed balance sheets. An allocation of plan assets is also reflected in the disclosures below.

Vishay Intertechnology’s principal qualified U.S. pension plan, the Vishay Retirement Plan (“VRP”), was frozen effective January 1, 2009. Due to the freeze of the VRP, participants no longer accrue benefits. Given the frozen nature of the VRP, participants who will become employees of VPG at the spin-off will become terminated, vested participants of the VRP as of the spin-off date and Vishay Intertechnology will retain the pension obligations, the amount of which is not material.

Employees who participated in the Vishay Nonqualified Retirement Plan, who will become employees of VPG at the spin-off, transferred into the newly created Vishay Precision Group Nonqualified Retirement Plan. The Vishay Nonqualified Retirement Plan was a contributory pension plan designed to provide similar defined benefits to covered U.S. employees whose benefits under the Vishay Intertechnology Retirement Plan would be limited by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.

The Vishay Nonqualified Retirement Plan was frozen effective January 1, 2009, and participants no longer accrue benefits.

The Vishay Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. Vishay Intertechnology maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The combined and consolidated condensed balance sheets include allocations of these rabbi trust assets of $1,255,000 and $1,220,000 at July 3, 2010 and December 31, 2009, respectively, which equals the pension liability at those dates.

Note 6 – Pensions and Other Postretirement Benefits (continued)

The following table shows the components of net periodic cost of pension and other postretirement employee benefit plans (OPEB) for the second fiscal quarters of 2010 and 2009 (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	July 3, 2010		June 27, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$61	$9	$63	$9
Interest cost	197	34	160	33
Expected return on plan assets	(124)	-	(106)	-
Amortization of actuarial losses	2	8	12	7
Net periodic benefit cost	$136	$51	$129	$49

The following table shows the components of net periodic cost of pension and other postretirement employee benefit plans (OPEB) for the six fiscal months ended July 3, 2010 and June 27, 2009 (in thousands):

	Six fiscal months ended		Six fiscal months ended
	July 3, 2010		June 27, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$124	$18	$126	$18
Interest cost	402	68	320	66
Expected return on plan assets	(253)	-	(212)	-
Amortization of actuarial losses	5	16	25	14
Net periodic benefit cost	$278	$102	$259	$98

Other Retirement Obligations

Certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying combined and consolidated condensed balance sheets include a liability within other noncurrent liabilities related to these deferrals. Vishay Intertechnology maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The combined and consolidated condensed balance sheets include allocations of these rabbi trust assets of $2,446,000 and $2,295,000 at July 3, 2010 and December 31, 2009, respectively. Assets held in trust are intended to approximate VPG’s liability under this plan.

Note 7 – Share-Based Compensation

Vishay Intertechnology maintains various stockholder-approved programs which allow for the grant of share-based compensation to officers, directors, and employees, including employees of VPG. The following disclosures represent the portion of the Vishay Intertechnology programs in which employees of VPG participated.

Vishay Intertechnology common stock underlies all awards granted under these programs. The amounts presented are not necessarily indicative of future VPG equity compensation expense as an independent, publicly traded company for the periods presented.

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. VPG determines compensation cost for restricted stock units (“RSUs”) and phantom stock units based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Vishay stock options	$10	$16	$20	$31
Vishay restricted stock units	4	43	8	43
Vishay phantom stock units	-	-	44	19
Total	$14	$59	$72	$93

The following table summarizes Vishay Intertechnology stock option activity of VPG’s employees (number of options in thousands):

	Number	Weighted
	of	Average
	Vishay	Exercise
	Options	Price
Outstanding:
Beginning of year	102	$20.24
Granted	-	-
Exercised	-	-
Cancelled	-	-
End of period	102	$20.24

Vested and
expected to vest	102

Exercisable:
End of period	83

Outstanding Vishay Intertechnology stock options held by employees of VPG will expire within 60 days of the spin-off. VPG agreed to offer to issue replacement awards based on its own common stock after the spin-off. See Note 11.

Note 7 – Share-Based Compensation (continued)

The pretax aggregate intrinsic value (the difference between the closing stock price of Vishay Intertechnology common stock on the last trading day of second fiscal quarter of 2010 of $7.43 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 3, 2010 is zero, because all outstanding options have exercise prices in excess of market value. This amount changes based on changes in the market value of the Vishay Intertechnology’s common stock. No options were exercised during the six fiscal months ended July 3, 2010.

Restricted Stock Units and Phantom Stock Units

At July 3, 2010 and December 31, 2009, employees of VPG hold 5,001 and 6,668 unvested Vishay Intertechnology RSUs, respectively. Outstanding Vishay Intertechnology RSUs held by employees of VPG generally expired on July 6, 2010, the date of the spin-off. VPG agreed to issue replacement awards based on its own common stock after the spin-off. See Note 11.

Vishay Intertechnology phantom stock units granted to employees of VPG totaled 5,000 during the six fiscal months ended July 3, 2010. At July 3, 2010 and December 31, 2009, employees of VPG hold 35,000 and 30,000 phantom stock units, respectively, which were converted into Vishay Intertechnology common stock effective July 6, 2010 upon completion of the spin-off.

Note 8 – Segment Information

VPG operates in two product segments: Foil Technology Products, which include foil resistors and strain gages, and Weighing Modules and Control Systems, which include load cells, instruments, and complete systems for process control or on-board weighing applications.

VPG evaluates operating segment performance based on operating income, exclusive of certain items. Management believes that evaluating segment performance excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to intrinsic operating results of VPG.

The following table sets forth operating segment information (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net third-party revenues:
Weighing Modules & Control Systems	$27,330	$24,449	$51,608	$48,886
Foil Technology Products	25,584	16,884	49,481	36,152
Total	$52,914	$41,333	$101,089	$85,038

Gross margin:
Weighing Modules & Control Systems	$7,408	$4,451	$12,524	$10,524
Foil Technology Products	12,574	6,528	24,506	14,506
Total	$19,982	$10,979	$37,030	$25,030

Segment operating income:
Weighing Modules & Control Systems	$2,122	$164	$1,964	$1,655
Foil Technology Products	8,749	3,520	16,985	8,343
Unallocated G&A expenses	(4,720)	(2,836)	(8,957)	(6,123)
Restructuring and severance costs	-	(1,390)	-	(1,869)
Consolidated operating income (loss)	$6,151	$(542)	$9,992	$2,006

Restructuring and severance costs:
Weighing Modules & Control Systems	$-	$1,367	$-	$1,671
Foil Technology Products	-	23	-	198
	$-	$1,390	$-	$1,869

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Weighing Modules and Control Systems segment were $462,000 and $291,000 during the fiscal quarters ended July 3, 2010 and June 27, 2009, respectively, and $856,000 and $636,000 during the six fiscal months ended July 3, 2010 and June 27, 2009, respectively.

Note 9 – Additional Financial Statement Information

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3,	June 27,	July 3	June 27,
	2010	2009	2010	2009
Foreign exchange gain	$69	$26	$115	$30
Interest income	81	189	172	368
Other	(106)	12	(247)	5
	$44	$227	$40	$403

Net inventories consist of the following (in thousands):

	July 3,	December 31,
	2010	2009
Raw materials	$12,248	$13,341
Work in process	12,796	13,214
Finished goods	19,031	17,247
	$44,075	$43,802

Net property and equipment consists of the following (in thousands):

	July 3,	December 31,
	2010	2009
Land	$1,937	$2,003
Buildings and improvements	38,465	38,486
Machinery and equipment	66,255	64,681
Software	3,683	3,607
Projects in process	2,679	338
Accumulated depreciation	(67,852)	(64,516)
	$45,167	$44,599

Other accrued expenses consist of the following (in thousands):

	July 3,	December 31,
	2010	2009
Restructuring	$16	$132
Goods received, not yet invoiced	1,835	877
Other	5,384	3,564
	$7,235	$4,573

Note 10 – Fair Value Measurements

ASC Topic 820 establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the Company’s own assumptions.

An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
July 3, 2010
Assets held in rabbi trusts	$3,701	$779	$2,922	$-

December 31, 2009
Assets held in rabbi trusts	$3,515	$955	$2,560	$-

Vishay Intertechnology maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans, and VPG has established similar trusts to continue these programs. Effective July 6, 2010, Vishay Intertechnology contributed assets to VPG’s rabbi trust in an amount that approximates VPG’s liability under these arrangements. The assets reflected above as of July 3, 2010 are based on actual assets transferred by Vishay Intertechnology on July 6, 2010. The assets reflected above as of December 31, 2009 reflect a pro rata allocation of the Vishay Intertechnology rabbi trust assets. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with Vishay Intertechnology’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

VPG’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, accounts payable, and long-term debt. The carrying amounts for these financial instruments reported in the combined and consolidated condensed balance sheets approximate their fair values.

Note 11 – Subsequent Events

Consummation of the Spin-Off

On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders.

Issuance of Stock of Vishay Precision Group, Inc.

On July 6, 2010, Vishay Intertechnology common stockholders of record as of June 25, 2010 (“record date”) received 1 share of VPG common stock for every 14 shares of Vishay Intertechnology common stock they held on the record date, and Vishay Intertechnology Class B common stockholders received 1 share of VPG Class B common stock for every 14 shares of Vishay Intertechnology Class B common stock they held on the record date.

As a result of the spin-off, the Company issued 12,306,788 shares of common stock, par value $0.10, and 1,025,196 shares of Class B common stock, par value $0.10.

The Company’s Class B common stock carries ten votes per share. The common stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the common stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time into shares of common stock. Transfers of Class B shares other than to permitted transferees result in the automatic conversion of the Class B shares into common stock.

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. Stock dividends or distributions on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.

The Board of Directors is authorized, without further stockholder approval, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. The Board of Directors may fix or alter the designation, preferences, rights and any qualification, limitations, restrictions of the shares of any series, including the dividend rights, dividend rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares constituting any series. No shares of our preferred stock are currently outstanding.

Issuance of Stock Purchase Warrants of Vishay Precision Group, Inc.

Effective July 6, 2010, the Company issued 630,252 warrants to acquire shares of VPG common stock to holders of Vishay Intertechnology warrants pursuant to a warrant agreement entered into by Vishay Intertechnology and its transfer agent dated December 13, 2002. In accordance with the terms of the 2002 warrant agreement, the exercise prices of these warrants were determined based on the relative trading prices of Vishay Intertechnology and VPG common stock on the ten trading days following the spin-off. Of these warrants, 500,000 have an exercise price of $26.56 per share and 130,252 have an exercise price of $40.23 per share. These warrants expire in December 2012.

Note 11 – Subsequent Events (continued)

Issuance of Exchangeable Notes due 2102 of Vishay Precision Group, Inc.

As described in Note 2, by reason of the spin-off, Vishay Intertechnology was required to take action so that the existing exchangeable notes of Vishay Intertechnology are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc.

Based on the relative trading prices of Vishay Intertechnology and VPG common stock on the ten trading days following the spin-off, VPG assumed the liability for an aggregate $9,958,460 principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes is December 13, 2102.

The notes are subject to a put and call agreement under which the holders may at any time put the notes to the Company in exchange for 441,176 shares of the Company’s common stock in the aggregate, and the Company may call the notes in exchange for cash or for shares of its common stock at any time after January 1, 2018. The put/call rate of the VPG notes is $22.57 per share of common stock.

The notes will bear interest at LIBOR. Interest will be payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The interest rate could be further reduced to 50% of LIBOR after January 1, 2011 if the price of the Company’s common stock is above $59.75 per share for thirty or more consecutive trading days prior to that point.

Share-based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program.

Outstanding Vishay Intertechnology equity-based awards held by employees of VPG expire at or within 60 days of the spin-off. In connection with the spin-off, VPG agreed to issue, and to offer to issue, certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock.

VPG agreed to issue approximately 58,000 replacement stock options with a weighted average exercise price of $27.15. In addition, VPG expects that it will be required to issue approximately 4,000 replacement RSUs. The vesting schedule, expiration date, and other terms of these awards will be generally the same as those of the Vishay Intertechnology equity-based awards they are intended to replace.

Also in connection with the spin-off, the VPG Board of Directors agreed to grant “founders’ equity” awards pursuant to the Vishay Precision Group, Inc. 2010 Stock Incentive Program of approximately 100,000 RSUs to directors and executive officers. The total fair value of these awards was $1,165,000. The fair value will be recognized over the three year vesting schedule.

VPG’s three executive officers will also be entitled to annual performance-based equity awards with an aggregate target grant-date fair value of $588,000. The form and performance criteria of the annual equity awards will be determined by the VPG compensation committee.

Note 11 – Subsequent Events (continued)

Transactions with Vishay Intertechnology, Inc. at Spin-Off

At July 3, 2010, VPG had a net payable to Vishay Intertechnology, Inc. and affiliates of $19,531,000, which was fully paid prior to the spin-off on July 6, 2010.

As described above, effective as of the spin-off date, VPG assumed the liability for $9,958,460 principal amount of Vishay Intertechnology, Inc. exchangeable notes due 2102. The assumption of this liability was recorded as a reduction in parent net investment just prior to the spin-off.

Pursuant to the master separation agreement, the target net cash balance of VPG at the spin-off date was $65.0 million. “Net cash” for these purposes is defined as cash and cash equivalents less third-party indebtedness less notes payable to banks less the principal amount of the exchangeable notes assumed by VPG. If the actual amount of net cash at the spin-off date was less than 90% of the target net cash balance ($58.5 million), Vishay Intertechnology agreed to make a capital contribution effective July 6, 2010, just prior to the spin-off.

The following table reconciles the cash balance at the July 3, 2010 balance sheet date with the cash balance at July 6, 2010 (in thousands):

Balance at July 3, 2010	$70,979
Settlement of net payable to Vishay Intertechnology	(19,351)
Capital contribution by Vishay Intertechnology	18,972
Balance at July 6, 2010	$70,600

The following table reconciles the long-term debt balance (including current portion) at the July 3, 2010 balance sheet date with the long-term debt balance (including current portion) at July 6, 2010 (in thousands):

Balance at July 3, 2010	$1,608
Assumption of liability for exchangeable notes	9,958
Balance at July 6, 2010	$11,566

The following table reconciles the parent net investment balance at the July 3, 2010 balance sheet date with the parent net investment balance at July 6, 2010, just prior to the spin-off (in thousands):

Balance at July 3, 2010	$169,523
Assumption of liability for exchangeable notes	(9,958)
Capital contribution by Vishay Intertechnology	18,972
Balance at July 6, 2010	$178,537

After the completion of the spin-off, Vishay Intertechnology’s parent net investment was reconstituted as follows (in thousands):

Common stock	$1,231
Class B common stock	103
Capital in excess of par value	177,203
$178,537

Note 11 – Subsequent Events (continued)

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology after Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Transition Services Agreement

Pursuant to the transition services agreement, Vishay Intertechnology will provide to VPG certain information technology support services for our foil resistor business. The cost of the services to be provided may not necessarily be reflective of prices that could have been obtained for similar services from an independent third-party. VPG anticipates that total payments under the transition services agreement will be less than $300,000 for the first twelve months of the agreement, and $500,000 in the aggregate.

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2010	$76
2011	152
2012	152
2013	152
2014	152
Thereafter	76

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2010	$89
2011	39
2012	39
2013	39
2014	39
Thereafter	19

Supply Agreements

After the spin-off, VPG and Vishay Intertechnology each will require certain products manufactured by the other for manufacture and sale of its respective products. VPG and Vishay Intertechnology have entered into multiple supply agreements pursuant to which one party will be obligated to supply to the other certain products described in the supply agreements, up to a maximum aggregate quantity for each product, at pricing set forth in the supply agreements. The term of each supply agreement is perpetual unless sooner terminated. Either party may terminate the supply agreement at any time upon written notice to the other party at least one year prior to the requested date of termination. The parties will negotiate in good faith as to the pricing for each product on an annual basis taking into account ascertainable market inputs.

The estimated purchase price of products to be purchased annually from Vishay Intertechnology is approximately $130,000, and the estimated selling price of products to be sold annually to Vishay Intertechnology is approximately $175,000.

Note 11 – Subsequent Events (continued)

Credit Facility

In connection with the spin-off, as of July 6, 2010, the Company and its subsidiaries are no longer a part of Vishay’s revolving credit facility.

Executive Employment Agreements

The Company has written arrangements with its executive officers which outline base salary, incentive compensation, and equity-based compensation.

The arrangement with the Company’s President and Chief Executive Officer also provides for a special sign-on bonus of $400,000, which became payable on July 6, 2010, and will be recorded in the Company’s third quarter. The Company’s President and Chief Executive Officer will be required to repay this bonus if he terminates his employment with VPG during the initial three-year term of his employment arrangement, except under certain circumstances.

The arrangements with our executive officers also provide for incremental compensation in the event of termination without cause or for good reason.

The Company expects to enter into formal employment agreements with its executive officers based on terms agreed upon prior to the spin-off.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a designer, manufacturer and marketer of resistive foil technology products such as resistive sensors, weighing modules, and control systems for a wide variety of applications. Until July 6, 2010, our business was part of Vishay Intertechnology, Inc., and our assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Following the spin-off on July 6, 2010, we are an independent, publicly traded company, and Vishay Intertechnology does not retain any ownership interest in us.

We operate in two product segments: Foil Technology Products, which include strain gages, ultra-precision foil resistors, and current sensors, and Weighing Modules and Control Systems, which include transducers/load cells, instruments, weighing modules, and complete systems for process control or onboard weighing applications.

Net revenues for the fiscal quarter ended July 3, 2010 were $52.9 million, versus $41.3 million for the comparable prior year period. Net earnings for the fiscal quarter ended July 3, 2010 were $4.0 million, versus a net loss of $0.1 million for the comparable prior year period. The net loss for the fiscal quarter ended June 27, 2009 includes pretax charges of $1.4 million for restructuring and severance costs.

Net revenues for the six fiscal months ended July 3, 2010 were $101.1 million, versus $85.0 million for the comparable prior year period. Net earnings for the six fiscal months ended July 3, 2010 were $5.8 million, versus $0.5 million for the comparable prior year period. Net earnings for the fiscal six months ended June 27, 2009 were negatively impacted by pretax charges of $1.9 million for restructuring and severance costs.

Due primarily to the specialized nature of our products, our business historically has been relatively less influenced by macro economic factors. Nevertheless, we did experience significant impacts of the global recession beginning in the second quarter of 2008 and continuing into 2009.

In the second half of 2009, we began to see signs of economic recovery, including sequential increases in quarterly revenues and gross margins which have continued into the second quarter of 2010. Our book-to-bill ratio has been greater than one for four consecutive quarters, after five consecutive quarters of declining sales. While revenue levels have not yet returned to pre-recession levels, we remain confident for the long-term prospects of our business.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include sales, gross profit margin, end-of-period backlog, the book-to-bill ratio, and inventory turnover.

Gross profit margin is computed as gross profit as a percentage of net revenues. Gross profit is generally net revenues less costs of products sold, but could also include certain other period costs. Gross profit margin is clearly a function of net revenues, but also reflects our cost-cutting programs and our ability to contain fixed costs.

End-of-period backlog is one indicator of potential future sales. We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months. If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of the results to be expected for future periods.

Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period compared with the product that we ship during that period. A book-to-bill ratio that is greater than one indicates that our backlog is building and that we may generate increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of declining demand and may foretell declining sales.

We focus on our inventory turnover as a measure of how well we are managing our inventory. We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period. A higher level of inventory turnover reflects more efficient use of our capital.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the second quarter of 2009 and through the second quarter of 2010 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2009	2009	2009	2010	2010
Net revenues	$41,333	$40,105	$46,848	$48,175	$52,914

Gross profit margin	26.6%	31.6%	32.0%	35.4%	37.8%

End-of-period backlog	$27,500	$30,100	$32,700	$36,200	$38,400

Book-to-bill ratio	0.85	1.05	1.06	1.12	1.06

Inventory turnover	2.17	2.11	2.60	2.71	2.97

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the second quarter of 2009 through the second quarter of 2010 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2009	2009	2009	2010	2010
Foil Technology Products
Net revenues	$16,884	$16,018	$19,701	$23,897	$25,584
Gross profit margin	38.7%	40.3%	48.0%	49.9%	49.1%
End-of-period backlog	9,400	11,800	16,400	18,400	19,400
Book-to-bill ratio	0.84	1.14	1.24	1.16	1.05
Inventory turnover	3.08	3.04	3.24	3.58	3.73

Weighing Modules and
Control Systems
Net revenues	$24,449	$24,087	$27,147	$24,278	$27,330
Gross profit margin	18.2%	25.8%	20.4%	21.1%	27.1%
End-of-period backlog	18,100	18,300	16,300	17,800	19,000
Book-to-bill ratio	0.86	0.99	0.93	1.08	1.07
Inventory turnover	1.89	1.81	2.38	2.36	2.62

The order levels for the Foil Technology Products segment have now exceeded the pre-financial crisis level but order levels for the Weighing Modules and Control Systems segment are still approximately 30% below the pre-financial crisis level.

Acquisition Strategy

Since 2002, we have implemented a strategy of vertical product integration, by growing our weighing systems business and by promoting our sophisticated electronic weighing modules and other products that integrate the precision measurement components that we design and produce.

As part of our growth strategy, we seek to expand through acquisition of other manufacturers of products that are similar or complementary to our existing product portfolio, particularly manufacturers who have established positions in major markets, reputations for product quality and reliability, and product lines with which we have substantial marketing and technical expertise. We also explore opportunities to acquire smaller targets to gain market share, effectively penetrate different geographic markets, enhance new product development, or grow our high margin niche market businesses.

We expect to continue our program of strategic acquisitions, particularly where opportunities present themselves to grow our systems business. Upon completion of acquisitions, we seek to reduce selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies.

There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

Cost Management

To be successful, we must seek new strategies for controlling operating costs. Through automation in our plants, we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-labor-cost countries to state of the art new facilities, including a substantial degree of automation, in lower-labor-cost countries, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). This will enable us to become more efficient and cost competitive, but also maintain tighter controls of the operation. The improved automation will assist us to continuously improve product quality and increased efficiency.

A primary tenet of our business strategy is expansion through acquisitions. In addition to the primary objective of enhancing our strategy of vertical product integration, our acquisition strategy includes a focus on reducing selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies, and achieving significant production cost savings through the transfer of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives. These plant closure and employee termination measures subsequent to acquisitions are also integral to our cost reduction programs.

Under previous accounting standards, plant closure and employee termination costs that we incurred in connection with our acquisition activities were included in the costs of our acquisitions and did not affect earnings or losses on our statement of operations. ASC Topic 805, which we adopted effective January 1, 2009, requires such costs to be recorded as expenses in our statement of operations, as such expenses are incurred.

We evaluate potential restructuring projects based on an expected payback period. The payback period represents the number of years of annual cost savings necessary to recover the initial cash outlay for severance and other exit costs plus the noncash expenses recognized for asset write-downs. In general, a restructuring project must have a payback of less than 3 years to be considered beneficial. On average, our restructuring projects have a payback of between 1 and 1.5 years.

These production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in “Risk Factors” beginning on page 16 of our information statement, filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10.

In response to the economic downturn, during the latter half of 2008 and continuing into 2009, we undertook significant measures to cut costs. This included a temporary idling of manufacturing capacity to adapt to sellable volume and limiting the building of product for inventory. It also included permanent employee terminations, and temporary layoffs and shutdowns. We incurred restructuring and severance costs of $2.6 million as a result of these programs in response to the global recession. Of these amounts, $1.4 million and $1.9 million were recorded in the fiscal quarter and six-fiscal months ended June 27, 2009.

We did not initiate any new programs during the six fiscal months ended July 3, 2010 and thus did not record any restructuring expenses during the fiscal quarter or six fiscal months ended July 3, 2010.

We are presently executing plans to further reduce our costs by consolidating additional manufacturing operations by expanding our newly acquired facility in India. These plans will require us to incur restructuring and severance costs in future periods. However, after implementing these plans, we do not anticipate significant restructuring and severance costs for our business except in the context of acquisition integration.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.

Foreign Currency

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. While we have in the past used forward exchange contracts to hedge a portion of our projected cash flows from these exposures, we generally have not done so in recent periods.

U.S. generally accepted accounting principles (“GAAP”) require that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. We have both situations among our subsidiaries.

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of equity. The general strength of the U.S. dollar at the end of the second fiscal quarter of 2010 compared to December 31, 2009 has significantly increased the accumulated other comprehensive loss recorded on our combined and consolidated condensed balance sheet.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies. The general strength of the U.S. dollar during the first half of 2010 compared to the first half of 2009 has reduced our combined and consolidated condensed revenues and expenses.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for first half of 2010 have been slightly unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of sales and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Costs of products sold	62.2%	73.4%	63.4%	70.6%
Gross profit	37.8%	26.6%	36.6%	29.4%
Selling, general, and administrative expenses	26.1%	24.5%	26.7%	24.9%
Operating income (loss)	11.6%	-1.3%	9.9%	2.4%
Income (loss) before taxes	11.5%	-1.6%	9.6%	2.0%
Net earnings (loss)	7.7%	-0.4%	5.8%	0.5%
Net earnings (loss) attributable to Parent	7.6%	-0.3%	5.7%	0.6%

Effective tax rate	33.2%	74.6%	39.6%	74.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$52,914	$41,333	$101,089	$85,038
Change versus comparable
prior year period	$11,581		$16,051
Percentage change versus
prior year period	28.0%		18.9%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	31.2%	18.0%
Change in average selling prices	-0.9%	-0.4%
Foreign currency effects	-1.2%	1.3%
Other	-1.1%	0.0%
Net change	28.0%	18.9%

During the second quarter and six fiscal months ended July 3, 2010, our sales volume increased due to improving economic conditions.

Gross Profit and Margins

Gross profit margin for the fiscal quarter and six fiscal months ended July 3, 2010 was 37.8% and 36.6%, respectively, as compared to 26.6% and 29.4% for the comparable prior year periods. The increase in gross profit margin reflects manufacturing efficiencies resulting from higher production volume and our fixed cost reduction programs.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$25,584	$16,884	$49,481	$36,152
Change versus comparable
prior year period	$8,700		$13,329
Percentage change versus
prior year period	51.5%		36.9%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	53.3%	34.9%
Change in average selling prices	0.0%	0.4%
Foreign currency effects	-0.5%	0.8%
Other	-1.3%	0.8%
Net change	51.5%	36.9%

Gross profit as a percentage of net revenues for the Foil Technology Products segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	49.1%	38.7%	49.5%	40.1%

Weighing Modules and Control Systems

Net revenues of the Weighing Modules and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net revenues	$27,330	$24,449	$51,608	$48,886
Change versus comparable
prior year period	$2,881		$2,722
Percentage change versus
prior year period	11.8%		5.6%

Changes in Weighing Modules and Control Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	15.6%	5.4%
Change in average selling prices	-1.8%	-1.1%
Foreign currency effects	-2.0%	1.8%
Other	0.0%	-0.5%
Net change	11.8%	5.6%

Gross profit as a percentage of net revenues for the Weighing Modules and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Gross margin percentage	27.1%	18.2%	24.3%	21.5%

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Total SG&A expenses	$13,831	$10,131	$27,038	$21,155
as a percentage of sales	26.1%	24.5%	26.7%	24.9%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs.

SG&A expenses for the quarter and six fiscal months ended July 3, 2010 have increased versus the comparable prior year periods, primarily due to increased personnel costs as we prepare to function as an independent, publicly-traded company. Personnel costs have also increased due to the resumption of employee bonus programs that were suspended in 2009 due to the recession.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Allocation of corporate overhead costs	$546	$438	$1,106	929
Amortization of intangible assets	705	741	1,465	1,486
Net loss (gain) on sales of assets	(4)	15	(7)	34

Through the date of the spin-off, we had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of our business. While these transactions are not necessarily indicative of the terms we would have achieved had we been a separate entity, management believes they are reasonable. A description of these transactions and allocations is included in Note 2 to our historical unaudited interim combined and consolidated condensed financial statements.

Historically, we have used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. As of the spin-off, we will be an independent, publicly traded company. We expect to incur additional SG&A costs associated with being an independent, publicly traded company. These additional anticipated costs are not reflected in the historical combined and consolidated condensed financial statements.

Pursuant to the transition services agreement, Vishay Intertechnology will provide to VPG certain information technology support services for our foil resistor business. The cost of the services to be provided may not necessarily be reflective of prices that could have been obtained for similar services from an independent third-party. VPG anticipates that total payments under the transition services agreement will be less than $300,000 for the first twelve months of the agreement, and $500,000 in the aggregate.

Other Income (Expense)

Total interest expense for the fiscal quarter and six fiscal months ended July 3, 2010 decreased by $0.2 million and $0.4 million, respectively, versus the comparable prior year periods, primarily attributable to lower interest rates and a lower balance of net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology is included in the combined and consolidated condensed financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities.

The following tables analyze the components of the line “Other” on the combined and consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended
	July 3, 2010	June 27, 2009	Change
Foreign exchange gain	$69	$26	$43
Interest income	81	189	(108)
Other	(106)	12	(118)
	$44	$227	$(183)

	Six fiscal months ended
	July 3, 2010	June 27, 2009	Change
Foreign exchange gain	$115	$30	$85
Interest income	172	368	(196)
Other	(247)	5	(252)
	$40	$403	$(363)

Income Taxes

The effective tax rate for the six fiscal months ended July 3, 2010 was 39.6%, as compared to 74.6% for the six fiscal months ended June 27, 2009.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes calculated on a separate tax return basis. The effective tax rates for the periods ended July 3, 2010 and June 27, 2009 reflect our expected tax rate on reported income before income tax and tax adjustments. We operate in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate. Changes in the effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

The high effective tax rate for the six fiscal month periods ended July 3, 2010 and June 27, 2009 are principally due to losses in tax jurisdictions where we could not record a deferred tax benefit.

The income taxes presented in the unaudited interim combined and consolidated condensed financial statements are calculated on a separate tax return basis, although our operations have historically been included in Vishay Intertechnology’s U.S. federal and state tax returns or certain non-U.S. jurisdictions tax returns. Vishay Intertechnology’s global tax model has been developed based on its entire portfolio of businesses. Accordingly, our tax expense as presented in the combined and consolidated condensed financial statements is not necessarily indicative of future performance and does not necessarily reflect the results that we would have generated as an independent, publicly traded company for the periods presented.

Additional information about income taxes is included in Note 4 to our unaudited interim combined and consolidated condensed financial statements.

Financial Condition, Liquidity, and Capital Resources

At July 3, 2010 and December 31, 2009, we had significant cash balances and limited third-party debt. We historically have had significant amounts payable to Vishay Intertechnology affiliates. The payable to Vishay Intertechnology affiliates of $19.4 million (as of July 3, 2010) was repaid as of the spin-off date of July 6, 2010.

Vishay Intertechnology made capital contributions of $19.0 million, effective as of July 6, 2010, pursuant to the master separation agreement, to ensure that we had net cash within the range specified in the master separation agreement.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes in accordance with the terms of Vishay Intertechnology's outstanding exchangeable notes due 2102, which required that the existing exchangeable notes of Vishay Intertechnology be exchanged in connection with the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.6 million at July 3, 2010.

The Company expects to enter into a revolving credit facility with a consortium of banks to provide us with flexibility and additional liquidity during the third fiscal quarter of 2010.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. During the six fiscal months ended July 3, 2010, we generated $9.4 million of cash from operating activities, versus $10.6 million during the comparable prior year period. Our cash flow gives us the flexibility to create stockholder value by investing in our business.

Our cash flows from operating activities during the six fiscal months ended July 3, 2010 were negatively impacted by the transition of selling activities to VPG’s dedicated sales forces for certain of our Foil Technology products effective June 1, 2010, in anticipation of the spin-off. These sales activities were previously performed by Vishay Intertechnology. As a result of this transition, our third-party accounts receivable increased significantly, which has a corresponding impact on cash flows from operating activities.

We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We historically have generated positive “free cash,” even in the recent recession, and we expect to continue to be able to do so. There is no assurance, however, that we will be able to continue to generate free cash.

The following table summarizes the components of net cash (debt) at July 3, 2010 on an actual and pro forma basis (assuming the spin-off had occurred on July 3, 2010) and at December 31, 2009 on an actual basis (in thousands):

	July 3, 2010	July 3, 2010	December 31, 2009
	Actual	Pro Forma	Actual
Third-party debt, including current and long-term:
Third-party debt held by Japanese subsidiary	$1,608	$1,608	$1,735
Exchangeable notes due 2102	-	9,958	-
Notes payable to banks	534	534	9
Total third-party debt	2,142	12,100	1,744
Net payable to affiliates	19,351	-	18,495
Total debt	21,493	12,100	20,239

Cash and cash equivalents	$70,979	$70,600	$63,192
Net cash (debt) position	$49,486	$58,500	$42,953

Measurements such as “free cash” and “net cash (debt)” do not have uniform definitions and are not recognized in accordance with U.S. GAAP. Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions, and that an analysis of “net cash (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.

Approximately 72% and 98% of our cash and cash equivalents balance at July 3, 2010 and December 31, 2009, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of July 3, 2010 is strong, with a current ratio (current assets to current liabilities) of 3.4 to 1, as compared to a ratio of 3.7 to 1 at December 31, 2009. The changes in this ratio in 2010 are primarily attributable to changes in working capital. On a pro forma basis, assuming the repayment of the net payable to Vishay Intertechnology from cash on-hand, our current ratio at July 3, 2010 and at December 31, 2009 would be 5.1 to 1 and 6.4 to 1, respectively.

Our business is not particularly capital intensive. Cash paid for property and equipment for the six fiscal months ended July 3, 2010 and June 27, 2009 was $3.9 million and $1.1 million, respectively. We limited our capital expenditures in 2009 as a result of the economic uncertainty. This reduced level of annual capital spending is temporary and not sustainable. Capital expenditures for 2010 are expected to be approximately $10.3 million, to expand our business.

“Other investing activities” on the combined and consolidated condensed statements of cash flows principally represent principal payments on a long-term note related to the sale of AeroGo, a business acquired as part of the acquisition of SI Technologies and divested in 2005. At December 31, 2009, the note receivable related to the disposition of the AeroGo business has been fully repaid.

Contractual Commitments

Our information statement, filed with the SEC on June 22, 2010 as exhibit 99.1 to our registration statement on Form 10, includes a table of contractual commitments as of December 31, 2009. There were no material changes to these commitments during the six fiscal months ended July 3, 2010.

Upon consummation of the spin-off on July 6, 2010, subsequent to the end of the second fiscal quarter, we entered into various contractual commitments, which are described in Note 11 to our unaudited interim combined and consolidated condensed financial statements included in Item 1.

Safe Harbor Statement

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, unexpected costs or difficulties related to our recent spin-off and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our information statement filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks previously disclosed in our information statement filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10, except as described below.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances.

On July 6, 2010, subsequent to the end of our second fiscal quarter, Vishay Intertechnology completed the spin-off of our company through a tax-free stock dividend to Vishay Intertechnology’s stockholders. Transactions related to the spin-off change the nature of our exposures to interest rate risks.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes in accordance with the terms of Vishay Intertechnology's outstanding exchangeable notes due 2102, which required that the existing exchangeable notes of Vishay Intertechnology be exchanged in connection with the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc with principal amounts and other features calculated based on the relative trading prices of the common stock of VPG and Vishay Intertechnology in the 10 trading days following the spin-off. The new Vishay Precision Group, Inc. notes bear interest at LIBOR.

At July 6, 2010, we have cash and cash equivalents of $70.6 million, which accrues interest at various variable rates.

Based on the debt and cash positions at July 6, 2010, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.2 million.

Item 4. Controls and Procedures

Under the rules and regulations of the Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2011, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the year ending December 31, 2011, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal controls over financial reporting.

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the end of the period covered by this report and in connection with our spin-off from Vishay Intertechnology on July 6, 2010, several areas of internal control over financial reporting changed. These areas are primarily related to setting up corporate functions at Vishay Precision Group, Inc. that previously existed at Vishay Intertechnology. These functions that affected internal control over financial reporting include financial reporting, legal, and information technology.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our information statement filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Vishay Precision Group, Inc., effective June 25, 2010. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed July 1, 2010.
3.2	Amended and Restated By-Laws of Vishay Precision Group, Inc., effective July 6, 2010. Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed July 7, 2010.
10.1	Master Separation and Distribution Agreement between the Registrant and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to Amendment No. 6 to our Registration Statement on Form 10 filed June 22, 2010.
10.2	Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 22, 2010.
10.3	Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 7, 2010.
10.4	Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 7, 2010.
10.5	Transition Services Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 7, 2010.
10.6	Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 7, 2010. * *
10.7	Secondment Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed July 7, 2010.
10.8	Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed July 7, 2010. * *
10.9	Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd. Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed July 7, 2010.
10.10	Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd. Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed July 7, 2010. * *
10.11	Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed July 7, 2010. * *
10.12	Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed July 7, 2010. * *
10.13	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH. Incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed July 7, 2010.
10.14	Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. Incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed July 7, 2010. * *
10.15	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. Incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed July 7, 2010.
10.16	Lease Agreement, between Vishay Alpha Electronics Corporation and Vishay Japan Co., Ltd. Incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed July 7, 2010.
10.17	Lease Agreement, dated July 6, 2010, between Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed July 7, 2010.
10.18	Lease Agreement, dated July 4, 2010, between Vishay Precision Israel, Ltd. and Vishay Israel, Ltd. Incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed July 7, 2010.
10.19	Vishay Precision Group, Inc. 2010 Stock Incentive Program, effective July 6, 2010. Incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed July 7, 2010.

10.20	Term sheet, dated June 14, 2010, by and among Ziv Shoshani and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.27 to Amendment No. 4 to our Registration Statement on Form 10 filed June 15, 2010.
10.21	Term sheet, dated June 14, 2010, by and among William Clancy and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.28 to Amendment No. 4 to our Registration Statement on Form 10 filed June 15, 2010.
10.22	Term sheet, dated June 14, 2010, by and among Tom Kieffer and Vishay Precision Group, Inc. Incorporated by reference to Exhibit 10.29 to Amendment No. 4 to our Registration Statement on Form 10 filed June 15, 2010.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
____________________

** Confidential treatment has been accorded to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: August 10, 2010