Form 10-Q
period 2010-10-02
Vishay Precision Group, Inc.
filed 2010-11-12
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

As of November 12, 2010, the registrant had 12,306,788 shares of its common stock and 1,025,196 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
OCTOBER 2, 2010

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Combined and Consolidated Condensed Balance Sheets
		– October 2, 2010 (Unaudited) and December 31, 2009	3

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended October 2, 2010 and
		September 26, 2009	4

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Nine Fiscal Months Ended October 2, 2010 and
		September 26, 2009	5

		Combined and Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine Fiscal Months Ended October 2, 2010 and
		September 26, 2009	6

		Combined and Consolidated Condensed Statement of Equity (Unaudited)	7

		Notes to Combined and Consolidated Condensed Financial Statements
		(Unaudited)	8

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

	Item 4.	Controls and Procedures	43

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 3.	Defaults Upon Senior Securities	44

	Item 4.	[Removed and Reserved]	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	45

		SIGNATURES	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Balance Sheets
(In thousands)

	October 2,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,390	$63,192
Accounts receivable, net	34,270	23,345
Net inventories	46,170	43,802
Deferred income taxes	5,073	4,960
Prepaid expenses and other current assets	8,617	4,522
Total current assets	175,520	139,821

Property and equipment, net	45,511	44,599
Intangible assets, net	15,518	17,217
Other assets	8,728	8,142
Total assets	$245,277	$209,779

Liabilities and equity
Current liabilities:
Notes payable to banks	$703	$9
Trade accounts payable	10,021	5,805
Net payable to related party	3,870	-
Net payable to affiliates	-	18,495
Payroll and related expenses	10,074	6,619
Other accrued expenses	8,654	4,573
Income taxes	4,246	1,647
Current portion of long-term debt	-	184
Total current liabilities	37,568	37,332

Long-term debt, less current portion	11,660	1,551
Deferred income taxes	7,511	5,993
Other liabilities	6,434	6,141
Accrued pension and other postretirement costs	10,739	10,549
Total liabilities	73,912	61,566

Commitments and contingencies

Equity:
Common stock	1,231	-
Class B common stock	103	-
Capital in excess of par value	176,381	-
Retained earnings	2,619	-
Parent net investment	-	157,258
Accumulated other comprehensive income (loss)	(9,165)	(9,168)
Total Vishay Precision Group, Inc. stockholders' or parent equity	171,169	148,090
Noncontrolling interests	196	123
Total equity	171,365	148,213
Total liabilities and equity	$245,277	$209,779

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	October 2,	September 26,
	2010	2009
Net revenues	$51,608	$40,106
Costs of products sold	32,466	27,425
Gross profit	19,142	12,681

Selling, general, and administrative expenses	14,356	10,270
Restructuring and severance costs	-	175
Operating income	4,786	2,236

Other income (expense):
Interest expense	(31)	(341)
Other	(427)	144
Other income (expense) - net	(458)	(197)

Income before taxes	4,328	2,039

Income tax expense	1,698	1,522

Net earnings	2,630	517
Less: net earnings (loss) attributable to
noncontrolling interests	11	(4)
Net earnings attributable to VPG stockholders	$2,619	$521

Basic earnings per share attributable to VPG stockholders	$0.20	$0.04

Diluted earnings per share attributable to VPG stockholders	$0.19	$0.04

Weighted average shares outstanding - basic	13,332	13,332

Weighted average shares outstanding - diluted	13,779	13,332

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 2,	September 26,
	2010	2009
Net revenues	$152,697	$125,144
Costs of products sold	96,525	87,433
Gross profit	56,172	37,711

Selling, general, and administrative expenses	41,394	31,425
Restructuring and severance costs	-	2,044
Operating income	14,778	4,242

Other income (expense):
Interest expense	(347)	(1,073)
Other	(387)	547
Other income (expense) - net	(734)	(526)

Income before taxes	14,044	3,716

Income tax expense	5,544	2,773

Net earnings	8,500	943
Less: net earnings (loss) attributable to
noncontrolling interests	70	(51)
Net earnings attributable to VPG stockholders	$8,430	$994

Basic earnings per share attributable to VPG stockholders	$0.63	$0.07

Diluted earnings per share attributable to VPG stockholders	$0.61	$0.07

Weighted average shares outstanding - basic	13,332	13,332

Weighted average shares outstanding - diluted	13,779	13,332

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 2,	September 26,
	2010	2009
Operating activities
Net earnings	$8,500	$943
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	7,784	8,375
(Gain) loss on disposal of property and equipment	(8)	32
Inventory write-offs for obsolescence	1,027	1,530
Other	5,300	(3,557)
Net changes in operating assets and liabilities:
Accounts receivable	(10,649)	8,025
Inventories	(3,254)	6,905
Prepaid expenses and other current assets	(4,025)	1,199
Accounts payable	4,155	(1,838)
Payable to related party	3,870	-
Other current liabilities	7,328	(4,170)
Net cash provided by operating activities	20,028	17,444

Investing activities
Capital expenditures	(5,481)	(1,271)
Proceeds from sale of property and equipment	57	791
Other investing activities	-	300
Net cash used in investing activities	(5,424)	(180)

Financing activities
Principal payments on long-term debt and capital leases	(189)	(365)
Net changes in short-term borrowings	664	-
Contributions from (distributions to) noncontrolling interests	3	(2)
Transactions with Vishay Intertechnology	3,493	(9,741)
Net cash provided by (used in) financing activities	3,971	(10,108)
Effect of exchange rate changes on cash and cash equivalents	(377)	3,344
Increase in cash and cash equivalents	18,198	10,500

Cash and cash equivalents at beginning of year	63,192	70,381
Cash and cash equivalents at end of period	$81,390	$80,881

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statement of Equity
(Unaudited - In thousands)

					Accumulated		Total VPG Inc.
			Capital in		Other		Stockholders' or
	Common	Class B	Excess of	Retained	Comprehensive	Parent Net	Parent	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Investment	Equity	Interests	Equity
Balance at December 31, 2009	$-	$-	$-	$-	$(9,168)	$157,258	$148,090	$123	$148,213
Net earnings from January 1, 2010
through July 5, 2010	-	-	-	-	-	5,811	5,811	59	5,870
Net earnings from July 6, 2010
through October 2, 2010	-	-	-	2,619	-	-	2,619	11	2,630
Foreign currency translation adjustment (net of tax)	-	-	-	-	(46)	-	(46)	-	(46)
Pension and other
postretirement actuarial items (net of tax)	-	-	-	-	49	-	49	-	49
Comprehensive income							8,433	70	8,503
Other transactions with Vishay - net	-	-	-	-	-	23,930	23,930	-	23,930
Consummation of spin-off transaction
on July 6, 2010	1,231	103	176,354	-	-	(187,071)	(9,383)	-	(9,383)
Stock compensation expense	-	-	27	-	-	72	99	-	99
Contribution from noncontrolling interests	-	-	-	-	-	-	-	3	3
Balance at October 2, 2010	$1,231	$103	$176,381	$2,619	$(9,165)	$-	$171,169	$196	$171,365

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Combined and Consolidated Condensed Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

Background

On October 27, 2009, Vishay Intertechnology, Inc. (“Vishay Intertechnology”) announced its intention to spin-off its precision measurement and foil resistor businesses into an independent, publicly traded company to be named Vishay Precision Group, Inc. (“VPG” or the “Company”).

On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders. See Note 2. References herein to “VPG” or the “Company” with respect to events prior to July 6, 2010 refer to the precision measurement and foil resistor businesses that were contributed to Vishay Precision Group, Inc. in the spin-off.

The Company is an international designer, manufacturer and marketer of Foil Technology Products (strain gages, ultra-precision foil resistors, current sensors) and Weighing Modules and Control Systems (load cells/transducers, instruments, weighing modules, and control systems) for a wide variety of applications.

Carve-out Basis of Presentation

Until July 6, 2010, VPG was part of Vishay Intertechnology and its assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses.

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

For periods prior to July 6, 2010, the combined and consolidated condensed statements of operations include all revenues and expenses directly attributable to VPG, including costs for facilities, functions, and services used by VPG at shared sites and costs for certain functions and services performed by centralized Vishay Intertechnology organizations outside of the defined scope of VPG and directly charged to VPG based on usage. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of VPG by centralized staff groups within Vishay Intertechnology, (ii) Vishay Intertechnology general corporate expenses, (iii) pension and other postemployment benefit costs, (iv) interest expense, and (v) current and deferred income taxes. See Notes 2, 4, 8, and 13 for a description of the allocation methodologies utilized.

All of the allocations and estimates in the accompanying combined and consolidated condensed financial statements for periods prior to July 6, 2010, are based on assumptions that Vishay Intertechnology and VPG management believe are reasonable, and reasonably approximate the historical costs that VPG would have incurred as a separate entity for the same level of service or support. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if VPG had been operated as a separate entity.

Note 1 – Basis of Presentation (continued)

Since the spin-off, VPG is incurring incremental costs to both replace Vishay Intertechnology support and to allow VPG to function as an independent, publicly-traded company.

Actual costs that may have been incurred if VPG had been a stand-alone company, for periods prior to July 6, 2010, would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, VPG is performing these functions using its own resources or purchasing these services.

Interim Financial Statements

These unaudited combined and consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, included in VPG’s Information Statement, filed with the Securities and Exchange Commission on June 22, 2010 as Exhibit 99.1 to its registration statement on Form 10. The results of operations for the fiscal quarter and nine fiscal months ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Earnings Per Share

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to December 31, 2009, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period. For the nine fiscal months ended October 2, 2010, the Company assumed that the dilutive securities were outstanding for the entire period, and therefore were included in the denominator of diluted earnings per share. See Note 6 for a discussion of shares of common stock and Class B common stock issued pursuant to the spin-off.

Note 1 – Basis of Presentation (continued)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to fair value measurements disclosures. The updated guidance (i) requires separate disclosure of significant transfers out of Levels 1 and 2 fair value measurements, (ii) requires disclosure of Level 3 fair value measurements activity on a gross basis, (iii) clarifies existing disaggregation requirements, and (iv) clarifies existing input and valuation technique disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 fair value measurement disclosure requirements, which are effective for fiscal years beginning after December 15, 2010. VPG adopted the aspects of the guidance that are currently effective as of January 1, 2010 and will adopt the remaining guidance on January 1, 2011. The adoption of the effective guidance had no effect on VPG’s financial position, results of operations, or liquidity and the adoption of the remaining guidance is not expected to have any effect on VPG’s financial position, results of operations, or liquidity.

Note 2 – Related Party Transactions

Through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. While these transactions are not necessarily indicative of the terms VPG would have achieved had it been a separate entity, management believes they are reasonable.

Historically, VPG has used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. Subsequent to the spin-off, VPG is an independent, publicly traded company, and is incurring additional costs associated with being an independent, publicly traded company. These additional anticipated costs are not reflected in VPG’s historical combined and consolidated condensed financial statements for periods prior to July 6, 2010.

Sales Organizations

Prior to the spin-off, a portion of the VPG’s Foil Technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates as regionally-based legal entities. The third-party sales of these products are presented in the combined and consolidated condensed financial statements as if they were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $0 and $2,595,000 during the fiscal quarters ended October 2, 2010 and September 26, 2009, respectively, and $6,635,000 and $8,967,000 during the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively.

The selling entities received selling commissions on these sales. Commission rates were set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $0 and $142,000 during the fiscal quarters ended October 2, 2010 and September 26, 2009, respectively, and $320,000 and $497,000 during the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively.

The net cash generated by these transactions was retained by the Vishay Intertechnology selling entity, and is presented in the combined and consolidated condensed balance sheet as a reduction in parent net investment, and is presented in the combined and consolidated condensed statements of cash flows as a financing activity in the caption “Transactions with Vishay Intertechnology.”

These sales activities were transitioned to VPG’s dedicated sales forces effective June 1, 2010, in anticipation of the spin-off.

Note 2 – Related Party Transactions (continued)

Shared Facilities

VPG and operations of Vishay Intertechnology outside the defined scope of VPG shared certain manufacturing and administrative sites. Costs were allocated based on relative usage of the respective facilities.

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Israel and one location in Japan, and leases space to Vishay Intertechnology. Vishay Intertechnology owns one location in Israel and one location in the United States, and leases space to VPG.

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated condensed financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. Amounts charged to VPG for these services were $0 and $627,000 during the fiscal quarters ended October 2, 2010 and September 26, 2009, respectively, and $1,059,000 and $1,841,000 during the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively. VPG assumed the responsibility for these functions, either internally or by purchasing these services from third-party vendors, following the spin-off.

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

The total amount of allocated costs was $0 and $259,000 during the fiscal quarters ended October 2, 2010 and September 26, 2009, respectively, and $1,106,000 and $1,188,000 during the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively. These costs were allocated on the ratio of VPG’s revenues to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly traded company.

Note 2 – Related Party Transactions (continued)

Centralized Cash Management

Vishay Intertechnology uses a centralized approach to cash management in the United States and Europe.

Prior to July 6, 2010, in the United States, cash deposits from VPG historically were transferred to Vishay Intertechnology on a regular basis and were netted against intercompany payables, or occasionally remitted to the parent as a dividend. See “Net Payable to Affiliates” below.

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

Vishay Europe GmbH, as cash pool leader, paid interest on these funds based on the prevailing interest rates at third-party lending institutions in Europe. The combined and consolidated condensed financial statements reflect cash pool interest income of $45,000 and $230,000, respectively, for the fiscal quarter and nine fiscal months ended September 26, 2009.

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

At December 31, 2009, the net payable to affiliates was presented as a current liability. These amounts were all repaid prior to the spin-off on July 6, 2010.

Through July 6, 2010, the combined and consolidated condensed financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $0 and $340,000 during the fiscal quarters ended October 2, 2010 and September 26, 2009, respectively, and $286,000 and $1,047,000 during the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively. Of these amounts, $0 and $300,000 during the fiscal quarters ended October 2, 2010 and September 26, 2009, respectively, and $200,000 and $900,000 during the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively, were not historically charged by Vishay Intertechnology to VPG, and accordingly, these amounts of imputed interest are reflected as an increase to parent net investment in the combined and consolidated condensed balance sheet. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

Note 2 – Related Party Transactions (continued)

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

Under the terms of the put and call agreement, by reason of the spin-off, Vishay Intertechnology was required to take action so that the existing notes were deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc.

Except for Vishay Intertechnology’s contractual obligation to issue new notes of any spin-off company, these notes have no direct historical connection to the VPG business. Accordingly, these exchangeable notes are not included in the historical combined and consolidated condensed financial statements prior to the spin-off date. See Note 5.

Transactions with Vishay Intertechnology, Inc. at Spin-Off

At July 3, 2010, VPG had a net payable to Vishay Intertechnology, Inc. and affiliates of $19,351,000, which was fully paid prior to the spin-off on July 6, 2010.

As described above, effective as of the spin-off date, VPG assumed the liability for $9,958,460 principal amount of Vishay Intertechnology, Inc. exchangeable notes due 2102. The assumption of this liability was recorded as a reduction in parent net investment just prior to the spin-off.

Pursuant to the master separation agreement, the net cash balance of VPG at the spin-off date was $58.5 million, which was within 10% of the target net cash balance and therefore no capital contribution by Vishay Intertechnology was required.

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology after Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Note 2 – Related Party Transactions (continued)

Transition Services Agreement

Under the terms of a transition services agreement that VPG entered into with Vishay Intertechnology on July 6, 2010, Vishay Intertechnology agreed to provide to VPG, for a fee, specified support services for a period of up to 18 months after the spin-off. Vishay Intertechnology will provide to VPG certain information technology support services for the Company’s foil resistor business. The cost of the services under the transition services agreement will be less than $300,000 for the first twelve months of the agreement, and $500,000 in the aggregate.

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

Note 2 – Related Party Transactions (continued)

Net Payable to Related Party

At October 2, 2010, VPG had a net payable to Vishay Intertechnology, Inc. and affiliates of $3,870,000, which is presented as a current liability in the combined and consolidated condensed balance sheet. As of October 2, 2010, $85,000 has been paid to Vishay Intertechnology Inc. for transition services.

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

VPG recorded restructuring and severance costs of $175,000 and $2,044,000, respectively, for the fiscal quarter and nine fiscal months ended September 26, 2009. Restructuring costs were substantially paid by the end of 2009.

No new restructuring activities were initiated during the nine fiscal months ended October 2, 2010.

Note 4 – Income Taxes

Income taxes for VPG for the nine fiscal months ended October 2, 2010 and September 26, 2009, as presented in these combined and consolidated condensed financial statements, are calculated on a separate tax return basis, although VPG’s operations have historically been included in Vishay Intertechnology’s U.S. federal and certain state tax returns, and United Kingdom “group relief,” available to entities under common control, has been claimed. Vishay Intertechnology’s global tax model has been developed based on its entire portfolio of businesses. Accordingly, tax results as presented for VPG in these financial statements are not necessarily indicative of future performance and do not necessarily reflect the results that VPG would have generated as an independent, publicly traded company for the periods presented.

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

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended October 2, 2010 and September 26, 2009 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations where VPG operates.

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. In accordance with the Tax Matters Agreement, any income tax reserves associated with the pre-spinoff periods are indemnified by Vishay Intertechnology.

Note 5 – Long-term Debt

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

The notes bear interest at LIBOR. Interest is payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The interest rate could be further reduced to 50% of LIBOR after January 1, 2011 if the price of the Company’s common stock is above $59.75 per share for thirty or more consecutive trading days prior to that point.

Note 6 – Stockholders’ Equity

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

Note 6 – Stockholders’ Equity (continued)

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

Note 7 – Other Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net earnings	$2,630	$517	$8,500	$943
Other comprehensive income:
Foreign currency translation
adjustment (net of tax)	4,899	2,681	(46)	5,443
Pension and other postretirement
adjustments (net of tax)	(61)	18	49	(78)
Total other comprehensive income	4,838	2,699	3	5,365
Comprehensive income	$7,468	$3,216	$8,503	$6,308
Less: Comprehensive income (loss)
attributable to noncontrolling interests	11	(4)	70	(51)

Comprehensive income attributable to
VPG stockholders	$7,457	$3,220	$8,433	$6,359

Note 8 – Pensions and Other Postretirement Benefits

Defined Benefit Plans

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Certain subsidiaries that comprise VPG offer defined benefit pension plans to their employees, which are reflected in the accompanying combined and consolidated condensed financial statements.

Prior to July 6, 2010, certain employees of VPG in the United States and the United Kingdom have historically participated in defined benefit pension and other postretirement plans sponsored by Vishay Intertechnology. The annual cost of the Vishay Intertechnology defined benefit plans is allocated to all of the participating businesses based upon a specific actuarial computation, and accordingly, is reflected in the accompanying combined and consolidated condensed statements of operations.

VPG assumed most of the obligations for employees in the United States and the United Kingdom that were employed by VPG after the spin-off, and accordingly, those obligations are included in VPG’s combined and consolidated condensed balance sheets. An allocation of plan assets is also reflected in the disclosures below.

Vishay Intertechnology’s principal qualified U.S. pension plan, the Vishay Retirement Plan (“VRP”), was frozen effective January 1, 2009. Due to the freeze of the VRP, participants no longer accrue benefits. Given the frozen nature of the VRP, participants who became employees of VPG at the spin-off were terminated, vested participants of the VRP as of the spin-off date and Vishay Intertechnology retained the pension obligations, the amount of which was not material.

Employees who participated in the Vishay Nonqualified Retirement Plan, who became employees of VPG at the spin-off, transferred into the newly created Vishay Precision Group Nonqualified Retirement Plan. The Vishay Nonqualified Retirement Plan was a contributory pension plan designed to provide similar defined benefits to covered U.S. employees whose benefits under the Vishay Intertechnology Retirement Plan would be limited by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.

The Vishay Nonqualified Retirement Plan was frozen effective January 1, 2009, and participants no longer accrue benefits.

The Vishay Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. Vishay Intertechnology maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The combined and consolidated condensed balance sheets include these rabbi trust assets of $1,348,000 at October 2, 2010 and an allocation of $1,220,000 at December 31, 2009 which approximate the pension liability at those dates.

Note 8 – Pensions and Other Postretirement Benefits (continued)

The following table shows the components of net periodic cost of pension and other postretirement employee benefit plans (OPEB) for the third fiscal quarters of 2010 and 2009 (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	October 2, 2010		September 26, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$63	$9	$63	$9
Interest cost	203	34	160	33
Expected return on plan assets	(128)	-	(106)	-
Amortization of actuarial losses	2	8	12	7
Net periodic benefit cost	$140	$51	$129	$49

The following table shows the components of net periodic cost of pension and other postretirement employee benefit plans (OPEB) for the nine fiscal months ended October 2, 2010 and September 26, 2009 (in thousands):

	Nine fiscal months ended		Nine fiscal months ended
	October 2, 2010		September 26, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$187	$27	$189	$27
Interest cost	605	102	480	99
Expected return on plan assets	(381)	-	(318)	-
Amortization of actuarial losses	7	24	37	21
Net periodic benefit cost	$418	$153	$388	$147

Other Retirement Obligations

Certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying combined and consolidated condensed balance sheets include a liability within other noncurrent liabilities related to these deferrals. Vishay Intertechnology maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The combined and consolidated condensed balance sheets include these rabbi trust assets of $2,516,000 at October 2, 2010 and allocations of $2,295,000 at December 31, 2009. Assets held in trust are intended to approximate VPG’s liability under this plan.

Note 9 – Share-Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program.

Stock Options and Restricted Stock Units

Outstanding Vishay Intertechnology equity-based awards held by employees of VPG expired at or within 60 days of the spin-off. In connection with the spin-off, VPG agreed to issue, and to offer to issue, certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock.

VPG agreed to issue approximately 58,000 replacement stock options with a weighted average exercise price of $27.15. As of October 2, 2010, 14,000 replacement stock options were issued with a weighted average exercise price of $16.79. An additional 9,000 stock options are awaiting issuance to the Company’s Chief Executive Officer, pending special clearance from the Israeli tax authority. The remaining 35,000 stock options were not issued as they expired on October 12, 2010 and carried an exercise price greater than the closing stock price on that date. VPG options outstanding and exercisable at October 2, 2010 were 14,000 and 9,000, respectively. No options were exercised during the nine fiscal months ended October 2, 2010.

In addition, VPG expects that it will issue approximately 4,000 replacement restricted stock units (“RSUs”) to its Chief Executive Officer, pending special clearance from the Israeli tax authority. The vesting schedule, expiration date, and other terms of these awards will be generally the same as those of the Vishay Intertechnology equity-based awards they are intended to replace.

ASC Topic 718 is based on measuring fair value on the “grant date,” which is the date at which an employer and an employee reach a mutual understanding of the key terms and conditions of a share-based award. The glossary to ASC Topic 718 notes that “awards made under an arrangement that is subject to shareholder approval are not deemed to be granted until that approval is obtained unless approval is essentially a formality.” Similarly, individual awards that are subject to approval by the board of directors, management, or both are not deemed to be granted until all such approvals are obtained. To ensure that there are no unintended personal Israeli tax consequences to the Chief Executive Officer, VPG is obtaining special clearance from the Israeli tax authority prior to granting the options and RSU’s. The Compensation Committee will not make the grant until that clearance is obtained. Accordingly, the grant date will not occur until the Compensation Committee has acted upon that approval.

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. VPG determines compensation cost for RSUs and phantom stock units based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

Also in connection with the spin-off, the VPG Board of Directors agreed to grant “founders’ equity” awards pursuant to the Vishay Precision Group, Inc. 2010 Stock Incentive Program of approximately 100,000 RSUs to directors and executive officers. At October 2, 2010, 25,011 of these awards have been granted, as the Company is awaiting clearance from the Israeli tax authority regarding the awards for the Chairman of the Board and the Chief Executive Officer. The fair value will be recognized over the three year vesting schedule.

Note 9 – Share-Based Compensation (continued)

Restricted Stock Units (Performance Based)

VPG’s three executive officers will also be entitled to annual performance-based equity awards with an aggregate target grant-date fair value of $588,000. Performance criteria include measures of operating margin and EBITDA for the Company. Awards vest in annual installments over four years.

Phantom Stock Units

Vishay Intertechnology phantom stock units granted to employees of VPG totaled 5,000 during the nine fiscal months ended October 2, 2010. At October 2, 2010 and December 31, 2009, employees of VPG hold 35,000 and 30,000 phantom stock units, respectively.

The following table summarizes share-based compensation expense recognized. Note that 2009 data and the first six months of 2010 represent the portion of the expense related to Vishay Intertechnology programs in which employees of VPG participated (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Stock options	$3	$17	$23	$48
Restricted stock units	24	4	32	47
Restricted stock units (performance based)	73	-	73	-
Phantom stock units	-	-	44	19
Total	$100	$21	$172	$114

Note 10 – Segment Information

VPG reports in two product segments: Foil Technology Products and Weighing Modules and Control Systems. The Foil Technology reporting segment is comprised of the Foil Resistors and Strain Gage operating segments and the Weighing Module and Control Systems reporting segment is comprised of the Load Cells and Weighing Systems operating segments.

VPG evaluates reporting segment performance based on operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to intrinsic operating results of VPG.

The following table sets forth reporting segment information (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net third-party revenues:
Weighing Modules & Control Systems	$26,051	$24,087	$77,659	$72,973
Foil Technology Products	25,557	16,019	75,038	52,171
Total	$51,608	$40,106	$152,697	$125,144

Gross margin:
Weighing Modules & Control Systems	$7,594	$6,220	$20,118	$16,744
Foil Technology Products	11,548	6,461	36,054	20,967
Total	$19,142	$12,681	$56,172	$37,711

Segment operating income:
Weighing Modules & Control Systems	$3,000	$1,654	$4,964	$3,309
Foil Technology Products	7,628	3,535	24,613	11,878
Unallocated G&A expenses	(5,842)	(2,778)	(14,799)	(8,901)
Restructuring and severance costs	-	(175)	-	(2,044)
Consolidated operating income	$4,786	$2,236	$14,778	$4,242

Restructuring and severance costs:
Weighing Modules & Control Systems	$-	$177	$-	$1,848
Foil Technology Products	-	(2)	-	196
Total	$-	$175	$-	$2,044

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Weighing Modules and Control Systems segment were $451,000 and $233,000 during the fiscal quarters ended October 2, 2010 and September 26, 2009, respectively, and $1,307,000 and $869,000 during the nine fiscal months ended October 2, 2010 and September 26, 2009, respectively.

Note 11 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$2,619	$521	$8,430	$994

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	9	-	9	-

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$2,628	$521	$8,439	$994

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,332	13,332	13,332	13,332

Effect of dilutive securities:
Exchangeable notes	441	-	441	-
Employee stock options	1	-	1	-
Other	5	-	5	-
Dilutive potential common shares	447	-	447	-

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,779	13,332	13,779	13,332

Basic earnings per share attributable to VPG
stockholders	$0.20	$0.04	$0.63	$0.07

Diluted earnings per share attributable to VPG
stockholders	$0.19	$0.04	$0.61	$0.07

Note 11 – Earnings Per Share (continued)

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to December 31, 2009, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period. For the nine fiscal months ended October 2, 2010, the Company assumed that the dilutive securities were outstanding for the entire period, and therefore were included in the denominator of diluted earnings per share. See Note 6 for a discussion of shares of common stock and Class B common stock issued pursuant to the spin-off.

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Exchangeable notes:
Exchangeable Unsecured Notes, due 2102	-	-	-	-
Weighted average employee stock options	18	-	18	-
Weighted average warrants	630	-	630	-
Weighted average other	19	-	19	-

In periods in which the potential common shares related to the exchangeable notes are dilutive, the related interest savings, net of tax, assuming exchange is added to the net earnings used to compute dilutive earnings per share.

Note 12 – Additional Financial Statement Information

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Foreign exchange gain (loss)	$(538)	$81	$(423)	$111
Interest income	61	107	233	475
Other	50	(44)	(197)	(39)
	$(427)	$144	$(387)	$547

Net inventories consist of the following (in thousands):

	October 2,	December 31,
	2010	2009
Raw materials	$14,052	$13,341
Work in process	15,149	13,214
Finished goods	16,969	17,247
	$46,170	$43,802

Property and equipment, net consists of the following (in thousands):

	October 2,	December 31,
	2010	2009
Land	$2,013	$2,003
Buildings and improvements	39,485	38,486
Machinery and equipment	67,192	64,681
Software	3,820	3,607
Projects in process	1,992	338
Accumulated depreciation	(68,991)	(64,516)
	$45,511	$44,599

Other accrued expenses consist of the following (in thousands):

	October 2,	December 31,
	2010	2009
Restructuring	$24	$132
Goods received, not yet invoiced	2,510	877
Other	6,120	3,564
	$8,654	$4,573

Note 13 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
October 2, 2010
Assets held in rabbi trusts	$3,864	$778	$3,086	$-

December 31, 2009
Assets held in rabbi trusts	$3,515	$955	$2,560	$-

Vishay Intertechnology maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans, and VPG has established similar trusts to continue these programs. Effective July 6, 2010, Vishay Intertechnology contributed assets to VPG’s rabbi trust in an amount that approximates VPG’s liability under these arrangements. The assets reflected above as of December 31, 2009 reflect a pro rata allocation of the Vishay Intertechnology rabbi trust assets. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with VPG’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

VPG’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, accounts payable, and long-term debt. The carrying amounts for these financial instruments reported in the combined and consolidated condensed balance sheets approximate their fair values.

Note 14 – Commitments, Contingencies and Concentrations

Executive Employment Agreements

The Company has written arrangements with its executive officers which outline base salary, incentive compensation, and equity-based compensation.

The arrangement with the Company’s President and Chief Executive Officer also provides for a special sign-on bonus of $400,000, which became payable on July 6, 2010, and is being ratably amortized to selling, general, and administrative expense over the initial term of his employment agreement. The Company’s President and Chief Executive Officer will be required to repay this bonus if he terminates his employment with VPG during the initial three-year term of his employment arrangement, except under certain circumstances.

The arrangements with the Company’s executive officers also provide for incremental compensation in the event of termination without cause or for good reason.

The Company expects to enter into formal employment agreements with its executive officers based on terms agreed upon during the fourth quarter of 2010.

Note 15 – Subsequent Event

On October 14, 2010, the Company entered into a Credit Agreement among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility in an aggregate principal amount of $25.0 million with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”). The Revolving Facility terminates on October 14, 2013.

Interest payable on the Revolving Facility is based upon the Agent’s prime rate, the Federal Funds Rate, or LIBOR (“Base Rate”). Depending upon the Company’s leverage ratio or the type of advance, an interest rate margin ranging from 0.00% to 2.75% per annum is added to the applicable Base Rate to determine the interest payable on the Revolving Facility. The Company paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the Revolving Facility which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.

The obligations under the Revolving Facility are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the Revolving Facility are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios.

The Credit Agreement is structured to permit the Company to enter into a second secured revolving credit facility of up to a maximum principal amount not to exceed $15.0 million (or the equivalent thereof in Israeli shekels to be determined at the time the facility is entered into), on terms and conditions reasonably satisfactory to the Agent and secured separately by assets of the Company based primarily in Israel.

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

VPG reports in two product segments: Foil Technology Products and Weighing Modules and Control Systems. The Foil Technology reporting segment is comprised of the Foil Resistors and Strain Gage operating segments, which include strain gages, ultra-precision foil resistors, and current sensors. The Weighing Module and Control Systems reporting segment is comprised of the Load cells and Weighing Systems operating segments, which include transducers/load cells, instruments, weighing modules, and complete systems for process control or on-board weighing applications.

Net revenues for the fiscal quarter ended October 2, 2010 were $51.6 million, versus $40.1 million for the comparable prior year period. Net earnings for the fiscal quarter ended October 2, 2010 were $2.6 million, versus net earnings of $0.5 million for the comparable prior year period. The net earnings for the fiscal quarter ended September 26, 2009 includes pretax charges of $0.2 million for restructuring and severance costs.

Net revenues for the nine fiscal months ended October 2, 2010 were $152.7 million, versus $125.1 million for the comparable prior year period. Net earnings for the nine fiscal months ended October 2, 2010 were $8.4 million, versus $1.0 million for the comparable prior year period. Net earnings for the fiscal nine months ended September 26, 2009 were negatively impacted by pretax charges of $2.0 million for restructuring and severance costs.

Due primarily to the specialized nature of our products, our business historically has been relatively less influenced by macro economic factors. Nevertheless, we did experience significant impacts of the global recession beginning in the second quarter of 2008 and continuing into 2009.

In the second half of 2009, we began to see signs of economic recovery, including sequential increases in quarterly revenues and gross margins which continued into the second quarter of 2010. In the third quarter of 2010, we experienced a seasonal slowdown due to the European holidays and therefore our revenues and gross margins decreased compared to the second quarter of 2010 but increased compared to the prior year period. Our book-to-bill ratio has been greater than one for five consecutive quarters, which followed five consecutive quarters of declining sales. While revenues have not yet returned to pre-recession levels, we remain confident for the long-term prospects of our business.

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

Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period compared with the product that we ship during that period. A book-to-bill ratio that is greater than one indicates that demand is higher than current revenues and manufacturing capacities and it indicates that we may generate increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of lower demand compared to existing revenues and current capacities and may foretell declining sales.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the third quarter of 2009 and through the third quarter of 2010 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2009	2009	2010	2010	2010
Net revenues	$40,106	$46,848	$48,175	$52,914	$51,608

Gross profit margin	31.6%	32.0%	35.4%	37.8%	37.1%

End-of-period backlog	$30,100	$32,700	$36,200	$38,400	$42,200

Book-to-bill ratio	1.05	1.06	1.12	1.06	1.04

Inventory turnover	2.11	2.60	2.71	2.97	2.88

See “Financial Metrics by Segment” below for net revenues, book-to-bill ratio, and gross profit margin broken out by segment.

Financial Metrics by Segment

The following table shows net revenues, book-to-bill ratio, and gross profit margin broken out by segment for the five quarters beginning with the third quarter of 2009 through the third quarter of 2010 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2009	2009	2010	2010	2010
Foil Technology Products
Net revenues	$16,019	$19,701	$23,897	$25,584	$25,557
Gross profit margin	40.3%	48.0%	49.9%	49.1%	45.2%
End-of-period backlog	11,800	16,400	18,400	19,400	21,200
Book-to-bill ratio	1.14	1.24	1.16	1.05	1.04
Inventory turnover	3.04	3.24	3.58	3.73	3.81

Weighing Modules and
Control Systems
Net revenues	$24,087	$27,147	$24,278	$27,330	$26,051
Gross profit margin	25.8%	20.4%	21.1%	27.1%	29.2%
End-of-period backlog	18,300	16,300	17,800	19,000	21,000
Book-to-bill ratio	0.99	0.93	1.08	1.07	1.04
Inventory turnover	1.81	2.38	2.36	2.62	2.42

The order levels for the Foil Technology Products segment have now exceeded the level prior to the economic recession, but order levels for the Weighing Modules and Control Systems segment are still approximately 30% below the pre-recession level.

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

Research and Development

We believe our R&D activities will position us for future growth in sales and profitability, all of which we ultimately expect to translate to enhanced shareholder value. To that end, we expect to increase our R&D expenditures in order to fill the product development pipeline and lay the foundation for future sales growth. Research and development will continue to play a key role in our efforts to introduce innovative products for new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of resistive foil technology and sensor-based systems. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base and, ultimately, our financial performance.

Cost Management

To be successful, we must seek new strategies for controlling operating costs. Through automation in our plants, we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-labor-cost countries to state of the art new facilities, including a substantial degree of automation, in lower-labor-cost countries, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). This will enable us to become more efficient and cost competitive, but also maintain tighter controls of the operation. The improved automation will assist us to continuously improve product quality and increase efficiency.

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

In response to the economic downturn, during the latter half of 2008 and continuing into 2009, we undertook significant measures to cut costs. This included a temporary idling of manufacturing capacity to adapt to sellable volume and limiting the building of product for inventory. It also included permanent employee terminations, and temporary layoffs and shutdowns. We incurred restructuring and severance costs of $2.6 million as a result of these programs in response to the global recession. Of these amounts, $0.2 million and $2.0 million were recorded in the fiscal quarter and nine fiscal months ended September 26, 2009.

We did not initiate any new programs during the nine fiscal months ended October 2, 2010 and thus did not record any restructuring expenses during the fiscal quarter or nine fiscal months ended October 2, 2010.

We are presently executing plans to further reduce our costs by consolidating additional manufacturing operations with our expansion into India. These plans will require us to incur restructuring and severance costs in future periods. However, after implementing these plans, we do not anticipate significant restructuring and severance costs for our business except in the context of acquisition integration.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the first nine months of 2010 have been slightly unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of sales and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Costs of products sold	62.9%	68.4%	63.2%	69.9%
Gross profit	37.1%	31.6%	36.8%	30.1%
Selling, general, and administrative expenses	27.8%	25.6%	27.1%	25.1%
Operating income	9.3%	5.6%	9.7%	3.4%
Income before taxes	8.4%	5.1%	9.2%	3.0%
Net earnings	5.1%	1.3%	5.6%	0.8%
Net earnings attributable to VPG Stockholders or Parent	5.1%	1.3%	5.5%	0.8%

Effective tax rate	39.2%	74.6%	39.5%	74.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net revenues	$51,608	$40,106	$152,697	$125,144
Change versus comparable
prior year period	$11,502		$27,553
Percentage change versus
prior year period	28.7%		22.0%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	33.5%	22.8%
Change in average selling prices	-0.5%	-0.4%
Foreign currency effects	-3.0%	-0.1%
Other	-1.3%	-0.3%
Net change	28.7%	22.0%

During the third quarter and nine fiscal months ended October 2, 2010, our sales volume increased due to improving economic conditions.

Gross Profit and Margins

Gross profit margin for the fiscal quarter and nine fiscal months ended October 2, 2010 was 37.1% and 36.8%, respectively, as compared to 31.6% and 30.1% for the comparable prior year periods. The increase in gross profit margin reflects manufacturing efficiencies resulting from higher production volume and our fixed cost reduction programs.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net revenues	$25,557	$16,019	$75,038	$52,171
Change versus comparable
prior year period	$9,538		$22,867
Percentage change versus
prior year period	59.5%		43.8%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	63.4%	43.4%
Change in average selling prices	-0.1%	0.2%
Foreign currency effects	-2.5%	0.0%
Other	-1.3%	0.2%
Net change	59.5%	43.8%

Gross profit as a percentage of net revenues for the Foil Technology Products segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Gross margin percentage	45.2%	40.3%	48.0%	40.2%

Weighing Modules and Control Systems

Net revenues of the Weighing Modules and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Net revenues	$26,051	$24,087	$77,659	$72,973
Change versus comparable
prior year period	$1,964		$4,686
Percentage change versus
prior year period	8.2%		6.4%

Changes in Weighing Modules and Control Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	13.2%	7.9%
Change in average selling prices	-0.9%	-1.1%
Foreign currency effects	-3.3%	-0.1%
Other	-0.8%	-0.3%
Net change	8.2%	6.4%

Gross profit as a percentage of net revenues for the Weighing Modules and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Gross margin percentage	29.2%	25.8%	25.9%	22.9%

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Total SG&A expenses	$14,356	$10,270	$41,394	$31,425
as a percentage of sales	27.8%	25.6%	27.1%	25.1%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs.

SG&A expenses for the quarter and nine fiscal months ended October 2, 2010 increased versus the comparable prior year periods, primarily due to increased personnel costs as we prepare to function as an independent, publicly-traded company. Personnel costs have also increased due to the resumption of employee bonus programs that were suspended in 2009 due to the recession and expenses for share based compensation.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Allocation of Vishay corporate overhead costs	$-	$259	$1,106	$1,188
Amortization of intangible assets	652	756	2,117	2,242
Net loss (gain) on sales of assets	(1)	(2)	(8)	32

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

Historically, we have used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. As of the spin-off, we are an independent, publicly traded company and we incurred additional SG&A costs associated with being an independent, publicly traded company. These additional anticipated costs are not reflected in the historical combined and consolidated condensed financial statements.

Pursuant to the transition services agreement, Vishay Intertechnology will provide to VPG certain information technology support services for our foil resistor business. The cost of the services under the transition services agreement will be less than $300,000 for the first twelve months of the agreement, and $500,000 in the aggregate. As of October 2, 2010, $85,000 has been paid to Vishay Intertechnology for transition services.

Other Income (Expense)

Total interest expense for the fiscal quarter and nine fiscal months ended October 2, 2010 decreased by $0.3 million and $0.7 million, respectively, versus the comparable prior year periods, primarily attributable to lower interest rates and a lower balance of net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spin-off is included in the combined and consolidated condensed financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded a foreign exchange loss of $0.5 million during the third quarter of 2010 as compared to a foreign exchange gain of $0.1 million during the same period last year.

The foreign exchange loss during the quarter is largely due to the revaluation of the US dollar-denominated assets at the Company's European and Israeli operations which were adversely impacted by depreciation in the US dollar relative to the euro and shekel during the second quarter.

The following tables analyze the components of the line “Other” on the combined and consolidated condensed statement of operations (in thousands):

	Fiscal quarter ended
	October 2,	September 26,
	2010	2009	Change
Foreign exchange gain (loss)	$(538)	$81	$(619)
Interest income	61	107	(46)
Other	50	(44)	94
	$(427)	$144	$(571)

	Nine fiscal months ended
	October 2,	September 26,
	2010	2009	Change
Foreign exchange gain (loss)	$(423)	$111	$(534)
Interest income	233	475	(242)
Other	(197)	(39)	(158)
	$(387)	$547	$(934)

Income Taxes

The effective tax rate for the nine fiscal months ended October 2, 2010 was 39.5%, as compared to 74.6% for the nine fiscal months ended September 26, 2009.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes calculated on a separate tax return basis. The effective tax rates for the periods ended October 2, 2010 and September 26, 2009 reflect our expected tax rate on reported income before income tax and tax adjustments. We operate in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate. Changes in the effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

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

The high effective tax rate for the nine fiscal month periods ended October 2, 2010 and September 26, 2009 are principally due to losses in tax jurisdictions where we could not record a deferred tax benefit.

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

Financial Condition, Liquidity, and Capital Resources

At October 2, 2010 and December 31, 2009, we had significant cash balances and limited third-party debt. We historically have had significant amounts payable to Vishay Intertechnology affiliates. The payable to Vishay Intertechnology affiliates of $19.4 million was repaid as of the spin-off date of July 6, 2010.

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

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.7 million at October 2, 2010.

On October 14, 2010, we entered into a Credit Agreement among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility in an aggregate principal amount of $25.0 million with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”). The Revolving Facility terminates on October 14, 2013.

Interest payable on the Revolving Facility is based upon the Agent’s prime rate, the Federal Funds Rate, or LIBOR (“Base Rate”). Depending upon the Company’s leverage ratio or the type of advance, an interest rate margin ranging from 0.00% to 2.75% per annum is added to the applicable Base Rate to determine the interest payable on the Revolving Facility. The Company paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the Revolving Facility which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.

The obligations under the Revolving Facility are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the Revolving Facility are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios.

The Credit Agreement is structured to permit the Company to enter into a second secured revolving credit facility of up to a maximum principal amount not to exceed $15.0 million (or the equivalent thereof in Israeli shekels to be determined at the time the facility is entered into), on terms and conditions reasonably satisfactory to the Agent and secured separately by assets of the Company based primarily in Israel. See Note 15 for more details.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. During the nine fiscal months ended October 2, 2010, we generated $20.0 million of cash from operating activities, versus $17.4 million during the comparable prior year period. Our cash flow gives us the flexibility to create stockholder value by investing in our business.

Our cash flows from operating activities during the nine fiscal months ended October 2, 2010 were negatively impacted by the transition of selling activities to VPG’s dedicated sales forces for certain of our Foil Technology products effective June 1, 2010, in anticipation of the spin-off. These sales activities were previously performed by Vishay Intertechnology. As a result of this transition, our third-party accounts receivable increased significantly, which has a corresponding impact on cash flows from operating activities.

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

The following table summarizes the components of net cash (debt) at October 2, 2010 and at December 31, 2009 (in thousands):

	October 2,	December 31,
	2010	2009
Third-party debt, including current and long-term:
Third-party debt held by Japanese subsidiary	$1,702	$1,735
Exchangeable notes due 2102	9,958	-
Notes payable to banks	703	9
Total third-party debt	12,363	1,744
Net payable to related party	3,870
Net payable to affiliates	-	18,495
Total debt	16,233	20,239
Cash and cash equivalents	$81,390	$63,192
Net cash position	$65,157	$42,953

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

Approximately 83% and 98% of our cash and cash equivalents balance at October 2, 2010 and December 31, 2009, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

Our financial condition as of October 2, 2010 is strong, with a current ratio (current assets to current liabilities) of 4.7 to 1, as compared to a ratio of 3.7 to 1 at December 31, 2009. The changes in this ratio in 2010 are primarily attributable to changes in working capital. On a pro forma basis, assuming the repayment of the net payable to Vishay Intertechnology from cash on-hand, our current ratio at December 31, 2009 would be 6.4 to 1.

Our business is not particularly capital intensive. Cash paid for property and equipment for the nine fiscal months ended October 2, 2010 and September 26, 2009 was $5.5 million and $1.3 million, respectively. We limited our capital expenditures in 2009 as a result of the economic uncertainty. This reduced level of annual capital spending is temporary and not sustainable. Capital expenditures for 2010 are expected to be approximately $8.5 million, primarily to prepare us for the spin-off and to expand our business.

“Other investing activities” on the combined and consolidated condensed statements of cash flows principally represent principal payments on a long-term note related to the sale of AeroGo, a business acquired as part of the acquisition of SI Technologies and divested in 2005. At December 31, 2009, the note receivable related to the disposition of the AeroGo business has been fully repaid.

Contractual Commitments

Our information statement, filed with the SEC on June 22, 2010 as exhibit 99.1 to our registration statement on Form 10, includes a table of contractual commitments as of December 31, 2009. Upon consummation of the spinoff on July 6, 2010, subsequent to the end of the second fiscal quarter, we entered into various contractual commitments, which are described in Notes 2, 6 and 7 to our unaudited interim combined and consolidated condensed financial statements included in Item 1.

Except as described above, there were no material changes to these commitments during the nine fiscal months ended October 2, 2010.

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

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes in accordance with the terms of Vishay Intertechnology's outstanding exchangeable notes due December 2102, which required that the existing exchangeable notes of Vishay Intertechnology be exchanged in connection with the spinoff, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc. with principal amounts and other features calculated based on the relative trading prices of the common stock of VPG and Vishay Intertechnology in the 10 trading days following the spin-off. The new Vishay Precision Group, Inc. notes bear interest at LIBOR.

At October 2, 2010, we have cash and cash equivalents of $81.4 million, which accrues interest at various variable rates.

Based on the debt and cash positions at October 2, 2010, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.3 million.

Item 4. Controls and Procedures

Under the rules and regulations of the Securities and Exchange Commission, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2011, so long as we continue to meet the definition of a non-accelerated filer. In our Annual Report on Form 10-K for the year ending December 31, 2011, management and our independent registered public accounting firm will be required to provide an assessment as to the effectiveness of our internal controls over financial reporting as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

In connection with our spin-off from Vishay Intertechnology on July 6, 2010, several areas of internal control over financial reporting changed. These areas are primarily related to setting up corporate functions at Vishay Precision Group, Inc. that previously existed at Vishay Intertechnology. The functions that affected internal control over financial reporting include financial reporting, legal, and information technology.

Except as described above, there were no changes in our internal control over financial reporting during the period covered by this report, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our information statement filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Warrant Agreement, dated July 21, 2010, by Vishay Precision Group, Inc. and American Stock Transfer & Trust Co.
10.2	Note Instrument, dated July 21, 2010, by Vishay Precision Group, Inc.
10.3	Put and Call Agreement, dated July 21, 2010, by and among Vishay Precision Group, Inc., American Stock Transfer & Trust Co. and the noteholders whose signatures are set forth on the signature pages thereto.
10.4*	Form of Stock Option Award Agreement.
10.5*	Form of Restricted Stock Unit Award Agreement for Director Grants.
10.6*	Form of Restricted Stock Unit Award Agreement for Employee Grants.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
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

Date: November 12, 2010