Form 10-K
period 2010-12-31
Vishay Precision Group, Inc.
filed 2011-03-24
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 1-34679

Vishay Precision Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-0986328
(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)

3 Great Valley Parkway, Suite 150
Malvern, PA 19355
(Address of principal executive offices)

484-321-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.10 par value	New York Stock Exchange
(Title of class)	(Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Note – Checking the box above will not relieve any registrant required to file reports under Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 24, 2011, registrant had 12,306,808 shares of its Class A common stock and 1,025,176 shares of its Class B common stock outstanding. As of July 3, 2010 (the last day of our most recently completed second quarter), all shares of our voting stock were held by Vishay Intertechnology, Inc. Our spin-off from Vishay Intertechnology, Inc., pursuant to which shares of our voting stock were distributed to holders of voting stock of Vishay Intertechnology, Inc., was completed on July 6, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2010

PART I

Item 1. BUSINESS DESCRIPTION

General

Vishay Precision Group, Inc. (“VPG”, the “Company”, “we”, “us” or “our”) is an internationally recognized designer, manufacturer and marketer of sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight, and pressure measurements. We provide vertically integrated products and solutions that are primarily based upon our proprietary foil technology. These products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographical locations that also optimize our resources for specific technologies, sensors, assemblies and systems. We operate in two segments: the Foil Technology Products segment; and the Weighing Modules and Control Systems segment. The Foil Technology Products segment is comprised of ultra-high precision foil resistors and foil strain gages. This segment’s products are sold to third-party customers and are utilized in the manufacture of the vertically integrated modules and systems that comprise our Weighing Modules and Control Systems segment.

Our products are sense elements, components, and transducers that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplace in a wide variety of applications. Our products are not typically used in the consumer market.

The precision sensor market is being influenced by the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers (“OEMs”) strive to make products “smarter”, they are generally integrating more sensors to link the mechanical/physical world with digital control and/or response.

As a spin-off from Vishay Intertechnology, Inc. (“Vishay Intertechnology”), the Company has a decades-long track record of innovation in foil precision resistors, current sensors, and strain gages, which has served as a foundation for its more recent expansion into strain gage instrumentation, load cells and transducers, weighing modules, and complete systems for process control and on-board weighing.

Our History

In the 1950’s, Dr. Felix Zandman was issued patents for PhotoStress® coatings and instruments, used to reveal and measure the distribution of stresses in structures such as airplanes and cars under live load conditions. His research in this area led him to develop Bulk Metal® foil resistors and resistive current sensors with performance beyond any other resistor available in the global market.

Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured from numerous materials and in many forms. Foil resistors are the most precise and stable type of resistors available.

In 1962, Dr. Zandman, with the financial help of the late Alfred P. Slaner, founded Vishay Intertechnology to develop and manufacture Bulk Metal® foil resistors. Concurrently, J.E. Starr, a colleague of Dr. Zandman, started to produce foil resistance strain gages, which also became part of Vishay Intertechnology. A strain gage is a special type of resistive sensor for measurement of weights and other types of stress.

Throughout the 1960’s and 1970’s, Vishay Intertechnology established itself as a technical and market leader in ultra-precision foil resistors, resistor current sensors, PhotoStress® products, and resistance strain gages. These innovations were the genesis of the foil technology business that is the foundation of the Company. The subsequent advancement of foil resistance and strain gage technology opened the door to numerous commercial applications such as for weighing modules and control systems on a vertical market basis.

In the decade prior to our spin-off, Vishay Intertechnology expanded our measurements business through acquisitions, moving the business from its initial focus on precision foil resistors and foil strain gages to include transducers/load cells—a combination of strain gages and the metallic structures to which they are bonded; load cell modules that include electronic instrumentation and software for measuring the load cell output; measurement instrumentation; and complete systems for process control and on-board weighing.

On October 27, 2009, Vishay Intertechnology announced its intention to spin-off its precision measurement and foil resistor businesses into an independent, publicly traded company to be named Vishay Precision Group, Inc. On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders and we became a publicly traded company. We are an established multi-national company that excels in sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight and pressure measurements.

To date, our growth and acquisition strategy largely focuses on vertical product integration, using our foil resistance strain gages in our load cell products and incorporating our load cells and electronic measurement instrumentation (containing foil resistors) and software into our modules and measurement systems. Current sensing foil resistor products are also part of certain control systems that we manufacture. Many of our acquisitions over the years have been directed towards furthering our vertical integration strategy, and we expect to continue to focus our acquisition strategy in this direction.

The following describes some of our acquisitions since 2002 when we were a part of Vishay Intertechnology:
  In January 2002, we acquired the load cell and strain gage business of Sensortronics, Inc. As part of our acquisition of Sensortronics, we obtained a 49% interest in a joint venture in India.
  In June 2002, we acquired Tedea-Huntleigh BV, a leading manufacturer of load cells used in digital scales by the weighing industry. With the Tedea-Huntleigh acquisition, we acquired two manufacturing facilities in Israel, in Netanya and Carmiel, and facilities in the People’s Republic of China and France.
  In July 2002, we purchased the BLH and Nobel businesses from Thermo Electron Corporation. The BLH and Nobel businesses produce load cell based process weighing systems, weighing and batching instruments, web tension transducers, weighing scales, servo control systems, and components relating to load cells, including foil strain gages. As part of our acquisition of these businesses, we acquired our manufacturing facilities in Sweden and Costa Rica.
  In October 2002, we acquired Celtron Technologies, another company engaged in the production and sale of load cells used in digital scales for the weighing industry. As part of our acquisition of Celtron, we acquired leased manufacturing facilities in the Republic of China (Taiwan) and the People’s Republic of China.
  In April 2005, we acquired all of the capital stock of SI Technologies, Inc., which had been a publicly traded company on the NASDAQ Stock Market. SI Technologies designs, manufactures, and markets high-performance industrial load cells, weighing and factory automation systems, and related products.

  In November 2005, we acquired Alpha Electronics Corp., a Japanese manufacturer of foil resistors. As part of our acquisition of Alpha Electronics, we acquired our manufacturing facility in Akita, Japan.
  In April 2007, we completed a tender offer to acquire PM Group PLC (“PM Group”), which had been a publicly traded company traded on the London Stock Exchange. PM Group, through its PM Onboard business, is an advanced designer and manufacturer of systems used in the weighing and process control industries, located in the United Kingdom. As a part of our acquisition of PM Group, we acquired our manufacturing facility in Bradford, UK.
  In June 2008, we acquired our partner’s 51% interest in the transducers manufacturing joint venture in India. Concurrent with this transaction, we moved into a new leased manufacturing facility in Chennai, India, an operation we plan to move to an expanded facility we are building in Chennai this year.
  In July 2008, we acquired Powertron GmbH, a manufacturer of specialty precision resistors. As a part of our acquisition of Powertron GmbH, we acquired our manufacturing facility in Teltow, Germany.
We also have manufacturing facilities in Wendell, North Carolina; Be’er Sheva, Israel; and Holon, Israel.

We were incorporated in Delaware on August 28, 2009. Our principal executive offices are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355. Our main telephone number is 484-321-5300.

Key Business Strategies

Our strategy is to develop, manufacture, and sell sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight and pressure measurements. Specifically, we focus on the following strategic initiatives:

Vertical Integration

The Company utilizes a strategy of vertical product integration, growing from a manufacturer of strain gages to a producer of load cells that incorporate these strain gages, to a designer of sophisticated weighing and process control modules combining load cells with software and electronics, to a provider of complete systems that integrate load cells and load cell modules with comprehensive, real-time measurement, tracking and reporting capabilities. We are targeting the market for digital custom load cells/transducers and turnkey weighing and force measurement systems as a primary driver of our future growth.

Enhance Cost Structure

We seek to achieve significant production cost savings through the transfer and expansion of manufacturing operations to countries such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan), where we can benefit from lower labor costs or available tax and other government-sponsored incentives.

Invest in Innovation to Drive Growth

Our product portfolio is focused, to a significant extent, on specialty products that require us to form long-term relationships with our customers. We expect to continue to use our research and development, engineering, and product marketing resources to introduce new and innovative products. Our ability to react to changing customer needs and industry trends will continue to be key to our success. Our design, research, and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We intend to leverage our insights into customer demand to continually develop and roll out new innovative products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends.

Acquisitions

We expect to make strategic acquisitions, particularly where opportunities present themselves to grow our weighing modules and control systems segment. Upon completion of acquisitions, we will seek to reduce selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies. In addition, we believe acquired businesses will benefit from our current global manufacturing operations and distribution channels.

Products

Our foil resistors and sensors are based on our proprietary technology which we invented. We manufacture and sell ultra high precision foil resistors, foil strain gages and strain gage instruments containing foil resistors. Through our vertical integration strategy, we have added products such as load cell and transducer modules and complete systems for process control and on-board weighing applications.

Our product portfolio includes:
  Bulk Metal® foil resistors – Foil resistors are the most precise and stable type of resistors available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. A resistor can also be used to detect current, by measuring the voltage drop across its path. Our foil resistors and current sensors are used in applications requiring a high degree of precision and stability, such as in medical applications, testing equipment, high-performance audio equipment, and aerospace and military applications.
  Foil strain gages – Strain gages are resistive sensors used to detect weight and other forms of stress. They are widely used in structural stress analysis, for example in aircraft and automobiles, and in weighing, process control, and other forms of force measurement.
  Transducers / Load cells – Foil strain gage transducers consist of one or more strain gages bonded to a metallic support. The term “load cell” is primarily used to describe transducers used in weighing applications. A transducer is mounted on a structure subject to weight or other stress, such as the platform of an industrial scale. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example weight or tension. We produce both analog and digital transducers.
  Modules – Modules are transducers combined with a mounting and with external features such as instruments and cables and are used for weighing and control applications.
  Instruments – Instruments measure, process, digitize, display, and record the output of our strain gages, transducers, and control systems.

  Control systems – Control systems are integrated systems for the detection and measurement of weight and other types of stress or strain, primarily in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing.
  PhotoStress® products – PhotoStress coatings and instruments use a unique optical process to reveal and measure the distribution of stresses in structures under live load conditions. They are used to improve structural design in aerospace, automotive, military, civil engineering, industrial, and mechanical applications.
Product Segments

Our products are primarily based on resistive foil technology which was originated and developed by our business while we were part of Vishay Intertechnology. This technology continues to evolve for different applications used in many markets.

Our products can be divided into two general classes: Foil Technology Products; and Weighing Modules and Control Systems. Foil Technology Products include our foil strain gages and ultra-precision foil resistors. Weighing Modules and Control Systems segment products include transducers/load cells, instruments, and control systems. These broad categories are also the basis used to determine our reporting segments for financial reporting purposes. See Note 15 to our combined and consolidated financial statements for additional information on revenues, income, and total assets by segment and by region.

Qualifications and Specifications

Certain of our products must be qualified or approved under various military and aerospace specifications and other standards.

We have qualified certain of our foil resistor and sensor products under various military specifications approved and monitored by the United States Defense Electronic Supply Center (“DESC”), and under certain European military specifications, and various aerospace standards approved by the U.S. National Aeronautics and Space Administration (“NASA”) and the European Space Agency (“ESA”).

Certain of our load cell products are approved by the National Type Evaluation Program (“NTEP”) and International Organization of Legal Metrology (“OIML”). Our on-board weighing systems must meet approved standards to make them legal-for-trade.

Qualification and specification levels are based in part upon the rate of failure of products. We must continuously perform tests on our products, and for products that are qualified, the results of these tests must be reported to the qualifying organization. If a product fails to meet the requirements for the applicable classification level, the product’s classification may be suspended or reduced to a lower level. During the time that the classification is suspended or reduced to a lower level, net revenues and earnings attributable to that product may be adversely affected.

Manufacturing Operations

Our principal manufacturing facilities are located in Israel, the United States (North Carolina), the People’s Republic of China, Japan, Costa Rica, and India. We also have manufacturing facilities in Germany, Sweden, the United Kingdom, the Republic of China (Taiwan), and France. Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

We are aggressively undertaking steps to have the quality systems at most of our major manufacturing facilities approved under the ISO 9001 international quality control standard and several have already received such approval. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

To maintain our cost competitiveness, we are pursuing a strategy to shift manufacturing emphasis to more advanced automation in higher-labor-cost regions and to relocate production to regions with skilled workforces and relatively lower labor costs. See Note 6 to our combined and consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

Sources of Supplies

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. The principal materials used in our products include metallic foil, aluminum, stainless steel, tool steel, plastics, and for a few products, gold. Some of the most highly specialized materials for our sensors are sourced from a single vendor. We maintain a safety stock inventory of certain critical materials at our facilities.

Due to our vertical product integration strategy, our Weighing Modules and Control Systems segment products are based principally on strain gages produced by us.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s tax incentive and employment programs. These benefits take the form of reduced tax rates that are lower than those in the United States and government grants.

Inventory and Backlog

We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of standardized components, and monitor the backlog of outstanding orders for our products.

We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months. Many of our customers for strain gages, load cells, and foil resistors encounter uncertain and changing demand for their products. They typically order products from us based on their forecasts. If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog at any point in time is not necessarily indicative of the results to be expected for future periods.

Customers and Marketing

Our customer base is diversified in terms of industry, geographic region, and range of product needs. No single customer accounts for more than 5% of our net revenues. The vast majority of our products are used in the broad industrial market, with selected uses in military/aerospace, medical, agricultural, construction, and to a much lesser extent, consumer products. Within the broad industrial market, our products serve a wide variety of applications in waste management, bulk hauling, logging, scales manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.

Our sales are global, with approximately 37% of our net revenues attributable to customers in the Americas, approximately 44% of our revenues attributable to customers in Europe, and approximately 19% of our revenues attributable to customers in Asia. We also sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), independent distributors, and for our weighing modules and control systems products, end-use customers.

For our Foil Technology Products segment products, during 2010, approximately 61% of our sales were to OEMs, approximately 8% of our sales were to EMS companies, and approximately 31% of our sales were through distributors. For our Weighing Modules and Control Systems segment products, during 2010, approximately 57% of our sales were to OEMs, approximately 23% of our sales were through distributors, and approximately 20% of our sales were to end-users.

Many of our products have historically been sold by dedicated sales forces consisting mainly of field application engineers (“FAEs”) focusing on specific market segments or specific customers. The FAEs can help meet the needs of our customers for technical and applications support. Their in-depth knowledge of customer needs is a key factor in future research and development initiatives.

Competition

Competition in the markets where we sell the bulk of our products is extremely fragmented, both geographically and by application. As a result, we face numerous regional and niche product competitors, many of which are well established in their markets. To our knowledge, there are no competitors with the same product mix as us. Our direct competitors in the Foil Technology Product segment (competing head-to-head with similar products) normally compete on a single product line and are smaller and may have less financial resources than us. In our Weighing Modules and Control Systems segment, competitors (competing with alternative conventional products) range from very small, local companies to large, international companies with greater financial resources than us.

Our sensors and our foil resistors, where we maintain a leading market share, are based on our proprietary technology. Competitors often compete in this area with functionally equivalent but alternative products.

Our competitive position depends on our ability to maintain a competitive advantage on the basis of product quality, know-how, proprietary data, market knowledge, service capability, business reputation, superior product specification, and price competitiveness. Our sales and marketing programs aim to offer our customers a broad range of world-class technologies, superior global sales and support.

Research and Development

Many of our products and manufacturing techniques, technologies, and packaging methods have been invented, designed, and developed by our engineers and scientists. Special proprietary resistive metallic foil is the most important material in both our foil resistors and our foil resistance strain gages, and our research and development activities related to foil materials is an important linkage between these two products. We maintain strategically placed design centers where proximity to customers enables us to more easily gauge and satisfy the needs of local markets. These design centers are located in Israel, the United States, Sweden, Japan, the United Kingdom, India, the People’s Republic of China, the Republic of China (Taiwan), and France.

We also maintain research and development staff and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individualized product development at specific manufacturing facilities that occasionally has applications at other facilities.

Our research and development staff and our sales force are linked. Our sales force is comprised of individuals with an engineering background who can help meet the needs of our customers for technical and applications support. This in-depth knowledge of customer needs is a key factor in future research and development initiatives.

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

Patents and Licenses

We have made a significant investment in securing intellectual property protection for our technology and products. We seek to protect our technology by, among other things, filing patent applications for technology considered important to the development of our business. Although we have numerous United States and foreign patents covering certain of our products and manufacturing processes, no particular patent is considered individually material to our business. We also rely upon trade secrets, unpatented know-how, and continuing technological innovation.

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have obtained numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

We require all of our technical, research and development, sales and marketing, and management employees and most consultants and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Substantially all of our technical, research and development, sales and marketing, and management employees have entered into agreements providing for the assignment to us of rights to inventions made by them while employed by us.

We have observed that in the current business environment, companies have become more aggressive in asserting and defending patent claims against competitors. We will continue to defend our intellectual property rights, and we may become party to disputes regarding patent licensing. An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on our business and operating results.

Environmental, Health and Safety

We have an Environmental, Health and Safety Policy that commits us to achieve and maintain compliance with applicable environmental laws, to promote proper management of hazardous materials for the safety of our employees and the protection of the environment, and to minimize the hazardous materials generated in the course of our operations. This policy includes accountability to the board of directors. In addition, our manufacturing operations are subject to various federal, state, and local laws restricting discharge of materials into the environment.

Under the terms of our master separation agreement with Vishay Intertechnology, both we and Vishay Intertechnology have agreed to indemnify the other in respect of liabilities relating to its business, including environmental liability.

We are not involved in any pending or threatened proceedings that would require curtailment of our operations. We continually expend funds to ensure that our facilities comply with applicable environmental regulations. While we believe that we are in compliance with applicable environmental laws, we cannot accurately predict future developments and do not necessarily have knowledge of all past occurrences on sites that we currently occupy. More stringent environmental regulations may be enacted in the future, and we cannot determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with such regulations. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of our business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

Employees

As of December 31, 2010, we employed approximately 2,300 full-time employees, of whom approximately 86% were located outside the United States. As a part of the spin-off, certain employees of Vishay Intertechnology who have been instrumental in the growth and development of our business have transferred to our company. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.

Company Information and Website

We began filing annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 after our spin-off from Vishay Intertechnology on July 6, 2010. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our company website can be found on the Internet at www.vishaypg.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://ir.vishaypg.com and click on “SEC Filings.”

The following corporate governance related documents are also available on our website:
  Corporate Governance Principles
  Code of Business Conduct and Ethics
  Code of Ethics Applicable to the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Financial Managers
  Audit Committee Charter
  Nominating and Corporate Governance Committee Charter
  Compensation Committee Charter
  Ethics Program Reporting Procedures
To view these documents, access http://ir.vishaypg.com and click on “Corporate Governance.”

Any of the above documents can also be obtained in print by any stockholder upon request to our Investor Relations Department at the following address:

Corporate Investor Relations
Vishay Precision Group, Inc.
3 Great Valley Parkway, Suite 150
Malvern, PA 19355

Item 1A. RISK FACTORS

You should carefully consider the following risks and other information in this Form 10-K in evaluating our company and common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations or financial condition and could also adversely affect the trading price of our common stock.

Risks Related to Our Business

We face intense competition in our business.

We face various degrees and types of competition in our different businesses directly and, because we are vertically integrated, in certain instances these may each pose a threat to our business as a whole.

We have a significant market position in foil resistance strain gages and foil resistors. Foil resistance strain gages and foil resistors are also produced by competitors, principally located in China. We believe that our foil technology products provide superior performance relative to our competitors, but that could change if our competitors succeed in developing and introducing innovative competitive offerings. Also, our foil resistance strain gages compete with other types of strain gages, such as semiconductor strain gages, which we do not manufacture. We believe that other types of strain gages are not as reliable or stable as our foil resistance strain gages, but that could change as the technology for these other products continues to evolve. The ability of these competitors to improve the competitiveness or pricing of their products relative to our offering could adversely affect us.

The market for transducers/load cells products is highly fragmented and very competitive. Our load cell modules and systems face competition from numerous other system manufacturers. Competition for modules and systems is most often based on customer relationships, product reliability, technical performance, and the ability to anticipate and satisfy customer needs for specific design configurations. Many other manufacturers have more experience in particular geographic markets and specific applications than we do, and may be better positioned to compete in these areas. We cannot assure you that we will be able to successfully grow our business in the face of these competitive challenges.

Our strategy of vertical product integration exposes us to certain risks.

Our growth and acquisition strategy largely focuses on vertical product integration. For example, we use our strain gages in our transducer/load cell products and incorporate our load cells and our electronic measurement instrumentation and software into our systems. Our transducer/load cell business is our second largest customer for our strain gages. Our systems business is primarily using our transducer/load cells, although we also sell our transducer/load cells to third-party customers. Many of the acquisitions which form the core operations of our business in recent years have been directed towards furthering our vertical integration strategy, and we expect to continue to focus our acquisition strategy in this direction.

While we believe this has been and will continue to be a sound business strategy, vertical product integration and the resulting interdependencies of our divisions exposes us to certain risks. As a consequence of our vertical integration, we compete with certain of our customers and potential customers for strain gages and load cells, who, for that reason, may elect not to do business with us. Also, acquisitions that we pursue for purposes of promoting vertical integration may fail to be successfully combined with our existing businesses or may otherwise not succeed as we anticipate. Any of these outcomes could materially and adversely affect our company.

In the past we have grown through successful integration of acquired businesses, but this may not continue.

Our long-term historical growth in revenues and net earnings has resulted in large part from our strategy of expansion through acquisitions. We cannot assure that we will identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates in the future. We also cannot assure that acquisitions that we will complete in the future will be successful.

Such acquisitions or investments involve a number of risks, including the risks in assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired companies’ products. These factors could have a material adverse effect on our business, financial condition and operating results.

Future acquisitions could require us to incur or issue additional indebtedness or issue additional equity.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other credit metrics. Our revolving credit facility requires us to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios. We cannot assure that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to make an acquisition with equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new offerings or enhance our existing offerings, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

To remain successful, we must continue to innovate, and our investments in new technologies may not prove successful.

Our future operating results depend on our ability to continually develop, introduce and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.

Our success is dependent upon our ability to protect our proprietary technology and other intellectual property.

We rely on a combination of the protections provided by applicable patent, trademark, copyright and trade secret laws, as well as on confidentiality procedures and other contractual arrangements, to establish and protect our rights in our technology and related materials and information. We enter into agreements with our customers and distributors. These agreements contain confidentiality and non-disclosure provisions, a limited warranty covering our products and indemnification for the customer from infringement actions related to our products.

Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released on April 30, 2010, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.

A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. Those countries where particular concern is expressed include China, where the USTR find China's intellectual property enforcement to be largely ineffective and a non-deterrent, India, where the expressed concern was India's inadequate legal framework and ineffective enforcement, and Russia which has failed to fully implement bilateral intellectual property agreements. Costa Rica, Mexico, Argentina and the Philippines were also identified because of problems in intellectual property enforcement. Indonesia was another country identified because of the overall deterioration of its intellectual property protection enforcement climate and an unreliable judicial system for intellectual property cases. In addition, Malaysia, Vietnam, and Thailand were identified as countries where piracy and counterfeiting remain widespread. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary technology in certain countries without us having the ability to enforce our rights in those countries.

The success of our business is highly dependent on maintenance of intellectual property rights.

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We may initiate, or be subject to, claims or litigation for infringement of proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

We may be exposed to product liability claims.

While our agreements with our customers and distributors typically contain provisions designed to limit our exposure to potential material product liability claims, including appropriate warranty, indemnification, waiver and limitation of liability provisions, it is possible that such provisions may not be effective under the laws of some jurisdictions, thus exposing us to substantial liability. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel. If product liability claims are brought against us, the costs associated with defending such claims may adversely affect our results of operations.

We must expend significant resources to obtain design wins without assurance that we will be successful.

We are targeting the market for sophisticated load cell modules and turnkey weighing and force measurement systems as a primary driver of our future growth. In many cases, we must initiate communication with our customers, and convince the customer that our products and systems will offer solutions for its business that are technically superior and more cost effective compared to their existing arrangements. To do so we must often expend significant financial and human resources to develop technologically compelling products or systems with no guarantee that they will be adopted by our customers. The non-recurring engineering (“NRE”) costs for product development in these cases may be substantial.

Also, customers will often require a lengthy period of onsite testing before committing to purchase our module product or custom system, during which period we will not receive material revenue from the customer. While a design win for our custom module products and systems may result in a long period of recurring revenue during which we hope to recover our costs, we must often internally finance our development costs over significant time periods. If our custom-designed products or systems fail to gain acceptance with our customers, we will likely be forced to absorb substantial NRE costs, which could adversely affect our business.

The long development times for certain of our products and systems may result in unpredictable fluctuations in revenue and results of operations.

Our sophisticated load cell modules and custom weighing and force measurement systems often involve long product development cycles, both to develop the product or system and to secure customer acceptance following what may be a lengthy onsite testing period. During product development and testing, we may incur substantial costs without corresponding revenues. If our custom product or system is ultimately accepted by the customer, we may then begin to realize substantial revenues from our development efforts.

In particular, our precision weighing and force measurement systems can be priced for several hundred thousand dollars per unit, so that a contract to acquire one or more units can materially contribute to our revenues during the period or periods that we are permitted to recognize the contract revenues for accounting purposes. The nature of our custom product and system business may therefore result in substantial fluctuations in our operating results, including revenues and profitability, from period to period, even though there has been no fundamental change in our business or its prospects. This may make it difficult for investors to undertake period-to-period comparisons of our performance. Also, the fluctuating nature of key components of our revenues may limit the visibility of our management regarding performance in future periods and make it more difficult for our management to provide guidance to our investors.

We may not have adequate facilities to satisfy future increases in demand for our products.

Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing capacity to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and physical constraints on expansion at our facilities. If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations. Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recedes, resulting in inefficient use of capital adversely affecting our business.

The nature of the market for our load cell modules and foil technology products may render them particularly susceptible to downturns in the economic environment.

Our load cell modules and foil technology products businesses are designed to replace and provide superior functionality over existing product infrastructure utilized by our customers. Often, it is only after introductory demonstrations by our sales and engineering teams that our customers come to appreciate the advantages of our products and systems and the long-term benefits of their adoption. Market factors, such as the recession that we have recently experienced, may make customers less receptive to adopting new technological solutions at our suggestion; even ones with demonstrated operational and financial advantages. During these periods, customers may defer or even cancel orders for products and systems for which they have previously contracted or given indications of interest.

Also, since our business is concentrated largely in the industrial sector, we do not benefit from countervailing fluctuations in consumer demand. As a result, our business may be more significantly affected by the consequences of a general economic slowdown than other segments of our industry and may also take longer to recover from the effects of a slowdown.

Our backlog is subject to customer cancellation.

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers, particularly for our foil technology products, often cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown. Therefore, we cannot be certain that the amount of our backlog does not exceed the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

The complexity of our sophisticated measurement systems may require costly corrections if design flaws are found.

Our custom measurement systems combine sophisticated electronic hardware and computer software. We believe that the sophistication of our systems contributes to their competitive advantage over similar products offered by other system integrators. We go to substantial lengths to assure that our system products are free of design flaws when they are delivered to our customers for installation and testing. However, due to the systems’ complexity, design flaws may occur and require correction. If the requisite corrections are substantial or difficult to implement due to the system’s complexity, we may not be able to recover the costs of correction and retesting, with the result that our profit margins on these systems could be substantially reduced, or even negated by losses, and our results of operations could be materially and adversely affected.

Our results are sensitive to raw material availability, quality, and cost.

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. The materials that are only available from a limited number of sources include certain molding compound, metal package suppliers, low resistance switches, polyimide film and laminating adhesives. We maintain a two year supply of strategic raw materials for continuity and risk management. Our customers would need significant advance notification to qualify alternative materials, if we had to use them. Alternative suppliers are available worldwide for most of our raw materials, but significant time (between 3 to 12 months) would be required to qualify new suppliers and establish efficient production scheduling.

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility.

Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices.

Our product sales may be adversely affected by changes in product classification levels under various qualification and specification standards.

Certain of our products must be qualified or approved under various military and aerospace specifications and other standards.

We have qualified certain of our foil resistor and sensor products under various military specifications approved and monitored by the DESC, and under certain European military specifications, and various aerospace standards approved by NASA and the ESA.

Certain of our load cell products are approved by the NTEP and OIML. Our on-board weighing systems must meet approved standards to make them legal-for-trade.

Qualification and specification levels are based in part upon product failure rate. We must continuously perform tests on our products, and for products that are qualified, the results of these tests must be reported to the qualifying organization. If a product fails to meet the requirements for the applicable classification level, the product’s classification may be suspended or reduced to a lower level. During the time that the classification is suspended or reduced to a lower level, net revenues and earnings attributable to that product may be adversely affected.

Our future success is substantially dependent on our ability to attract and retain highly qualified technical, managerial, marketing, finance, and administrative personnel.

The competitive environment of our business requires us to attract and retain highly qualified personnel to develop technological innovations and bring them to market on a timely basis. Our complex operations also require us to attract and retain highly qualified administrative personnel in functions such as legal, tax, accounting, financial reporting, auditing, and treasury. The market for personnel with such qualifications is highly competitive. We have not entered into employment agreements with many of our key personnel.

The loss of the services of or the failure to effectively recruit qualified personnel could have a material adverse effect on our business.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Beginning with the year ending December 31, 2011, we will be required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase costs.

Our manufacturing operations, products and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or product packaging, and responsibility for disposal of products or product packaging. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate. Nevertheless, new liabilities could arise, and we may have unavoidably inherited certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future operation, acquisition or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.

The integration of our information technology systems is complex, and any delay or problem with this integration may cause serious disruption or harm to our business.

As a result of the spin-off, we are in the process of integrating currently unrelated information technology systems across our company. We are subject to risk that we will not be able to absorb the level of systems change, commit or acquire the necessary resources, and focus the management attention necessary for the implementation to succeed. Many key strategic initiatives of major business functions depend on information technology systems, and if we fail to properly execute or if we miss critical deadlines in the implementation of this initiative, we could experience disruption and harm to our business, such as adversely affecting our ability to process orders, invoice, report our results, and manage our business.

Our credit facility subjects us to financial and operating restrictions.

In October 2010, we entered into a three-year revolving credit agreement with banks which we expect to use for working capital and other purposes. The credit agreement subjects us to certain restrictions. These restrictions may affect, and in some cases significantly limit or prohibit, among other things, our ability to:
  borrow additional funds;
  pay dividends or make other distributions;
  make investments, including capital expenditures;
  complete acquisitions;
  engage in transactions with affiliates or subsidiaries; or
  create liens on our assets.
The credit agreement also requires us to maintain certain financial ratios. If we fail to comply with the covenant restrictions contained in the credit agreement, that failure could result in a default that accelerates the maturity of the indebtedness under the agreement.

Unexpected events, such as the recent natural disaster in Japan, could disrupt our operations and adversely affect our results of operations.

We have manufacturing and other facilities in countries around the world.  Unexpected events, including fires or explosions at facilities; natural disasters, such as hurricanes and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. We have a manufacturing facility in southeast Japan, which is our only business location in Japan.  Although this facility is not located near the epicenter of the March 2011 Sendai earthquake, our Japan operations have been affected by the general impact of the natural disaster affecting Japan generally. Specifically, we have experienced rolling blackouts, decreased access to raw materials and limited ability to ship inventory that may adversely affect our operations in Japan. If these conditions persist, or if they arise with respect to other facilities, they may result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities, the temporary disruptions of information systems, and/or an adverse effect on our results of operations.

Risks relating to our operations outside the United States

We obtain substantial benefits by operating in Israel, but these benefits may not continue.

We have substantial operations in Israel. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have the general effect of increasing our net earnings. There can also be no assurance that in the future the Israeli government will continue to offer new tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received or that we will continue to be eligible to benefit from them. Any significant increase in the Israeli tax rates could have an adverse impact on our results of operations.

Also, we have benefited from employment incentive grants made by the Israeli government in the past. There can be no assurance that the Israeli government will continue to offer new grant programs applicable to us, and the lack of such grants may adversely affect the costs of our business in Israel in the future.

We attempt to improve profitability by operating in countries in which labor costs are low, but the shift of operations to these regions may entail considerable expense.

Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries with lower production costs or other incentives, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). During this process, we may experience under-utilization of certain plants and factories in high-labor-cost regions and capacity constraints in plants and factories located in low-labor-cost regions. This under-utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with workforce reductions and plant closings in the higher-labor-cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions. In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of layoffs or termination of our employees in high-labor-cost countries.

In connection with the transfer of manufacturing operations to lower-labor-cost countries, we are also increasing the level of automation in our plants for the purpose of seeking to optimize our capital and labor resources in production, inventory management, quality control, and warehousing. Although we have substantial experience with automation in several of our plants in higher-labor-cost countries, there are risks in seeking to increase the level of automation in plants which previously did not use a significant amount of automation. These risks include the possibility of inefficiencies and higher operating costs in the transition from manual to automated operations, and if the transition extends longer than anticipated, we could suffer product yield inefficiencies, contributing to higher product costs and increasing the time it will take for us to achieve a return on our investment in the capital equipment involved in the automation process. Furthermore, any layoffs or termination of our employees as a result of increased automation may lead to strikes or other types of labor unrest.

We are subject to the risks of political, economic, and military instability in countries outside the United States in which we operate.

Some of our products are produced in Israel, India, China, and other countries which are particularly subject to risks of political, economic, and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest. These conditions could have an adverse impact on our ability to operate in these regions and, depending on the extent and severity of these conditions, could materially and adversely affect our overall financial condition and operating results.

Our business has been in operation in Israel for 40 years. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

We are subject to foreign currency exchange rate risks which may impact our results of operations.

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. From time to time, as part of Vishay Intertechnology, we utilized forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2010, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign subsidiaries are located in the United Kingdom, Germany, Israel, Japan, and India. We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This situation in particular applies to our operations in Israel, China, and Taiwan.

A change in the mix of the currencies in which we transact our business could have a material effect on results of operations. Furthermore, the timing of cash receipts and disbursements could have a material effect on our results of operations, particularly if there are significant changes in exchange rates in a short period of time.

Risks Related to the Spin-off

Background

On October 27, 2009, Vishay Intertechnology announced its intention to spin-off its precision measurement and foil resistor businesses into an independent, publicly traded company to be named Vishay Precision Group, Inc. On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders.

Our Relationship with Vishay Intertechnology following the Spin-off

Prior to the spin-off, we entered into a master separation agreement with Vishay Intertechnology that included the detailed terms of the spin-off and provided a framework for the relationship between Vishay Intertechnology and us following the spin-off. Among other things, this agreement allocated assets, liabilities and obligations between Vishay Intertechnology and us, required cooperation between the parties to fulfill the terms of the spin-off and specified the conditions to the spin-off. The parties also entered into various ancillary agreements, including a tax matters agreement, a license agreement pursuant to which we will be licensing the Vishay mark from Vishay Intertechnology, an agreement providing for treatment of our employees and their benefits, certain real property leases and transition services agreements, supply agreements and certain other agreements.

For a more detailed description of these agreements see our information statement filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10.

We have a short operating history as an independent company upon which you can evaluate our performance and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

Prior to July 6, 2010, we operated as part of Vishay Intertechnology. Accordingly, we have a short experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 and with the periodic reporting obligations of the Securities Exchange Act of 1934), treasury administration, investor relations, insurance, information technology and telecommunications services, as well as the accounting for many items such as equity compensation, income taxes, derivatives, intangible assets and pensions. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, all of which could have a material adverse effect on our business.

We historically obtained benefits of being part of Vishay Intertechnology, but those benefits did not continue.

While we believe the benefits of being an independent company outweigh the drawbacks, prior to the spin-off we historically received certain benefits from being part of a larger organization, including access to certain resources and certain economies of scale. We may be unable to replace these benefits as an independent company, or only be able to do so at significant expense, which may adversely affect our business.

Some of our historical financial information is not necessarily indicative of our results as a separate company and therefore may not be reliable as an indicator of our future financial results.

Some of our historical financial statements have been created from Vishay Intertechnology’s financial statements using our historical results of operations and historical bases of assets and liabilities as part of Vishay Intertechnology. Accordingly, some of the historical financial information we have included in this document is not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during the periods presented.

The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. While the historical results of operations for when we were part of Vishay Intertechnology include all costs of Vishay Intertechnology’s precision measurement and foil resistor businesses, those historical costs and expenses do not include all of the costs that would have been or will be incurred by us as an independent company. In addition, we have not made adjustments to that historical financial information to reflect changes, many of which are significant, that have, or will, occur in our cost structure, financing and operations as a result of the spin-off. These changes include potentially increased costs associated with reduced access to resources, economies of scale, and purchasing power.

While our combined and consolidated financial statements are calculated on a separate tax return basis, our effective income tax rate as reflected in our historical financial statements also may not be indicative of our future effective income tax rate. Among other things, the rate may be materially impacted by changes in the mix of our earnings from the various jurisdictions in which we operate, the tax characteristics of our earnings, the timing and amount of earnings of foreign subsidiaries that we repatriate to the United States, which may increase our tax expense and taxes paid, the timing and results of any reviews of our income tax filing positions in the jurisdictions in which we transact business, and the expiration of the tax incentives for manufacturing operations in Israel.

We may not be successful in establishing an independent identity.

We have historically conducted our business under the Vishay trade name and trade names acquired as part of our vertical product integration. We believe our customers, suppliers, and potential employees recognize the value of those brand names, and accordingly, we entered into an agreement with Vishay Intertechnology to continue to use the Vishay trade name and trademarks as part of our marketing effort. As part of our separation from Vishay Intertechnology, we have been, and are, investing time, effort and resources to establish our independent identity in the marketplace. The shared use of the Vishay trade names may cause confusion in the marketplace and inappropriately link the two companies despite the spin-off. We do not know whether our effort to establish our independent identity will be successful, the cost of doing so may be substantial, and any resulting confusion could cause us substantial harm.

Vishay Intertechnology provides a number of services to us pursuant to a transition services agreement. When the transition services agreement terminates, we will be required to replace Vishay Intertechnology’s services internally or through third parties on terms that may be less favorable to us.

Under the terms of a transition services agreement that we entered into with Vishay Intertechnology prior to the spin-off, Vishay Intertechnology provides us, for a fee, specified support services related to information technology for a period of up to 18 months following the spin-off. When the transition services agreement terminates, Vishay Intertechnology will no longer be obligated to provide any of these services to us, and we will be required to assume the responsibility for these functions ourselves. While we anticipate being prepared to perform these functions on our own at or before the expiration of the transition services agreement, there is no assurance of our ability to do so. If we cannot perform these services for ourselves, we may be required to retain an outside service provider at rates in excess of the fees that we will pay under the transition services agreement, which could adversely affect us.

The absence of representations and warranties and the “as is, where is” nature of the spin-off is customary for transactions of this nature, but these characteristics may be considered to be unfavorable to us in comparison to the types of contractual protections we might be expected to receive from a seller if we were instead purchasing all of our assets from Vishay Intertechnology in an arms-length negotiated transaction.

Neither we nor Vishay Intertechnology made any representation or warranty as to the assets or liabilities transferred or assumed, the value or freedom from any lien or other security interest of any assets transferred, the absence of any defenses relating to any claim of either party or the legal sufficiency of any conveyance documents or as to any consents or governmental approvals which may be required in connection with the transfers. Except as expressly set forth in the master separation agreement or in any ancillary agreement, all assets will be transferred on an “as is, where is” basis. The absence of representations and warranties and the “as is, where is” nature of the spin-off is customary for transactions of this nature, in which we acquired all of our assets, subject to specified liabilities being assumed, without paying a fair market value purchase price. These characteristics of the spin-off may be considered to be unfavorable to us in comparison to the types of contractual protections we might be expected to receive from a seller if we instead purchased all of our assets from Vishay Intertechnology in an arms-length negotiated transaction.

We agreed to certain restrictions in order to comply with U.S. federal income tax requirements for a tax-free spin-off and may not be able to engage in acquisitions with related parties and other strategic transactions that may otherwise be in our best interests.

Current U.S. federal tax law that applies to spin-offs generally creates a presumption that the spin-off would be taxable to Vishay Intertechnology but not to its stockholders if we engage in, or enter into an agreement to engage in, a plan or series of related transactions that would result in the acquisition of a 50% or greater interest (by vote or by value) in our stock ownership during the four-year period beginning on the date that begins two years before the spin-off, unless it is established that the transaction is not pursuant to a plan related to the spin-off. United States Treasury Regulations generally provide that whether an acquisition of our stock and a spin-off are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the regulations. In addition, the regulations provide certain “safe harbors” for acquisitions of our stock that are not considered to be part of a plan related to the spin-off.

There are other restrictions imposed on us under current U.S. federal tax law for spin-offs and with which we will need to comply in order to preserve the favorable tax treatment of the distribution, such as limitations on sales or redemptions of our common stock for cash or other property following the distribution.

In the tax matters agreement with Vishay Intertechnology, we agreed that, among other things, we will not take any actions that would result in any tax being imposed on Vishay Intertechnology as a result of the spin-off. Further, for the two-year period following the spin-off, we agreed not to: (1) repurchase any of our stock except in certain circumstances permitted by the IRS guidelines, (2) voluntarily dissolve or liquidate or engage in any merger (except certain cash acquisition mergers), consolidation, or other reorganizations except for certain mergers of our wholly-owned subsidiaries to the extent not inconsistent with the tax-free status of the spin-off, or (3) sell, transfer, or otherwise dispose of more than 50% of our assets, excluding any sales conducted in the ordinary course of business.

We are, however, permitted to take certain actions otherwise prohibited by the tax matters agreement if we provide Vishay Intertechnology with an opinion of tax counsel or private letter ruling from the IRS, reasonably acceptable to Vishay Intertechnology, to the effect that these actions will not affect the tax-free nature of the spin-off. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, raise money by selling assets, or enter into business combination transactions.

In the tax matters agreement with Vishay Intertechnology, we agree to indemnify Vishay Intertechnology and its affiliates for any liability for taxes of Vishay Intertechnology resulting from: (1) any action or failure to act by us or any of our affiliates following the completion of the spin-off that would be inconsistent with or prohibit the spin-off from qualifying as a tax-free transaction to Vishay Intertechnology and to you under Sections 355 and 368(a)(1)(D) of the Code, or (2) any action or failure to act by us or any of our affiliates following the completion of the spin-off that would be inconsistent with or cause to be untrue any material information, covenant, or representation made in connection with the private letter ruling obtained by Vishay Intertechnology from the IRS relating to, among other things, the qualification of the spin-off as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code. For a more detailed discussion, see “Certain Relationships and Related Party Transactions – Agreements with Vishay Intertechnology—Tax Matters Agreement” in our information statement filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10. Our indemnification obligations to Vishay Intertechnology and its affiliates are not limited in amount or subject to any cap. It is expected that the amount of any such indemnification to Vishay Intertechnology would be substantial.

Especially in the current environment, our smaller size may make it difficult for us to raise debt financing if we need to do so.

We currently have in place a revolving credit facility that will allow us to borrow up to $25 million to fund our working capital requirements and for other operational uses. In addition, we have $82 million in cash. While we expect that the combination of our cash and availability under the revolving credit facility will be sufficient to fund our liquidity needs for the foreseeable future, if we do require additional cash, for example for the purposes of financing acquisitions, we may have difficulty obtaining additional borrowings in the credit markets, on terms that we find commercially acceptable or at all. Since the beginning of the recent economic downturn, banks have tightened their lending standards. Our smaller size and the absence of an extended history of operations as a stand-alone company could make lenders reluctant to lend to us, especially in the current environment.

The terms of our spin-off from Vishay Intertechnology may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that you might consider favorable.

The terms of our spin-off from Vishay Intertechnology could delay or prevent a change of control that you may favor. An acquisition or issuance of our common stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement we entered into with Vishay Intertechnology, we are required to indemnify Vishay Intertechnology for the resulting tax in connection with such an acquisition or issuance and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

See our information statement filed with the SEC on June 22, 2010 as Exhibit 99.1 to our registration statement on Form 10 for a more detailed description of these agreements and of these provisions of Delaware law, our charter and bylaws.

We use the mark Vishay under license from Vishay Intertechnology, which could result in product and market confusion.

We use the mark Vishay as part of our name and in connection with many of our products. Our use of the Vishay mark is governed by an agreement between us and Vishay Intertechnology, giving us a perpetual, royalty-free, worldwide license for the use of the mark. We believe that it is important that we continue the use of the Vishay name in order to benefit from the reputation of the Vishay brand, which was first used in connection with our foil resistors and strain gages when Vishay Intertechnology was founded over 40 years ago.

There are risks associated with our use of the Vishay mark, however, both for us and for Vishay Intertechnology. Because both we and Vishay Intertechnology use the Vishay mark, confusion could arise in the market regarding the products offered by the two companies, and there could be a misplaced perception of our continuing to be associated with Vishay Intertechnology. Also, any negative publicity associated with one of the two companies in the future could adversely affect the public image of the other. Finally, Vishay Intertechnology will have the right to terminate the license agreement in certain extreme circumstances if we are in material and repeated breach of the terms of the agreement, which would likely have an adverse effect on us and our business.

Risks Relating to Our Common Stock

Our smaller size may affect the trading market for our shares.

We are considered a “microcap” company and our trading volume is likely to fluctuate. Also, it is possible that there will be less market and institutional interest in our shares, and that we will not attract substantial coverage in the analyst community. As a result, the trading market for our shares may be less liquid, making it more difficult for investors to dispose of their shares at favorable prices, and investors may have less independent information and analysis available to them concerning our company.

Our stock price could become more volatile and investments could lose value.

The market price of our common stock and the number of shares traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:
  Shortfalls in our expected net revenue, earnings or key performance metrics;
  Changes in recommendations or estimates by securities analysts;
  The announcement of new products by us or our competitors;
  Quarterly variations in our or our competitors’ results of operations;
  A change in our dividend or stock repurchase activities;
  Developments in our industry or changes in the market for technology stocks;
  Changes in rules or regulations applicable to our business; and
  Other factors, including economic instability and changes in political or market conditions.
A significant drop in our stock price could expose us to costly and time consuming litigation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse affect on our business.

The holders of Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. As of March 24, 2011, the holders of Vishay Intertechnology Class B common stock hold approximately 45% of the voting power of that company. Directly, through family trusts, and as voting trustee under a voting trust agreement, Dr. Felix Zandman, executive chairman and chief technical and business development officer of Vishay Intertechnology who serves as an R&D consultant to our company, has (sole or shared) voting power over substantially all of the outstanding Class B common stock. The holders of Class B common stock are effectively able to cause the election of directors and approve other actions as stockholders without the approval of other stockholders of our company, including the sale, merger, or other transactions involving our company. This may adversely affect the market value of our stock.

Your percentage ownership of our common stock may be diluted in the future.

Your percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as due to certain convertible or exchangeable debt instruments, or stock purchase warrants. The Vishay Precision Group, Inc. 2010 Stock Incentive Program provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers and other employees, advisors and consultants.

Certain provisions of our certificate of incorporation and bylaws may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that you might consider favorable.

Our bylaws contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these by-law provisions:
  stockholders may not change the size of the board of directors or, except in limited circumstances, fill vacancies on the board of directors;
  stockholders may not call special meetings of stockholders;
  stockholders must comply with advance notice provisions for nominating directors or presenting other proposals at stockholder meetings; and
  our board of directors may without stockholder approval issue preferred shares and determine their rights and terms, including voting rights, or adopt a stockholder rights plan.
These provisions could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorable by our stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our business has approximately 16 manufacturing locations. Our manufacturing facilities include owned locations and locations leased from third parties, including Vishay Intertechnology. The principal locations of our manufacturing facilities, along with available space including administrative offices, are listed below:

		Approx. Available
	Product segment	Space (square feet)
Owned Locations

Wendell, North Carolina USA	Foil Technology Products	106,000
Holon, Israel	Foil Technology Products	97,000
Carmiel, Israel	Weighing Modules and Control Systems	80,000
Bradford, United Kingdom	Weighing Modules and Control Systems	86,000
Akita, Japan (a)	Foil Technology Products	45,000
Chartres, France	Foil Technology Products	11,000
Basingstoke, United Kingdom	Foil Technology Products	11,000
Alajuela, Costa Rica	Foil Technology Products	4,000

Third-Party Leased Locations

Tianjin, People’s Republic of China	Weighing Modules and Control Systems	67,000
Beijing, People’s Republic of China	Weighing Modules and Control Systems	46,000
Chennai, India	Weighing Modules and Control Systems	35,000
Netanya, Israel	Weighing Modules and Control Systems	24,000
Be’er Sheva, Israel (b)	Foil Technology Products	14,000
Degerfors, Sweden	Weighing Modules and Control Systems	8,000
Taipei, Republic of China (Taiwan)	Weighing Modules and Control Systems	8,000
Teltow, Germany	Foil Technology Products	5,000

(a)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.

(b)	Denotes property leased from Vishay Intertechnology.

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.

Our corporate headquarters are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. REMOVED AND RESERVED

EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 24, 2011:

Name	Age	Positions
Ziv Shoshani	44	Chief Executive Officer, President, and
		Director
William M. Clancy	48	Executive Vice President and Chief Financial
		Officer
Thomas P. Kieffer	58	Sr. Vice President – Chief Technical Officer

Ziv Shoshani is our Chief Executive Officer and President, and also serves on the board of directors. Mr. Shoshani was Chief Operating Officer of Vishay Intertechnology from January 1, 2007 to November 1, 2009. During 2006, he was Deputy Chief Operating Officer of Vishay Intertechnology. Mr. Shoshani was Executive Vice President of Vishay Intertechnology from 2000 to 2009 with various areas of responsibility, including Executive Vice President of the Capacitors and the Resistors businesses, as well as heading the Measurements Group and Foil Divisions. Mr. Shoshani had been employed by Vishay Intertechnology since 1995. He still serves on the Vishay Intertechnology board of directors. Mr. Shoshani is a nephew of Dr. Felix Zandman, the founder and executive chairman of Vishay Intertechnology who controls approximately 45% of the voting power of our Company at December 31, 2010.

William M. Clancy is our Executive Vice President and Chief Financial Officer. Mr. Clancy was Corporate Controller of Vishay Intertechnology from 1993 until November 1, 2009. He became a Vice President of Vishay Intertechnology in 2001 and a Senior Vice President of Vishay Intertechnology in 2005. Mr. Clancy served as Corporate Secretary of Vishay Intertechnology from 2006 to 2009. From June 16, 2000 until May 16, 2005 (the date Vishay Intertechnology acquired the noncontrolling interest in Siliconix incorporated), Mr. Clancy served as the principal accounting officer of Siliconix. Mr. Clancy had been employed by Vishay Intertechnology since 1988.

Thomas P. Kieffer is our Senior Vice President – Chief Technical Officer. Mr. Kieffer was promoted to the position of Senior Vice President – Corporate R&D for Vishay Intertechnology’s Measurements Group and Foil Resistors Division on January 1, 2008. Prior to that, Mr. Kieffer was Senior Vice President of Vishay Intertechnology’s Micro-Measurements and Load Cells Divisions. He became Division Head of Vishay Intertechnology’s Measurements Group Division in 2000 and from 2002 through 2005 was involved in several acquisitions of measurements businesses. Mr. Kieffer had been employed by Vishay Intertechnology since 1984.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Data is provided only for the third and fourth quarters of 2010 because VPG became a publicly traded company on July 6, 2010 (the first day of the third quarter). The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. Stock dividends or distributions on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 1,000 at March 24, 2011.

	2010
	High	Low
Fourth Quarter	$19.25	$15.12
Third Quarter	$16.08	$10.20

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At March 24, 2011 we had outstanding 1,025,176 shares of Class B common stock, par value $.10 per share. Currently, the holders of Vishay Intertechnology Class B common stock hold approximately 45% of the voting power of our Company. Directly, through family trusts, and as voting trustee under a voting trust agreement, Dr. Felix Zandman, executive chairman and chief technical and business development officer of Vishay Intertechnology who serves as an R&D consultant to our company, has sole or shared voting power over substantially all of the outstanding Class B common stock. The holders of Class B common stock are effectively able to cause the election of directors and approve other actions as stockholders without the approval of other stockholders of our company, including the sale, merger, or other transactions involving our company.

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a six month period (from its initial listing on July 6, 2010), with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of eight publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at July 6, 2010 and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		7/6/2010	7/30/2010	8/31/2010	9/30/2010	10/29/2010	11/30/2010	12/31/2010
Vishay Precision Group Inc	Cum $	100.00	108.12	123.85	133.42	145.30	143.16	161.03
Russell 2000 Index	Cum $	100.00	106.87	98.96	111.29	115.84	119.86	129.38
Peer Group*	Cum $	100.00	106.46	102.99	122.17	133.66	149.14	160.09

*The management-selected peer group includes: Measurement Specialties, MTS Systems, Kyowa Electronic Instruments, Mettler-Toledo, Spectris, Sensata Technologies, CTS Corp., Keithley Instruments

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The statements of operations data for each of the four years ended December 31, 2010 and the balance sheet data as of December 31, 2010, 2009, and 2008 have been derived from our audited combined and consolidated financial statements.

The financial data as of December 31, 2007 and 2006 and for the year ended December 31, 2006 has been derived from our unaudited financial statements.

Our historical financial data are not necessarily indicative of our future performance or what our financial position and results of operations would have been if we had operated as a separate, stand-alone entity during the periods shown. The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2010	2009	2008 (c)	2007 (d)	2006
Statement of Operations Data:
Net revenues	$207,524	$171,991	$241,700	$239,036	$206,757
Costs of products sold	130,396	119,286	161,804	154,525	128,227
Gross profit	77,128	52,705	79,896	84,511	78,530

Selling, general, and administrative expenses	57,297	43,356	51,714	48,017	44,510
Restructuring and severance costs	-	2,048	6,349	356	1,619
Impairment of goodwill	-	-	93,465	-	-
Operating income (loss)	19,831	7,301	(71,632)	36,138	32,401

Other income (expense):
Interest expense	(390)	(1,237)	(1,574)	(2,294)	(2,946)
Other	(928)	714	4,780	2,788	1,012
Other income (expense) - net	(1,318)	(523)	3,206	494	(1,934)

Income (loss) before taxes	18,513	6,778	(68,426)	36,632	30,467

Income tax expense	6,770	5,057	5,689	8,829	7,663
Net earnings (loss)	11,743	1,721	(74,115)	27,803	22,804
Less: net earnings attributable to
noncontrolling interests	37	17	15	111	56
Net earnings (loss) attributable to VPG
stockholders /parent (b)	$11,706	$1,704	$(74,130)	$27,692	$22,748

Earnings (loss) per share data:
Basic	$0.88	$0.13	$(5.56)	$2.08	$1.71
Diluted	$0.85	$0.13	$(5.56)	$2.08	$1.71

Wt. avg. shares outstanding – basic (a)	13,332	13,332	13,332	13,332	13,332
Wt. avg. shares outstanding – diluted (a)	13,787	13,332	13,332	13,332	13,332

Balance Sheet Data:
Cash and cash equivalents	$82,245	$63,192	$70,381	$56,803	$30,138
Total assets	248,713	209,779	254,863	319,981	250,411
Net payable to affiliates	-	18,495	47,436	29,477	38,658
Long-term debt, less current portion	11,692	1,551	1,761	2,237	3,262
Working capital	136,429	102,489	145,363	127,667	92,401
Total VPG stockholders'/parent equity	176,785	148,090	150,158	229,420	154,116

(a)	For periods prior to July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic and diluted earnings per common share for periods presented prior to July 6, 2010, as no common stock of the Company existed prior to July 6, 2010.

(b)	For the period from July 6, 2010 to December 31, 2010, net earnings is attributable to VPG stockholders and for the periods prior to July 6, 2010, net earnings (loss) is attributable to parent.

(c)	Includes the results of Vishay Transducers India Limited from June 30, 2008 and of Powertron GmbH from July 23, 2008, the respective dates of acquisition.

(d)	Includes the results of PM Group from April 19, 2007, the date of acquisition.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

VPG is an internationally recognized designer, manufacturer and marketer of sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight and pressure measurements. We provide vertically integrated products and solutions that are primarily based upon our proprietary foil technology. These products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographical locations that also optimize our resources for specific technologies, sensors, assemblies and systems. We operate in two segments: the Foil Technology Products segment and the Weighing Modules and Control Systems segment. The Foil Technology Products segment is comprised of ultra-high precision foil resistors and foil strain gages. This segment’s products are sold to third-party customers and are utilized in the manufacture of the vertically integrated modules and systems that comprise our Weighing Modules and Control Systems segment.

The Company’s products are sense elements, components, and transducers that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplace in a wide variety of applications. Our products are not typically used in the consumer market.

The precision sensor market is being influenced by the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as OEMs strive to make products “smarter”, they are generally integrating more sensors to link the mechanical/physical world with digital control and/or response.

Until July 6, 2010, our business was part of Vishay Intertechnology, and our assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Following the spin-off on July 6, 2010, we are an independent, publicly traded company, and Vishay Intertechnology does not retain any ownership interest in us.

VPG reports in two product segments: Foil Technology Products; and Weighing Modules and Control Systems. The Foil Technology reporting segment is comprised of the foil resistors and strain gage operating segments, which include strain gages, ultra-precision foil resistors, and current sensors. The Weighing Module and Control Systems reporting segment is comprised of the load cells and weighing systems operating segments, which include transducers/load cells, instruments, weighing modules, and complete systems for process control or on-board weighing applications.

Net revenues for the year ended December 31, 2010 were $207.5 million versus $172.0 million for the comparable prior year period. Net earnings for the year ended December 31, 2010 were $11.7 million, or $0.85 per diluted share, versus $1.7 million, or $0.13 per diluted share, for the comparable prior year period. Net earnings for the year ended December 31, 2009 were negatively impacted by pretax charges of $2.0 million for restructuring and severance costs.

In the second half of 2009, we began to see signs of economic recovery, including sequential increases in quarterly revenues and gross margins which continued into the second quarter of 2010. In the third quarter of 2010, we experienced a seasonal slowdown due to the European holidays and therefore our revenues and gross margins decreased compared to the second quarter of 2010 but increased compared to the prior year period. In the fourth quarter of 2010 our revenues grew sequentially compared to the first, second, and third quarters. While revenues have not yet returned to pre-recession levels, we remain confident about the long-term prospects of our business.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2009 and through the fourth quarter of 2010 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2009	2010	2010	2010	2010
Net revenues	$46,848	$48,175	$52,914	$51,608	$54,827

Gross profit margin	32.0%	35.4%	37.8%	37.1%	38.2%

End-of-period backlog	$32,700	$36,200	$38,400	$42,200	$40,300

Book-to-bill ratio	1.06	1.12	1.06	1.04	0.97

Inventory turnover	2.60	2.71	2.97	2.88	2.87

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Our revenues and operating results were significantly impacted by the global economic recession experienced during 2008 and 2009. In the second half of 2009, we began to see signs of economic recovery, with increasing orders which translated into increased revenues in future periods. The recovery of our business continued during 2010. Net revenues for the fourth fiscal quarter of 2010 increased on a sequential basis due to an increase in demand in both segments. Gross margins also increased sequentially due to increased volume.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the fourth quarter of 2009, through the fourth quarter of 2010 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2009	2010	2010	2010	2010
Foil Technology Products
Net revenues	$19,701	$23,897	$25,584	$25,557	$26,519
Gross profit margin	48.0%	49.9%	49.1%	45.2%	46.6%
End-of-period backlog	$16,400	$18,400	$19,400	$21,200	$20,500
Book-to-bill ratio	1.24	1.16	1.05	1.04	0.98
Inventory turnover	3.24	3.58	3.73	3.81	3.56

Weighing Modules and
Control Systems
Net revenues	$27,147	$24,278	$27,330	$26,051	$28,308
Gross profit margin	20.4%	21.1%	27.1%	29.2%	30.4%
End-of-period backlog	$16,300	$17,800	$19,000	$21,000	$19,800
Book-to-bill ratio	0.93	1.08	1.07	1.04	0.97
Inventory turnover	2.38	2.36	2.62	2.42	2.53

Acquisition Strategy

We have a vertical product integration strategy to grow our weighing modules and control systems business and to promote our sophisticated products that integrate the precision measurement components that we design and produce.

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

2008 Activities

During 2008, we made two acquisitions. On June 30, 2008, we acquired our partner’s 51% interest in a transducers manufacturing joint venture in India for approximately $9.6 million. The transaction was funded using cash on-hand. On July 23, 2008, we acquired Powertron GmbH, a manufacturer of specialty precision resistors, for approximately $14.7 million, including the repayment of certain debt of Powertron. The transaction was funded using cash on hand.

2007 Activities

On April 19, 2007, we declared our cash tender offer for all shares of PM Group PLC wholly unconditional, and assumed ownership of PM Group. PM Group is an advanced designer and manufacturer of systems used in the weighing and process control industries, located in the United Kingdom. The aggregate cash paid for all shares of PM Group was approximately $45.7 million. The transaction was funded using cash on hand. We immediately sold PM Group’s electrical contracting subsidiary for approximately $16.1 million.

Research and Development

Research and development will continue to play a key role in our efforts to introduce innovative products for new sales and to improve profitability. To that end, we expect to increase our R&D expenditures in order to fill the product development pipeline and lay the foundation for future sales growth. We expect to continue to expand our position as a leading supplier of resistive foil technology and sensor-based systems. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base and, ultimately, our financial performance. The amount charged to expense for research and development aggregated $6.0 million, $4.6 million, and $4.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Cost Management

To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-labor-cost countries to lower-labor-cost countries, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). This will enable us to become more efficient and cost competitive, and also maintain tighter controls of the operation.

A primary tenet of our business strategy is expansion through acquisitions. In addition to the primary objective of enhancing our strategy of vertical product integration, our acquisition strategy includes a focus on reducing selling, general, and administrative expenses and achieving significant production cost savings at acquired companies. The plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction programs.

Under previous accounting standards, plant closure and employee termination costs that we incurred in connection with our acquisition activities were included in the costs of our acquisitions and did not affect earnings or losses on our statement of operations. Accounting Standards Codification (“ASC”) Topic 805, which we adopted effective January 1, 2009, requires such costs to be recorded as expenses in our statement of operations, as such expenses are incurred.

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

These production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A “Risk Factors” of this annual report on Form 10-K.

In response to the economic downturn, during the latter half of 2008 and continuing into 2009, we undertook significant measures to reduce costs. This included a temporary idling of manufacturing capacity to adapt to sellable volume and limiting the building of product for inventory. It also included permanent employee terminations, and temporary layoffs and shutdowns. We incurred restructuring and severance costs of $2.6 million as a result of these programs in response to the global recession. Of these amounts, $2.0 million were recorded in the year ended December 31, 2009.

We did not initiate any new restructuring programs during the year ended December 31, 2010 and thus did not record any restructuring expenses during the year ended December 31, 2010.

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

Our operations in Japan were not directly impacted by the March 2011 Sendai earthquake; however, management will continue to assess and ensure the safety and efficacy of our operations in Japan in an effort to manage costs and minimize disruption to our operations and customers.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s tax incentive and employment programs. These benefits take the form of reduced tax rates that are lower than those in the United States and government grants.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the twelve months of 2010 have been unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 to our combined and consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates by management.

Revenue Recognition

We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

Some of our larger systems products have post-shipment obligations, such as customer acceptance, training, or installation. In such circumstances, revenue is deferred until the obligation has been completed unless such obligation is deemed inconsequential and perfunctory.

Given the specialized nature of our products, we generally do not allow product returns.

Accounts Receivable

Our receivables represent a significant portion of our current assets. We are required to estimate the collectability of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions.

Inventories

We value our inventories at the lower of cost or market, with cost determined under the first-in, first-out method and market based upon net realizable value. The valuation of our inventories requires our management to make market estimates. For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products. For finished goods, we must assess the prices at which we believe the inventory can be sold. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

Estimates of Restructuring and Severance Costs and Purchase-Related Restructuring Costs

To maintain our cost competitiveness, we are shifting manufacturing emphasis to more advanced automation in higher-labor-cost regions and relocating production to regions with skilled workforces and relatively lower labor costs. We also incur similar costs when we acquire companies.

These production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring efforts through lower labor costs and other operating expenses in future periods.

Restructuring and severance costs are expensed during the period in which we become obligated to pay those costs and all other requirements for accrual are met. Because transfers of manufacturing operations sometimes occur incrementally over a period, the expense initially recorded is often based on estimates.

Because these costs are recorded based on estimates, our actual expenditures for restructuring activities may differ from the initially recorded costs. If this happens, we will need to adjust our estimates in future periods, either by recording additional expenses in future periods, if our initial estimates were too low, or by reversing part of the charges that we recorded initially, if our initial estimates were too high.

Under previous accounting standards, plant closure and employee termination costs that we incurred in connection with our acquisition activities were included in the costs of our acquisitions and did not affect earnings or losses on our statement of operations. ASC Topic 805, which we adopted effective January 1, 2009, now requires such costs to be recorded when incurred, as expenses in our statement of operations.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. We perform our annual impairment test as of the first day of the fiscal fourth quarter. These impairment tests must be performed more frequently if there are triggering events.

ASC Topic 350, Intangibles - Goodwill and Other, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis (an income approach) and a comparable companies market multiple approach.

To measure the amount of the impairment, ASC Topic 350 prescribes that we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

For periods prior to the spin-off, Vishay Intertechnology evaluated the goodwill associated with our business as a separate reporting unit for ASC Topic 350 evaluation purposes. For the purposes of the combined and consolidated financial statements presented on a stand-alone basis, we have evaluated our goodwill using our reporting units.

In light of a sustained decline in market capitalization for Vishay Intertechnology and its peer group companies, and other factors, Vishay Intertechnology determined that an interim impairment test was necessary as of the end of the second, third, and fourth fiscal quarters of 2008.

Based on Vishay Intertechnology’s interim impairment tests performed as of the end of the second, third, and fourth quarters of 2008, we performed retrospective goodwill impairment tests for our reporting units as of the end of the second, third, and fourth quarters of 2008.

After completing step one of the impairment tests as of June 28, 2008 and as of September 27, 2008, which was the date of our annual impairment test, we determined that the estimated fair values of our reporting units were greater than the book values of those units, and accordingly, no second step was required as of those dates.

Given the further deterioration of market conditions in the fourth quarter of 2008, an additional impairment test was performed as of December 31, 2008 (the end of the fourth fiscal quarter). After completing step one of the impairment tests as of December 31, 2008, we determined that the estimated fair value of each of our reporting units was less than the net book values of those reporting units. This required the completion of the second step of the impairment evaluation. Upon completion of the step two analyses, we recorded impairment charges. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the combined and consolidated balance sheet. In total, we recorded goodwill impairment charges aggregating $93.5 million for the year ended December 31, 2008.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate comparable companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, trade names, in-process research and development, customer relationships, and certain property and equipment (valued at replacement costs).

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect our liquidity or cash flows from operating activities, and will not have a material impact on future operations.

Impairment of Long-Lived Assets

We assess the impairment of our long-lived assets other than goodwill, including property and equipment and identifiable intangible assets subject to amortization, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical or projected operating performance, and significant negative economic trends.

Pension and Other Postretirement Benefits

Accounting for defined benefit pension and other postretirement plans involves numerous assumptions and estimates. The discount rate at which obligations could effectively be settled and the expected long-term rate of return on plan assets are two critical assumptions in measuring the cost and benefit obligations of our pension and other postretirement benefit plans. Other important assumptions include the anticipated rate of future increases in compensation levels, estimated mortality, and for postretirement medical plans, increases or trends in health care costs. Management reviews these assumptions at least annually. We use independent actuaries to assist us in formulating assumptions and making estimates. These assumptions are updated periodically to reflect the actual experience and expectations on a plan-specific basis as appropriate.

Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 84% of our retirement obligations at December 31, 2010. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

For benefit plans which are funded, we establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. We set the expected long-term rate of return based on the expected long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this rate, we consider historical and expected returns for the asset classes in which the plans are invested, advice from pension consultants and investment advisors, and current economic and capital market conditions. The expected return on plan assets is incorporated into the computation of pension expense. The difference between this expected return and the actual return on plan assets is deferred.

We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the combined and consolidated statements of operations and on the combined and consolidated balance sheet.

Income Taxes

On July 6, 2010, we entered into a tax matters agreement with Vishay Intertechnology under which Vishay Intertechnology will be responsible for all income taxes for periods before the date of the spin-off other than those taxes for which a liability was recorded on our books at the time of the spin-off. Vishay Intertechnology is also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods.

We have recorded deferred tax assets representing future tax benefits, but may not be able to realize these future tax benefits in certain jurisdictions. Significant judgment is required in determining the expected future realizability of these deferred tax assets. We periodically evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Earnings generated by our non-U.S. subsidiaries are deemed to be reinvested outside of the United States indefinitely. Accordingly, generally no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

We are or will be subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are supportable. We adjust these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

We have joint and several liability with Vishay Intertechnology to multiple tax authorities. However, under the terms of the Tax Matters Agreement, Vishay Intertechnology has agreed to assume this liability and any similar liability for U.S. federal, state or local and foreign income taxes that are determined on a separate company, consolidated, combined, unitary or similar basis for each taxable period in which VPG was a part of Vishay Intertechnology’s affiliated group prior to July 6, 2010.

Results of Operations – Years Ended December 31, 2010, 2009, and 2008

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2010	2009	2008
Costs of products sold	62.8%	69.4%	66.9%
Gross profit	37.2%	30.6%	33.1%
Selling, general, and administrative expenses	27.6%	25.2%	21.4%
Operating income (loss)	9.6%	4.2%	-29.6%
Income (loss) before taxes	8.9%	3.9%	-28.3%
Net earnings (loss)	5.7%	1.0%	-30.7%
Net earnings (loss) attributable to VPG stockholders/Parent	5.6%	1.0%	-30.7%
Effective tax rate	36.6%	74.6%	-8.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$207,524	$171,991	$241,700
Change versus prior year	$35,533	$(69,709)
Percentage change versus prior year	20.7%	-28.8%

Changes in net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	22.1%	-28.4%
Change in average selling prices	-0.5%	1.1%
Foreign currency effects	-0.6%	-2.8%
Acquisitions	0.0%	0.9%
Other	-0.3%	0.4%
Net change	20.7%	-28.8%

During the year ended December 31, 2010, our sales volume increased due to improving economic conditions.

During the year ended December 31, 2009, our revenues were negatively impacted by the recession, with a significant reduction in volumes across both of our segments and across all geographic areas.

Gross Profit and Margins

Gross profit margin for year ended December 31, 2010 was 37.2% as compared to 30.6% for the year ended December 31, 2009. The increase in gross profit margin reflects manufacturing efficiencies resulting from higher production volume and our fixed cost reduction programs.

Gross profit margin for year ended December 31, 2009 was 30.6% as compared to 33.1% for the year ended December 31, 2008. The decrease in gross profit margin in 2009 reflects significantly lower production volume attributable to the economic recession and resulting decrease in demand, partially offset by our fixed cost reduction programs and favorable currency conditions.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$101,557	$71,871	$92,904
Change versus prior year	$29,686	$(21,033)
Percentage change versus prior year	41.3%	-22.6%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	42.1%	-23.9%
Change in average selling prices	-0.1%	1.0%
Foreign currency effects	-0.4%	-0.9%
Acquisitions	0.0%	1.2%
Other	-0.3%	0.0%
Net change	41.3%	-22.6%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2010	2009	2008
Gross margin percentage	47.7%	42.3%	45.8%

Weighing Modules and Control Systems

Net revenues of the Weighing Modules and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Net revenues	$105,967	$100,120	$148,796
Change versus prior year	$5,847	$(48,676)
Percentage change versus prior year	5.8%	-32.7%

Changes in Weighing Modules and Control Systems segment net revenues were attributable to the following:

	2010 vs. 2009	2009 vs. 2008
Change attributable to:
Change in volume	7.6%	-31.3%
Change in average selling prices	-0.8%	1.2%
Foreign currency effects	-0.5%	-3.2%
Acquisitions	0.0%	0.7%
Other	-0.5%	-0.1%
Net change	5.8%	-32.7%

Gross profit as a percentage of net revenues for the Weighing Modules and Control Systems segment was as follows:

	Years ended December 31,
	2010	2009	2008
Gross margin percentage	27.1%	22.3%	25.1%

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2010	2009	2008
Total SG&A expenses	$57,297	$43,356	$51,714
as a percentage of sales	27.6%	25.2%	21.4%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs.

SG&A expenses for the year ended December 31, 2010 increased versus the comparable prior year period, primarily due to increased personnel costs incurred in connection with our transition to being an independent, publicly traded company. Personnel costs have also increased due to the resumption of employee bonus programs that were suspended in 2009 due to the recession and share based compensation expenses.

The overall decrease in SG&A expenses for 2009 as compared to 2008 is primarily attributable to lower sales and our cost containment initiatives. The increase in SG&A as a percentage of revenues is primarily due to the decrease in revenues.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Years ended December 31,
	2010	2009	2008
Allocation of corporate overhead costs	$1,179	$1,813	$2,771
Amortization of intangible assets	3,033	3,019	2,441
Net loss (gain) on sales of assets	32	34	(1,189)

Through the date of the spin-off, we had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of our business. While these transactions are not necessarily indicative of the terms we would have achieved had we been a separate entity, management believes they are reasonable. A description of these transactions and allocations is included in Note 3 to our combined and consolidated financial statements.

Historically, we used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. As of the spin-off, we are an independent, publicly traded company and we incurred additional SG&A costs associated with being an independent, publicly traded company. These additional costs are not reflected in the historical combined and consolidated financial statements.

Pursuant to the Transition Services Agreement, Vishay Intertechnology provides VPG certain information technology support services for our foil resistor business. The cost of the services under the transition services agreement is estimated to be less than $0.5 million in the aggregate. As of December 31, 2010, $0.2 million has been paid to Vishay Intertechnology for transition services.

Restructuring and Severance Costs and Related Asset Write-Downs

There were no restructuring and severance costs recorded in 2010. We recorded restructuring and severance costs of $2.0 million and $6.3 million during the fiscal years 2009 and 2008, respectively. These costs were incurred as part of our cost reduction initiatives and/or in response to the global economic recession.

During 2008, we announced the closure of our load cell manufacturing facility in Breda, the Netherlands, and transferred all manufacturing operations to Israel. We incurred $5.7 million of restructuring and severance costs associated with the closure of our Breda, Netherlands facility.

In response to the economic downturn during the latter half of 2008 and 2009, we undertook significant measures to cut costs. This included a strict adaptation of manufacturing capacity to sellable volume and limiting the building of product for inventory. It also included permanent employee terminations, and temporary layoffs and shutdowns. We incurred restructuring and severance costs of $2.0 million and $0.6 million in 2009 and 2008, respectively, as a result of these programs in response to the global recession.

Other Income (Expense)

Total interest expense for year ended December 31, 2010 decreased by $0.8 million versus the comparable prior year period, primarily attributable to lower interest rates and a lower balance of net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spin-off is included in the combined and consolidated financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded a foreign exchange loss of $1.0 million during 2010 as compared to a foreign exchange gain of $0.1 million during 2009.

The foreign exchange loss during the year is largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations.

The following table analyzes the components of the line “Other” on the combined and consolidated statement of operations (in thousands):

	Years ended December 31,
	2010	2009	Change
Foreign exchange gain (loss)	$(1,006)	$122	$(1,128)
Interest income	355	725	(370)
Other	(277)	(133)	(144)
	$(928)	$714	$(1,642)

Total interest expense for the year ended December 31, 2009 decreased by $0.3 million compared to the prior year, primarily attributable to lower interest rates and a lower balance of net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology is included in the combined and consolidated financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities.

The following table analyzes the components of the line “Other” on the combined and consolidated statement of operations (in thousands):

	Years ended December 31,
	2009	2008	Change
Foreign exchange gain	$122	$2,470	$(2,348)
Interest income	725	1,902	(1,177)
Income recognized on the equity method	-	444	(444)
Other	(133)	(36)	(97)
	$714	$4,780	$(4,066)

Income Taxes

The effective tax rate, based on earnings before income taxes, for the year ended December 31, 2010 was 36.6%, as compared to 74.6% for the year ended December 31, 2009 and (8.3%) for the year ended December 31, 2008.

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

The high effective tax rate for the year ended December 31, 2009 was principally driven by the down turn in our business and the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions. However, as our business has recovered, we saw an improvement in the 2010 effective tax rate as compared to the same period in 2009.

The negative tax rate for the year ended December 31, 2008 was principally attributable to the goodwill impairment charge recorded in 2008. The vast majority of our goodwill was not deductible for income tax purposes. We recognized tax benefits of $1.0 million during 2008, associated with the goodwill impairment charge.

We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations where we operate. Part of our strategy is to achieve cost savings through the transfer and expansion of manufacturing operations to countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives. Changes in the effective tax rate are largely attributable to changes in the mix of pretax income among our various taxing jurisdictions.

Additional information about income taxes is included in Note 7 to our combined and consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

At December 31, 2010 and December 31, 2009, we had significant cash balances and limited third-party debt. Prior to the spin-off, we had significant intercompany balances payable to Vishay Intertechnology and its affiliates. In connection with the spin-off, our outstanding intercompany payable of $19.4 million was paid in full on July 6, 2010. Vishay Intertechnology made capital contributions of $19.0 million, effective as of July 6, 2010, pursuant to the master separation agreement, to ensure that we had net cash within the range specified in the master separation agreement.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes in accordance with the terms of Vishay Intertechnology's outstanding exchangeable notes due 2102, which required that the existing exchangeable notes of Vishay Intertechnology be exchanged in connection with the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by VPG. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.7 million at December 31, 2010.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at December 31, 2010. Our leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively. We expect to continue to be in compliance with these covenants based on current projections. If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

The Credit Agreement is structured to permit the Company to enter into a second secured revolving credit facility of up to a maximum principal amount not to exceed $15.0 million (or the equivalent thereof in Israeli shekels to be determined at the time the facility is entered into), on terms and conditions reasonably satisfactory to the Agent and secured separately by assets of the Company based primarily in Israel. See Note 8 to our combined and consolidated financial statements for more details.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. During the year ended December 31, 2010, we generated $21.7 million of cash from operating activities, versus $29.2 million during the comparable prior year period. Our cash flow gives us the flexibility to create stockholder value by investing in our business. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of our capital expenditure needs is available to fund our acquisition strategy.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We historically have generated positive “free cash,” even in the recent recession, and we expect to continue to be able to do so.

Our cash flows from operating activities during the year ended December 31, 2010 were negatively impacted by the transition of selling activities to VPG’s dedicated sales forces for certain of our Foil Technology products effective June 1, 2010, in anticipation of the spin-off. These sales activities were previously performed by Vishay Intertechnology. As a result of this transition, our third-party accounts receivable increased significantly, which has a corresponding impact on cash flows from operating activities. Approximately 86% and 98% of our cash and cash equivalents balance at December 31, 2010 and December 31, 2009, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The following table summarizes the components of net cash (debt) at December 31, 2010 and at December 31, 2009 (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents	$82,245	$63,192

Third-party debt, including current and long-term
Revolving credit facility	$-	$-
Third-party debt held by Japanese subsidiary	1,734	1,735
Exchangeable notes due 2102	9,958	-
Notes payable to banks	85	9
Total third-party debt	11,777	1,744
Net payable to affiliates	-	18,495
Net cash	$70,468	$42,953

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

Our financial condition as of December 31, 2010 is strong, with a current ratio (current assets to current liabilities) of 4.6 to 1, as compared to a ratio of 3.7 to 1 at December 31, 2009. This increase in the current ratio is primarily due to an increase in cash and accounts receivable; partially offset by an increase in trade accounts payable and payroll related liabilities at December 31, 2010. Assuming the repayment of the net payable to Vishay Intertechnology from cash on-hand, our current ratio at December 31, 2009 would have been 6.4 to 1.0.

Our business is not particularly capital intensive. Cash paid for property and equipment for the year ended December 31, 2010 and December 31, 2009 was $8.4 million and $2.2 million, respectively. We limited our capital expenditures in 2009 as a result of the economic uncertainty. During 2010, capital expenditures increased in anticipation of the spin-off. Capital expenditures for 2011 are expected to be approximately $16.0 million to $20.0 million. The capital expenditures are primarily required to: (1) construct a new manufacturing facility in India that will consolidate the majority of our existing manufacturing capacity in the Weighing Modules and Control Systems segment into a low-labor-rate facility; (2) facilitate a new manufacturing line that will begin producing a new product offering in the Foil Technology Products segment; and (3) maintain our business systems and facilities.

“Other investing activities” on the combined and consolidated statements of cash flows principally represent principal payments on a long-term note related to the sale of AeroGo, a business acquired as part of the acquisition of SI Technologies and divested in 2005. At December 31, 2009, the note receivable related to the disposition of the AeroGo business has been fully repaid.

Contractual Commitments

As of December 31, 2010, we had contractual obligations as follows (in thousands):

		Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt	$11,692	$-	$-	$1,011	$10,681
Interest payments on long-term debt	3,061	131	244	84	2,602
Operating leases	4,440	1,980	1,793	434	233
Notes payable	85	85	-	-	-
Non-competition agreements	1,755	390	780	585	-
Expected pension and
postretirement plan funding	7,169	490	1,152	1,312	4,215
Total contractual cash obligations	$28,202	$3,076	$3,969	$3,426	$17,731

Inflation

Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Recent Accounting Pronouncements

See Note 2 to our combined and consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates, interest rates, and commodity prices. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our strategies as needed.

Interest Rate Risk

We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances.

At December 31, 2010 we have $10.0 million outstanding on our exchangeable notes, which bear interest at LIBOR.

The Company entered into a revolving credit facility on October 14, 2010. Interest payable on the facility is based upon the agent’s prime rate, the federal funds rate or LIBOR. At December 31, 2010, the Company had nothing outstanding under the revolving credit facility.

At December 31, 2010, we have $82.2 million of cash and cash equivalents, which accrues interest at various variable rates.

We historically have had significant amounts payable to Vishay Intertechnology affiliates. These balances were repaid at spin-off.

Based on the debt and cash positions at December 31, 2010, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.3 million.

See Note 8 to our combined and consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. As of December 31, 2010 and 2009, we did not have any outstanding foreign currency forward exchange contracts.

Our significant foreign currency exposures are to the British pound, Israeli shekel, Euro, Indian rupee, Japanese yen, Swedish krona, Taiwanese dollar, and Chinese renminbi.

We finance our operations in Europe and certain locations in Asia in local currencies. Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel and China because the percentage of expenses denominated in Israeli shekels and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels and Chinese renminbi to total sales. Therefore, if the Israeli shekel and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced. We also have a higher percentage of British pound-denominated sales than expenses. Therefore, when the British pound strengthens against all or most of our other major currencies, our operating profit is increased. Accordingly, we monitor several important cross currency rates.

We have performed a sensitivity analysis as of December 31, 2010, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2010. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $1.3 million for the year ended December 31, 2010, although individual line items in our combined and consolidated statement of operations would be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

A change in the mix of the currencies in which we transact our business could have a material effect on the estimated impact of the hypothetical 10% movement in the value of the U.S. dollar. Furthermore, the timing of cash receipts and disbursements could result in materially different actual results versus the hypothetical 10% movement in the value of the U.S. dollar, particularly if there are significant changes in exchange rates in a short period of time.

Commodity Price Risk

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers.

Some of the most highly specialized materials for our sensors are sourced from a single vendor. We maintain a safety stock inventory of certain critical materials at our facilities.

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility.

Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, the quality of available raw materials deteriorates, or there are significant price changes for these raw materials. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices.

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $0.3 million, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, commencing on page F-1 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Executive Officers” in Item 4 hereof and the information contained under the heading “Nominees for Election by Shareholders” in the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end and is incorporated herein by reference.

The Company has adopted codes of conduct that constitute “codes of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and to any persons performing similar functions. Such codes of conduct are posted on the Company’s internet website, the address of which is www.VishayPG.com.

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form-10K, on March 24, 2011, the Company’s Chief Executive Officer submitted to the New York Stock Exchange the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12 (a) of the NYSE Listed Company Manual.

Item 11. EXECUTIVE COMPENSATION

Information required under this item will be contained in our definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our definitive proxy statement for the Company’s 2011 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2010, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)		Documents Filed as part of Form 10-K

	1)	Financial Statements

The Combined and Consolidated Financial Statements for the year ended December 31, 2010 are filed herewith. See index to the Combined and Consolidated Financial Statements on page F-1 of this report.

	2)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Vishay Precision Group, Inc., effective June 25, 2010 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2010 and incorporated herein by reference)
3.2	Amended and Restated By-Laws of Vishay Precision Group, Inc., effective July 6, 2010 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.1	Master Separation and Distribution Agreement, dated June 22, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Form 10 Registration Statement of Vishay Precision Group, Inc., filed with the Securities and Exchange Commission on June 22, 2010 and incorporated herein by reference)
10.2	Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2010 and incorporated herein by reference)
10.3	Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.4	Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.5	Transition Services Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.6*	Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. and Vishay Dale Electronics, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)

Exhibit No.	Description
10.7	Secondment Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.8*	Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.9	Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.10*	Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.11*	Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.12*	Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.13	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.14*	Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.15	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.16	Lease Agreement, between Alpha Electronics Corp. and Vishay Japan Co., Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.17	Lease Agreement, dated July 6, 2010, between Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.18	Lease Agreement, dated July 4, 2010, between Vishay Precision Israel, Ltd. and Vishay Israel, Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.19	Vishay Precision Group, Inc. 2010 Stock Incentive Program, effective July 6, 2010. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference)
10.20	Warrant Agreement, dated July 21, 2010, by Vishay Precision Group, Inc. and American Stock Transfer & Trust Co.
10.21	Note Instrument, dated July 21, 2010, by Vishay Precision Group, Inc.
10.22	Put and Call Agreement, dated July 21, 2010, by and among Vishay Precision Group, Inc., American Stock Transfer & Trust Co. and the noteholders whose signatures are set forth on the signature pages thereto

Exhibit No.	Description
10.23	Credit Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference)
10.24	Security Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., certain of its domestic subsidiaries, and JPMorgan Chase Bank, National Association, as agent (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference)
10.25	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference)
10.26	Form of Restricted Stock Unit Award Agreement for Director Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference)
10.27	Form of Restricted Stock Unit Award Agreement for Employee Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference)
10.28	Employment Agreement, dated November 17, 2010, by and among Vishay Advanced Technology and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference)
10.29	Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference)
10.30	Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and Thomas P. Kieffer (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP relating to the Registrant’s financial statements
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer
99.1	Information Statement of Vishay Precision Group, Inc. (previously filed as an exhibit to the Registrant’s Form 10 Registration Statement of Vishay Precision Group, Inc., filed with the Securities and Exchange Commission on June 22, 2010 and incorporated herein by reference).
____________________

* Confidential treatment has been accorded to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 24, 2011		President and Chief Executive Officer

POWER OF ATTORNEY

Vishay Precision Group, Inc., a Delaware corporation, and each person whose signature appears below constitutes and appoints each of Ziv Shoshani and William M. Clancy, and either of them, such person’s true and lawful attorney-in-fact, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10-K and other documents in connection therewith, and to file the same and all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated below.

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 24, 2011
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 24, 2011
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 24, 2011
Marc Zandman

/s/ Samuel Broydo	Director	March 24, 2011
Samuel Broydo

/s/ Saul V. Reibstein	Director	March 24, 2011
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 24, 2011
Timothy V. Talbert

Vishay Precision Group Inc.
Index to Combined and Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Combined and Consolidated Balance Sheets	F-3
Combined and Consolidated Statements of Operations	F-5
Combined and Consolidated Statements of Cash Flows	F-6
Combined and Consolidated Statements of Equity	F-7
Notes to Combined and Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Vishay Precision Group, Inc.

We have audited the accompanying combined and consolidated balance sheets of Vishay Precision Group, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related combined and consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of Vishay Precision Group, Inc. at December 31, 2010 and 2009, and the combined and consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 24, 2011

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$82,245	$63,192
Accounts receivable, net of allowances for doubtful
accounts of $707 and $952, respectively	33,988	23,345

Raw materials	14,361	13,341
Work in process	15,360	13,214
Finished goods	18,616	17,247
Net inventories	48,337	43,802
Deferred income taxes	4,022	4,960
Prepaid expenses and other current assets	5,540	4,522
Total current assets	174,132	139,821

Property and equipment, at cost:
Land	1,991	2,003
Buildings and improvements	40,036	38,486
Machinery and equipment	68,566	64,681
Software	4,274	3,607
Construction in progress	2,282	338
Accumulated depreciation	(70,402)	(64,516)
	46,747	44,599

Intangible assets, net	14,500	17,217

Other assets	13,334	8,142
Total assets	$248,713	$209,779

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31,	December 31,
	2010	2009
Liabilities and equity
Current liabilities:
Notes payable to banks	$85	$9
Trade accounts payable	11,537	5,805
Net payable to affiliates	-	18,495
Payroll and related expenses	12,554	6,619
Other accrued expenses	8,680	4,573
Income taxes	4,847	1,647
Current portion of long-term debt	-	184
Total current liabilities	37,703	37,332

Long-term debt, less current portion	11,692	1,551
Deferred income taxes	4,212	5,993
Other liabilities	7,468	6,141
Accrued pension and other postretirement costs	10,708	10,549
Total liabilities	71,783	61,566

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share:
authorized 25,000,000 shares; 12,306,788 shares outstanding
as of December 31, 2010 and 0 shares outstanding as of
December 31, 2009	1,231	-
Class B convertible common stock, par value $0.10 per share:
authorized 3,000,000 shares; 1,025,196 shares outstanding
as of December 31, 2010 and 0 shares outstanding as of
December 31, 2009	103	-
Capital in excess of par value	180,142	-
Retained earnings	5,894	-
Parent net investment	-	157,258
Accumulated other comprehensive income (loss)	(10,585)	(9,168)
Total Vishay Precision Group, Inc. stockholders' or parent equity	176,785	148,090
Noncontrolling interests	145	123
Total equity	176,930	148,213
Total liabilities and equity	$248,713	$209,779

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2010	2009	2008
Net revenues	$207,524	$171,991	$241,700
Costs of products sold	130,396	119,286	161,804
Gross profit	77,128	52,705	79,896

Selling, general, and administrative expenses	57,297	43,356	51,714
Restructuring and severance costs	-	2,048	6,349
Impairment of goodwill	-	-	93,465
Operating income (loss)	19,831	7,301	(71,632)

Other income (expense):
Interest expense	(390)	(1,237)	(1,574)
Other	(928)	714	4,780
Other income (expense) - net	(1,318)	(523)	3,206

Income (loss) before taxes	18,513	6,778	(68,426)

Income tax expense	6,770	5,057	5,689

Net earnings (loss)	11,743	1,721	(74,115)
Less: net earnings attributable to
noncontrolling interests	37	17	15
Net earnings (loss) attributable to VPG stockholders/parent	$11,706	$1,704	$(74,130)

Basic earnings (loss) per share
attributable to VPG stockholders/parent	$0.88	$0.13	$(5.56)
Diluted earnings (loss) per share
attributable to VPG stockholders/parent	$0.85	$0.13	$(5.56)

Weighted average shares outstanding - basic	13,332	13,332	13,332

Weighted average shares outstanding - diluted	13,787	13,332	13,332

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities
Net earnings (loss)	$11,743	$1,721	$(74,115)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Impairment of goodwill	-	-	93,465
Depreciation and amortization	10,578	11,465	10,851
Loss (gain) on disposal of property and equipment	32	34	(1,189)
Inventory write-offs for obsolescence	1,158	3,114	1,555
Deferred income taxes	(1,971)	139	(3,162)
Other	2,259	(2,177)	1,594
Net changes in operating assets and liabilities,
net of effects of businesses acquired:
Accounts receivable	(10,829)	9,407	5,384
Inventories	(5,719)	11,694	(6,286)
Prepaid expenses and other current assets	(1,042)	2,562	(2,328)
Accounts payable	5,750	(2,821)	(1,217)
Other current liabilities	9,736	(5,902)	(2,091)
Net cash provided by operating activities	21,695	29,236	22,461

Investing activities
Capital expenditures	(8,398)	(2,181)	(7,391)
Proceeds from sale of property and equipment	56	812	1,554
Purchase of businesses, net of cash acquired	-	-	(24,272)
Other investing activities	-	1,438	450
Net cash (used in) provided by investing activities	(8,342)	69	(29,659)

Financing activities
Principal payments on long-term debt and capital leases	(193)	(569)	(1,129)
Net changes in short-term borrowings	74	(541)	(22)
Distributions to noncontrolling interests	(15)	(16)	(64)
Transactions with Vishay Intertechnology	7,252	(36,876)	12,600
Contributions from Vishay Intertechnology for acquisitions	-	-	14,653
Net cash provided by (used in) financing activities	7,118	(38,002)	26,038
Effect of exchange rate changes on cash and cash equivalents	(1,418)	1,508	(5,262)
Increase (decrease) in cash and cash equivalents	19,053	(7,189)	13,578

Cash and cash equivalents at beginning of year	63,192	70,381	56,803
Cash and cash equivalents at end of year	$82,245	$63,192	$70,381

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Equity
(In thousands)

					Accumulated		Total VPG Inc.
		Class B	Capital in		Other		Stockholders' or
	Common	Convertible	Excess of	Retained	Comprehensive	Parent Net	Parent	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Investment	Equity	Interests	Equity
Balance at January 1, 2008	$-	$-	$-	$-	$1,353	$228,067	$229,420	$171	$229,591
Net earnings (loss)	-	-	-	-	-	(74,130)	(74,130)	15	(74,115)
Foreign currency translation adjustment (net of tax)	-	-	-	-	(14,568)	-	(14,568)	-	(14,568)
Pension and other
postretirement actuarial items (net of tax)	-	-	-	-	19	-	19	-	19
Comprehensive income (loss)							(88,679)	15	(88,664)
Contribution from Vishay for acquisitions	-	-	-	-	-	14,653	14,653	-	14,653
Other transactions with Vishay - net	-	-	-	-	-	(5,359)	(5,359)	-	(5,359)
Stock compensation expense	-	-	-	-	-	123	123	-	123
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(64)	(64)
Balance at December 31, 2008	$-	$-	$-	$-	$(13,196)	$163,354	$150,158	$122	$150,280
Net earnings (loss)	-	-	-	-	-	1,704	1,704	17	1,721
Foreign currency translation adjustment (net of tax)	-	-	-	-	4,523	-	4,523	-	4,523
Pension and other
postretirement actuarial items (net of tax)	-	-	-	-	(495)	-	(495)	-	(495)
Comprehensive income							5,732	17	5,749
Other transactions with Vishay - net	-	-	-	-	-	(7,935)	(7,935)	-	(7,935)
Stock compensation expense	-	-	-	-	-	135	135	-	135
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(16)	(16)
Balance at December 31, 2009	$-	$-	$-	$-	$(9,168)	$157,258	$148,090	$123	$148,213

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Equity (continued)
(In thousands)

					Accumulated		Total VPG Inc.
		Class B	Capital in		Other		Stockholders' or
	Common	Convertible	Excess of	Retained	Comprehensive	Parent Net	Parent	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Investment	Equity	Interests	Equity
Balance at December 31, 2009	$-	$-	$-	$-	$(9,168)	$157,258	$148,090	$123	$148,213
Net earnings from January 1, 2010
through July 5, 2010	-	-	-	-	-	5,811	5,811	59	5,870
Net earnings from July 6, 2010
through December 31, 2010	-	-	-	5,894	-	-	5,894	(21)	5,873
Foreign currency translation adjustment (net of tax)	-	-	-	-	(1,120)	-	(1,120)	-	(1,120)
Other	-	-	-	-	-	-	-	(1)	(1)
Pension and other
postretirement actuarial items (net of tax)	-	-	-	-	(297)	-	(297)	-	(297)
Comprehensive income							10,288	37	10,325
Other transactions with Vishay - net	-	-	-	-	-	23,930	23,930	-	23,930
Consummation of spin-off
transaction on July 6, 2010	1,231	103	179,965	-	-	(187,071)	(5,772)	-	(5,772)
Stock compensation expense	-	-	177	-	-	72	249	-	249
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(15)	(15)
Balance at December 31, 2010	$1,231	$103	$180,142	$5,894	$(10,585)	$-	$176,785	$145	$176,930

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Combined and Consolidated Financial Statements

Note 1 – Basis of Presentation

Background

On July 6, 2010, Vishay Intertechnology, Inc. (“Vishay Intertechnology”) completed the spin-off of Vishay Precision Group, Inc. (“VPG” or the “Company”) through a tax-free stock dividend to Vishay Intertechnology’s stockholders. See Note 3 to our combined and consolidated financial statements.

VPG is an internationally recognized designer, manufacturer and marketer of sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight and pressure measurements. The Company provides vertically integrated products and solutions that are all based upon its proprietary foil technology. These products are marketed under a variety of brand names that are characterized as having a very high level of precision and quality. The global operations enable the Company to produce a wide variety of products in strategically effective geographical locations that also optimize its resources for specific technologies, sensors, assemblies and systems. The Company operates in two segments: the Foil Technology Products segment; and the Weighing Modules and Control Systems segment. The Foil Technology Products segment is comprised of ultra-high precision foil resistors and foil strain gages. This segment’s products are sold to third-party customers and are utilized in the manufacture of the vertically integrated modules and systems that comprise the Weighing Modules and Control Systems segment.

Carve-out Basis of Presentation

Until July 6, 2010, VPG was part of Vishay Intertechnology and its assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses.

Prior to July 6, 2010, the VPG business was conducted by various direct and indirect subsidiaries of Vishay Intertechnology. The accompanying combined and consolidated financial statements for periods prior to July 6, 2010 have been derived from Vishay Intertechnology’s historical accounting records and are presented on a carve-out basis.

Before effecting the spin-off, all assets and liabilities associated with the precision measurement and foil resistor businesses of Vishay Intertechnology were contributed to Vishay Precision Group, Inc.

For periods prior to July 6, 2010, the combined and consolidated statements of operations include all revenues and expenses directly attributable to VPG, including costs for facilities, functions, and services used by VPG at shared sites and costs for certain functions and services performed by centralized Vishay Intertechnology organizations outside of the defined scope of VPG and directly charged to VPG based on usage. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of VPG by centralized staff groups within Vishay Intertechnology, (ii) Vishay Intertechnology general corporate expenses, (iii) pension and other postemployment benefit costs, (iv) interest expense, and (v) current and deferred income taxes. See Note 3 for a description of the allocation methodologies utilized.

All of the allocations and estimates in the accompanying combined and consolidated financial statements for periods prior to July 6, 2010, are based on assumptions that Vishay Intertechnology and VPG management believe are reasonable, and reasonably approximate the historical costs that VPG would have incurred as a separate entity for the same level of service or support. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if VPG had been operated as a separate entity.

Note 1 – Basis of Presentation (continued)

Carve-out Basis of Presentation (continued)

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

Earnings Per Share

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to December 31, 2009, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period. For the year ended December 31, 2010, the Company assumed that the dilutive securities were outstanding for the entire period, and therefore were included in the denominator of diluted earnings per share.

Note 2 – Summary of Significant Accounting Policies

Principles of Combination and Consolidation

The combined and consolidated financial statements include the accounts of the individual entities which comprise the Company in which Vishay Intertechnology maintained a controlling financial interest for periods prior to the spin-off on July 6, 2010. The consolidated financial statements after July 6, 2010 include the accounts of the individual entities in which the Company maintained a controlling financial interest. For those subsidiaries in which the Company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as noncontrolling interests in the accompanying combined and consolidated balance sheets. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Investments in affiliates over which the Company does not have significant influence are accounted for by the cost method.

Certain transactions have been accounted for as mergers of entities under common control and thus recorded in a manner similar to a pooling of interests. Accordingly, the accompanying combined and consolidated financial statements include the accounts of these entities for all relevant periods presented.

All transactions, accounts, and profits between individual members comprising the Company have been eliminated in combination.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined and consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

Some of the Company’s larger systems products have post-shipment obligations, such as customer acceptance, training, or installation. In such circumstances, revenue is deferred until the obligation has been completed unless such obligation is deemed inconsequential or perfunctory.

Given the specialized nature of our products, the Company generally does not allow product returns.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development was $6.0 million, $4.6 million, and $4.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances have been established for deferred tax assets which the Company believes do not meet the “more likely than not” criteria established by ASC Topic 740, Income Taxes. This criteria requires a level of judgment regarding future taxable income, which may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, valuation allowances established may be increased, resulting in increased tax expense. Conversely, if the Company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance can be released, resulting in decreased tax expense.

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2010 or 2009.

The Company’s subsidiaries in Europe participated in a formal cash pooling agreement through December 31, 2009, with Vishay Europe GmbH, an affiliate of Vishay Intertechnology, acting as the cash pool leader, effectively serving as a bank for these subsidiaries. The individual entity has discretion over the use of its cash, and accordingly, the combined and consolidated financial statements classify the cash pool balances as “cash and cash equivalents.”

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at December 31, 2010 and 2009 was $0.7 million and $1.0 million, respectively. Bad debt expense (income realized upon subsequent collection) was $(0.1 million), $0.4 million, and $(0.5 million) for the years ended December 31, 2010, 2009, and 2008, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the life of the leased property. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $7.5 million, $8.5 million, and $8.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but rather are tested for impairment at least annually. These tests are performed more frequently if there are triggering events.

Definite-lived intangible assets are amortized over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to fifteen years. Trade names are being amortized over useful lives of seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets.

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

ASC Topic 350, Intangibles - Goodwill and Other, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis (an income approach) and a comparable companies market multiple approach.

If the net book value of the reporting unit were to exceed the fair value, the Company would then perform the second step of the impairment test, which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

For the purposes of the combined and consolidated financial statements presented on a stand-alone basis, the Company has evaluated its goodwill using its operating segments, namely, Foil Technology Products and Weighing Modules and Control Systems, as its reporting units.

As more fully described in Note 5, in light of a sustained decline in market capitalization for Vishay Intertechnology and its peer group companies, and other factors, Vishay Intertechnology determined that an impairment test was necessary as of the end of the second, third, and fourth fiscal quarters of 2008.

Based on Vishay Intertechnology’s interim impairment tests performed as of the end of the second, third, and fourth quarters of 2008, the Company performed retrospective goodwill impairment tests for its reporting units as of the end of the second, third, and fourth quarters of 2008 and deemed the reporting units’ goodwill to still be impaired.

The Company’s required annual impairment test is completed as of the first day of the fourth fiscal quarter of each year. The interim impairment test performed as of September 27, 2008, the last day of the fiscal third quarter, was effectively the Company’s annual impairment test for 2008.

Impairment of Long-Lived Assets

The carrying value of long-lived assets held-and-used, other than goodwill, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. Losses on long-lived assets held-for-sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Foreign Currency Translation

The Company has significant operations outside of the United States. The Company finances its operations in Europe and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. The Company’s operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation (continued)

For those subsidiaries where the local currency is the functional currency, assets and liabilities in the combined and consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the combined and consolidated statements of operations and are reported as a separate component of equity. Foreign currency transaction gains and losses are included in the results of operations.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the combined and consolidated statements of operations.

Share-Based Compensation

Compensation costs related to share-based payments are recognized in the combined and consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity (or liability) instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For performance based awards, certain criteria must be met. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was in-substance, multiple awards.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 financial statement presentation.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

New Accounting Pronouncements

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

Note 3 – Related Party Transactions

Through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. While these transactions are not necessarily indicative of the terms VPG would have achieved had it been a separate entity, management believes they are reasonable.

Historically, VPG has used the corporate services of Vishay Intertechnology to fulfill a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. Subsequent to the spin-off, VPG is an independent, publicly traded company, and is incurring additional costs associated with being an independent, publicly traded company. These additional anticipated costs are not reflected in VPG’s historical combined and consolidated financial statements for periods prior to July 6, 2010.

Sales Organizations

Prior to the spin-off, a portion of the VPG’s Foil Technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates through regionally-based legal entities. The third-party sales of these products are presented in the combined and consolidated financial statements as if they were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $6.6 million, $13.0 million, and $16.9 million during the years ended December 31, 2010, 2009, and 2008, respectively.

The selling entities received selling commissions on these sales. Commission rates were set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $0.3 million, $0.7 million, and $0.7 million during the years ended December 31, 2010, 2009, and 2008.

The net cash generated by these transactions is retained by the Vishay Intertechnology selling entity, and is presented in the combined and consolidated balance sheets as a reduction in parent net investment, and is presented in the combined and consolidated statements of cash flows as a financing activity in the caption “Transactions with Vishay Intertechnology.”

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

Note 3 – Related Party Transactions (continued)

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. Amounts charged to the Company for these services during the years ended December 31, 2010, 2009, and 2008 were $1.1 million, $2.5 million, and $1.9 million, respectively. VPG assumed the responsibility for these functions, either internally or by purchasing these services from third-party vendors, following the spin-off.

Allocated Corporate Overhead Costs

Through July 6, 2010, the costs of certain services that are provided by the Vishay Intertechnology corporate office to VPG have been reflected in the combined and consolidated financial statements, including charges for services such as accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and risk management on a global basis. These allocated costs are included in selling, general, and administrative expenses in the accompanying combined and consolidated statements of operations, and are presented in the combined and consolidated balance sheet as a reduction in parent net investment.

The total amount of allocated costs was $1.2 million, $1.8 million, and $2.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. These costs were allocated on the ratio of VPG’s revenues to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly traded company.

Centralized Cash Management

Prior to July 6, 2010, in the United States, cash deposits from VPG historically were transferred to Vishay Intertechnology on a regular basis and were netted against intercompany payables, or occasionally remitted to the parent as a dividend. See “Net Payable to Affiliates” below.

The Company’s subsidiaries in Europe participated in a formal cash pooling agreement through December 31, 2009, with Vishay Europe GmbH, an affiliate of Vishay Intertechnology, acting as the cash pool leader, effectively serving as a bank for these subsidiaries. The individual entity has discretion over the use of its cash, and accordingly, the combined and consolidated financial statements classify the cash pool balances as “cash and cash equivalents.”

Vishay Europe GmbH, as cash pool leader, pays interest on these funds based on the prevailing interest rates at third-party lending institutions in Europe. The combined and consolidated financial statements reflect cash pool interest income of $0.0 million, $0.3 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 3 – Related Party Transactions (continued)

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

Through July 6, 2010, the combined and consolidated financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $0.3 million, $1.2 million, and $1.5 million during the years ended December 31, 2010, 2009, and 2008. Of these amounts, $0.2 million, $0.5 million, and $0.9 million were not historically charged by Vishay Intertechnology to VPG, and accordingly, these amounts of imputed interest are reflected as an increase to parent net investment in the combined and consolidated balance sheet. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

Exchangeable Notes

On December 13, 2002, Vishay Intertechnology issued $105.0 million in nominal (or principal) amount of its floating rate unsecured exchangeable notes due 2102 in connection with an acquisition. The notes are governed by a note instrument, made by Vishay Intertechnology on December 13, 2002, and a put and call agreement, dated as of December 13, 2002. The notes may be put to Vishay Intertechnology in exchange for shares of its common stock and, under certain circumstances, may be called by Vishay Intertechnology for similar consideration.

Under the terms of the put and call agreement, by reason of the spin-off, Vishay Intertechnology was required to take action so that the existing notes were deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc.

Except for Vishay Intertechnology’s contractual obligation to issue new notes of any spin-off company, these notes have no direct historical connection to the VPG business. Accordingly, these exchangeable notes are not included in the historical combined and consolidated financial statements prior to the spin-off date. See Note 8.

Transactions with Vishay Intertechnology at Spin-Off

At July 3, 2010, VPG had a net payable to Vishay Intertechnology and affiliates of $19.3 million, which was fully paid prior to the spin-off on July 6, 2010.

As described above, effective as of the spin-off date, VPG assumed the liability for $10.0 million principal amount of Vishay Intertechnology exchangeable notes due 2102. The assumption of this liability was recorded as a reduction in parent net investment just prior to the spin-off.

Pursuant to the master separation agreement, the net cash balance of VPG at the spin-off date was $58.5 million, which was within 10% of the target net cash balance.

Note 3 – Related Party Transactions (continued)

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology after Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Transition Services Agreement

Under the terms of a transition services agreement that VPG entered into with Vishay Intertechnology on July 6, 2010, Vishay Intertechnology agreed to provide to VPG, for a fee, specified support services for a period of up to 18 months after the spin-off. Vishay Intertechnology will provide to VPG certain information technology support services for the Company’s foil resistor business. The cost of the services under the transition services agreement is estimated to be less than $0.5 million in the aggregate. As of December 31, 2010, $0.2 million has been paid to Vishay Intertechnology for transition services.

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

2011	$152
2012	152
2013	152
2014	152
2015	75
Thereafter	-

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

2011	$39
2012	39
2013	39
2014	39
2015	9
Thereafter	-

Supply Agreements

After the spin-off, VPG and Vishay Intertechnology each will require certain products manufactured by the other for manufacture and sale of its respective products. VPG and Vishay Intertechnology have entered into multiple supply agreements pursuant to which one party will be obligated to supply to the other certain products described in the supply agreements, up to a maximum aggregate quantity for each product, at pricing set forth in the supply agreements. The term of each supply agreement is perpetual unless sooner terminated. Either party may terminate the supply agreement at any time upon written notice to the other party at least one year prior to the requested date of termination. The parties will negotiate in good faith as to the pricing for each product on an annual basis taking into account ascertainable market inputs. The purchase price of products purchased annually from Vishay Intertechnology is not considered material.

Note 4 – Acquisition Activities

We have a vertical product integration strategy to grow our weighing modules and control systems business and to promote our sophisticated products that integrate the precision measurement components that we design and produce.

In pricing an acquisition, the Company focuses primarily on the target’s revenues and customer base, the strategic fit of the target’s product line with the Company’s existing product offerings (particularly how the target’s products fit into the Company’s vertical product integration strategy), opportunities for cost-cutting and integration with the Company’s existing operations and production, and other post-acquisition synergies, rather than on the target’s assets, such as its property, equipment, and inventory. As a result, the fair value of the acquired assets may correspond to a relatively smaller portion of the acquisition price, with the Company recording a substantial amount of goodwill related to the acquisition (see Note 5).

Year ended December 31, 2008

The Company made two acquisitions during the year ended December 31, 2008.

Acquisition of Partner’s Interest in India Joint Venture

On June 30, 2008, in the Company’s fiscal third quarter, the Company acquired its partner’s interest in a joint venture in India. VPG previously owned 49% of this entity, which is engaged in the manufacture and distribution of transducers. The entity has been renamed Vishay Transducers India Private Limited.

As a non-controlled investment, Vishay Transducers India Private Limited had been accounted for using the equity basis. Effective June 30, 2008, the Company began reporting this entity as a consolidated subsidiary, included in the Weighing Modules and Control Systems segment. The Company recognized revenues of $0.3 million during the year ended December 31, 2008, on sales to this affiliate, prior to acquiring control of this entity. The Company made purchases of $1.5 million during the year ended December 31, 2008 from this affiliate, prior to acquiring control of this entity.

The acquisition has been accounted for as a step-acquisition in accordance with then-applicable U.S. generally accepted accounting principles. Accordingly, the cost to acquire the partner’s 51% interest has been allocated on a pro rata basis to assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill, as follows (in thousands):

Working capital	$219
Property and equipment	495
Trade names	125
Completed technology	58
Non-competition agreements	5,000
Customer relationships	317
Other assets (liabilities), net	(1,850)
Pro rata share of identifiable assets	$4,364

Purchase price including direct costs of acquisition
and net of cash acquired	$9,598
Goodwill	$5,234

The intangible assets associated with this transaction are being amortized over weighted-average useful lives of 10 years.

Note 4 – Acquisition Activities (continued)

Acquisition of Partner’s Interest in India Joint Venture (continued)

The goodwill associated with this transaction is not deductible for income tax purposes. The goodwill associated with this transaction was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 5).

Acquisition of Powertron GmbH

On July 23, 2008, the Company acquired Powertron GmbH, a manufacturer of specialty precision resistors. For financial reporting purposes, the results of operations for Powertron have been included in the Foil Technology Products segment from July 23, 2008.

The acquisition has been accounted for under the purchase method of accounting in accordance with then applicable U.S. generally accepted accounting principles. Accordingly, the purchase price has been allocated as follows, to the assets acquired and liabilities assumed based on their fair values, with the excess being allocated to goodwill (in thousands):

Working capital	$(302)
Property and equipment	474
Trade names	59
Completed technology	110
Non-competition agreements	3,500
Customer relationships	903
Other assets (liabilities), net	37
Total identifiable assets	$4,781

Purchase price including direct costs of acquisition
and net of cash acquired	$14,674
Goodwill	$9,893

The non-competition agreements, trade names, completed technology, and customer relationships are being amortized over weighted-average useful lives of 5 years, 7 years, 10 years, and 15 years, respectively.

The goodwill associated with this transaction is not deductible for income tax purposes. The goodwill associated with this transaction was subsequently written off as part of the goodwill impairment charges recorded in 2008 (see Note 5).

Note 4 – Acquisition Activities (continued)

Pro forma Results

The unaudited pro forma results would have been as follows, assuming the acquisitions had occurred at the beginning of the period presented (in thousands):

Year ended
December 31,
2008
Pro forma net revenues	$245,313

Pro forma net earnings attributable to Parent	$(74,128)

The pro forma information reflects adjustments to depreciation based on the fair value of property and equipment acquired, adjustments to amortization based on the fair value of intangible assets, and related tax effects, as well as the inclusion of Vishay Transducers India, Ltd. in the combined and consolidated financial statements as a wholly owned subsidiary rather than an equity-method investment.

The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisitions occurred at the beginning of the periods presented.

Note 5 – Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. The Company performs its annual impairment test as of the first day of the fiscal fourth quarter. These impairment tests must be performed more frequently if there are triggering events.

ASC 350, Intangibles - Goodwill and Other, prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit and compares that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis (an income approach) and a comparable companies market multiple approach.

To measure the amount of the impairment, ASC 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

Prior to the spin-off, Vishay Intertechnology evaluated the goodwill associated with the Company as a separate reporting unit for ASC 350 evaluation purposes. For the purposes of the combined and consolidated financial statements presented on a stand-alone basis, we have evaluated our goodwill using our reporting units.

In light of a sustained decline in market capitalization for Vishay Intertechnology and its peer group companies, and other factors, Vishay Intertechnology determined that an interim impairment test was necessary as of the end of the second, third, and fourth fiscal quarters of 2008.

Note 5 – Goodwill and Other Intangible Assets (continued)

Based on Vishay Intertechnology’s interim impairment tests performed as of the end of the second, third, and fourth quarters of 2008, the Company performed retrospective goodwill impairment tests for its reporting units as of the end of the second, third, and fourth quarters of 2008.

After completing step one of the impairment tests as of June 28, 2008 and as of September 27, 2008, which was the date of our annual impairment test, the Company determined that the estimated fair value of its reporting units were greater than the book values of those units, and accordingly, no second step was required as of those dates.

Given the further deterioration of market conditions in the fourth quarter of 2008, an additional impairment test was performed as of December 31, 2008 (the end of the fourth fiscal quarter). After completing step one of the impairment test as of December 31, 2008, the Company determined that the estimated fair value of each of its reporting units was less than the net book values of those reporting units. This required the completion of the second step of the impairment evaluation. Upon completion of the step two analysis, the Company recorded impairment charges. Subsequent to recording these impairment charges, there was no remaining goodwill recorded on the combined and consolidated balance sheet.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate comparable companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, completed technology, trade names, in-process research and development, customer relationships, and certain property and equipment (valued at replacement costs).

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The goodwill impairment charge is noncash in nature and does not affect the Company’s liquidity, cash flows from operating activities, and will not have a material impact on future operations.

The changes in the carrying amounts of goodwill by segment for the year ended December 31, 2008 was as follows (in thousands):

	Foil Technology	Weighing Modules
	Products	& Control Systems	Total
Balance at December 31, 2007	$4,436	$81,580	$86,016
Goodwill acquired during the year	9,893	5,234	15,127
Impairment charges	(13,199)	(80,266)	(93,465)
Currency translation adjustments	(1,130)	(6,548)	(7,678)
Balance at December 31, 2008	$-	$-	$-

Note 5 – Goodwill and Other Intangible Assets (continued)

Other intangible assets were as follows (in thousands):

	December 31,
	2010	2009
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$4,038	$4,074
Customer relationships	6,603	6,638
Trade names	2,031	1,960
Non-competition agreements	15,594	14,904
	28,266	27,576
Accumulated amortization:
Patents and acquired technology	(2,443)	(2,198)
Customer relationships	(3,401)	(2,670)
Trade names	(1,264)	(964)
Non-competition agreements	(6,658)	(4,527)
	(13,766)	(10,359)
Net intangible assets subject to amortization	$14,500	$17,217

Intangible assets are subject to foreign currency translation. Amortization expense was $3.0 million, $3.0 million, and $2.4 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2011	$3,081
2012	2,891
2013	2,349
2014	1,940
2015	1,557

As part of certain acquisitions, the Company entered into non-competition agreements with certain employees, former employees, and owners of acquired companies. Some payments under these agreements are made over the non-competition period. At December 31, 2010 and 2009, the Company had liabilities of $1.8 million and $2.3 million, respectively, pursuant to these agreements.

Note 6 – Restructuring and Severance Costs

Restructuring and severance costs reflect the cost reduction programs implemented by the Company. These include the closing of facilities and the termination of employees. Restructuring and severance costs include one-time exit costs, severance benefits pursuant to an on-going benefit arrangement recognized, and related pension curtailment and settlement charges recognized. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expenses in future periods or to reverse part of the previously recorded charges. Asset write-downs are principally related to buildings and equipment that will not be used subsequent to the completion of restructuring plans presently being implemented, and cannot be sold for amounts in excess of carrying value.

The following table summarizes the Company’s restructuring programs during the years ended December 31, 2009 and 2008 (in thousands):

	Years ended December 31,
	2009	2008
Response to global recession	$2,048	$644
Closure of Breda, the Netherlands facility	-	5,705
Total restructuring expense	$2,048	$6,349

Restructuring Programs in Response to Global Economic Recession

In response to the economic downturn during the latter half of 2008 and 2009, the Company undertook significant measures to cut costs. This included a strict adaptation of manufacturing capacity to sellable volume and limiting the building of product for inventory. The Company incurred employee termination costs covering technical, production, administrative, and support employees located in nearly every country in which the Company operates.

The following table summarizes activity to date related to restructuring programs in response to the global economic recession (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Balance at December 31, 2008	$135	$-	$135	100
Restructuring and severance costs	1,602	446	2,048	199
Utilized	(1,696)	(330)	(2,026)	(299)
Foreign currency translation	(41)	16	(25)	-
Balance at December 31, 2009	$-	$132	$132	-
Utilized	-	(132)	(132)	-
Balance at December 31, 2010	$-	$-	$-	-

Note 6 – Restructuring and Severance Costs (continued)

Closure of Breda, the Netherlands Facility

During 2008, we announced the closure of our load cell manufacturing facility in Breda, the Netherlands, and transferred all manufacturing operations to Israel.

The following table summarizes activity to date related to the closure of the Breda facility (in thousands, except for number of employees):

				Employees
	Severance	Other		to be
	Costs	Exit Costs	Total	Terminated
Balance at December 31, 2008	$1,272	$46	$1,318	2
Utilized	(1,272)	(46)	(1,318)	(2)
Balance at December 31, 2009	$-	$-	$-	-

Note 7 – Income Taxes

Income (loss) before taxes consists of the following components (in thousands):

	Years ended December 31,
	2010	2009	2008
Domestic	$8,165	$6,365	$(7,474)
Foreign	10,348	413	(60,952)
	$18,513	$6,778	$(68,426)

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$3,311	$837	$3,027
State and local	837	320	692
Foreign	4,593	3,761	5,132
	8,741	4,918	8,851
Deferred:
Federal	(1,705)	950	(1,433)
State and local	(264)	183	(259)
Foreign	(2)	(994)	(1,470)
	(1,971)	139	(3,162)
Total income tax expense	$6,770	$5,057	$5,689

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Tax at statutory rate	$6,480	$2,372	$(23,949)
State income taxes, net of U.S. federal tax
benefit	373	214	454
Effect of foreign operations	2,060	2,307	(2,332)
US foreign tax credit	(2,546)	-	-
Goodwill impairment	-	-	31,797
Other	403	164	(281)
Total income tax expense	$6,770	$5,057	$5,689

Note 7 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Pension and other retiree obligations	$3,969	$3,404
Inventories	2,544	3,201
Net operating loss carryforwards	6,426	7,154
Tax credit carryforwards	1,424	102
Other accruals and reserves	3,899	2,068
Total gross deferred tax assets	18,262	15,929
Less valuation allowance	(7,357)	(7,002)
	10,905	8,927
Deferred tax liabilities:
Tax over book depreciation	398	1,357
Intangible assets other than goodwill	4,007	5,042
Other - net	-	15
Total gross deferred tax liabilities	4,405	6,414

Net deferred tax assets	$6,500	$2,513

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Income taxes that are presented in the combined and consolidated financial statements are calculated on a separate tax return basis, although our operations have historically been included in Vishay Intertechnology’s U.S. federal, certain state and foreign tax returns. Accordingly, our tax results are not necessarily indicative of future performance and do not necessarily reflect the results that we would have generated as an independent, publicly traded company for the periods presented prior to July 6, 2010. The Company recognized a deferred tax asset of $2.0 million relating to internal restructuring in preparation of the spin-off. The recognition of this deferred tax asset is reflected as a contribution from Vishay Intertechnology with the offset to capital in excess of par value.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain jurisdictional net operating loss carryforwards and other tax attributes. As of December 31, 2010 and 2009, the valuation allowance was $7.4 million and $7.0 million respectively. During the years ended December 31, 2010 and 2009, the Company increased its valuation allowance in the amount of $0.4 million and $2.7 million, respectively.

Note 7 – Income Taxes (continued)

At December 31, 2010, the Company had the following significant valuation allowances for tax purposes (in thousands):

Jurisdiction
Belgium	$421
Israel	5,106
Netherlands	489
Taiwan	222
UK	900

At December 31, 2010 and 2009, the Company had tax credit carryforwards of $1.4 million and $0.1 million, respectively. The primary component of the 2010 tax credit carryforward is a U.S. foreign tax credit of $1.4 million. The Company has evaluated its ability to utilize the existing U.S. foreign tax credit carryforward and believes that it is more likely than not to be recovered and requires no valuation allowance. The U.S. foreign tax credit carryforward is set to expire in year 2020.

At December 31, 2010, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

Jurisdiction		Expires
Belgium	$1,237	No expiration
Israel	19,838	No expiration
Netherlands	2,283	2016-2018
United Kingdom	2,993	No expiration

At December 31, 2010, no provision has been made for U.S. federal and state income taxes on approximately $81.2 million of foreign earnings, which the Company continues to expect to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation.

As part of the reorganization to effectuate the spin-off, $14.5 million of unremitted earnings were transferred to Vishay Intertechnology and affiliates.

Net income taxes paid were $2.7 million, $2.7 million and $11.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

Note 7 – Income Taxes (continued)

The Company took positions on its tax returns that may be challenged by domestic and foreign taxing authorities. Certain of these tax positions arose in the context of transactions involving the purchase, sale or exchange of businesses or assets. All such transactions were subject to substantial tax due diligence and planning, in which the underlying form, substance and structure of the transaction was evaluated. Although the Company believes it had support for the positions taken on these tax returns, the Company has recorded a liability for its best estimate of the probable loss on certain of these transactions.

These accruals for tax-related uncertainties are based on management’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

As a member of Vishay Intertechnology’s worldwide group, the Company has (and will continue to have following the spin-off) joint and several liability with Vishay Intertechnology to multiple tax authorities. However, under the terms of the Tax Matters Agreement, Vishay Intertechnology has agreed to assume this liability and any similar liability for U.S. federal, state or local and foreign income taxes that are determined on a separate company, consolidated, combined, unitary or similar basis for each taxable period in which VPG was a part of Vishay Intertechnology’s affiliated group.

Upon the effectiveness of the Tax Matters Agreement, Vishay Intertechnology is contractually obligated for any increase in contingent income tax liabilities recorded in connection with the Company’s uncertain tax positions previously taken by Vishay Intertechnology on its separate company, consolidated, combined, unitary or similar tax returns with respect to a VPG entity up to the date of the spin-off. As a result, at the date of the spin-off, the Company recorded a liability of $1.0 million (including accrued interest and penalties) related to these tax positions in other noncurrent liabilities with a corresponding offsetting receivable from Vishay Intertechnology recorded in other noncurrent assets.

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

Year ended
December 31,
2010
Balance at beginning of year	$-
Allocation of reserves from Vishay Intertechnology	914
Addition based on tax positions related to current year	42
Balance before indemnification receivable	956
Receivable from Vishay Intertechnology for indemnification	(914)
Balance at end of year	$42

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The liability balance as of December 31, 2010 does not include interest and penalties of $0.1 million, which is also reflected as part of the indemnification receivable.

Note 7 – Income Taxes (continued)

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon technical merits of the position, the total estimated unrecognized tax benefit that, if recognized at December 31, 2010, would affect the Company’s effective tax rate is approximately $1.0 million. The Company believes that it is unlikely that any of the unrecognized tax benefits will reverse within the next twelve months of the reporting date of the Company’s consolidated financial statements as a result of expiration of the statutes of limitations in certain jurisdictions.

The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in multiple U.S. state and local and foreign jurisdictions. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statutes of limitations ranging from 3 to 4 years. Additionally, the Company's foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 3 to 10 years.

Note 8 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009
Credit facility - revolving debt	$-	$-
Exchangeable unsecured notes, due 2102	9,958	-
Other debt	1,734	1,735
	11,692	1,735
Less current portion	-	184
	$11,692	$1,551

Credit Facility

On October 14, 2010, the Company entered into a Credit Agreement among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility (“Revolving Facility”) in an aggregate principal amount of $25.0 million with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”). The Revolving Facility terminates on October 14, 2013.

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

Note 8 – Long Term Debt (continued)

Credit Facility (continued)

The obligations under the Revolving Facility are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the Revolving Facility are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. There is a provision in the Credit Agreement that if the Company is in default of more than $1.5 million in debt elsewhere, which is not cured, the credit facility could default.

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants at December 31, 2010. The leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively. The Company expects to continue to be in compliance with these covenants based on current projections. If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

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

Exchangeable Unsecured Notes, due 2102

As described in Note 3, by reason of the spin-off, Vishay Intertechnology was required to take action so that the existing exchangeable notes of Vishay Intertechnology are deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc.

Based on the relative trading prices of Vishay Intertechnology and VPG common stock on the ten trading days following the spin-off, VPG assumed the liability for an aggregate $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes is December 13, 2102.

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

Note 8 – Long Term Debt (continued)

Other debt consists of debt held by VPG’s Japanese subsidiary.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2011	$-
2012	-
2013	-
2014	867
2015	144
Thereafter	10,681

Interest paid on third-party debt during the year ended December 31, 2010 was $0.1 million. Interest paid on third-party debt for the years ended December 31, 2009 and 2008 was not material.

Credit Lines

At December 31, 2010 and 2009, certain subsidiaries of the Company had committed and uncommitted short-term credit lines with various foreign banks aggregating approximately $0.9 million and $2.0 million, respectively. The outstanding balances related to these arrangements are presented as “Notes payable to banks” on the combined and consolidated balance sheet.

Note 9 – Stockholders’ Equity

Issuance of Stock of Vishay Precision Group, Inc.

On July 6, 2010, Vishay Intertechnology common stockholders of record as of June 25, 2010 (“Record Date”) received 1 share of VPG common stock for every 14 shares of Vishay Intertechnology common stock they held on the Record Date, and Vishay Intertechnology Class B common stockholders received 1 share of VPG Class B convertible common stock for every 14 shares of Vishay Intertechnology Class B common stock they held on the Record Date.

As a result of the spin-off, the Company issued 12,306,788 shares of common stock, par value $0.10, and 1,025,196 shares of Class B common stock, par value $0.10.

The Company’s Class B convertible common stock carries ten votes per share. The common stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the common stock is freely transferable. Class B shares are convertible on a one-for-one basis at any time into shares of common stock. Transfers of Class B shares other than to permitted transferees result in the automatic conversion of the Class B shares into common stock.

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. As noted above, the Company is restricted from paying cash dividends. Stock dividends or distributions on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.

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

Note 9 – Stockholders’ Equity (continued)

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

Note 10 – Additional Financial Statement Information

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Foreign exchange (loss) gain	$(1,006)	$122	$2,470
Interest income	355	725	1,902
Income recognized on the equity method	-	-	444
Other	(277)	(133)	(36)
	$(928)	$714	$4,780

Other accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Restructuring	$-	$132
Goods received, not yet invoiced	2,861	877
Other	5,819	3,564
	$8,680	$4,573

Note 11 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	Ending
	Balance	Amount	Effect	Amount	Balance
December 31, 2008
Pension and other
postretirement actuarial items	$(714)	$55	$(29)	$26	$(688)
Reclassification adjustment for
recognition of actuarial items		(11)	4	(7)	(7)
Currency translation adjustment	2,067	(14,568)	-	(14,568)	(12,501)
	$1,353	$(14,524)	$(25)	$(14,549)	$(13,196)

December 31, 2009
Pension and other
postretirement actuarial items	$(695)	$(897)	$353	$(544)	$(1,239)
Reclassification adjustment for
recognition of actuarial items		76	(27)	49	49
Currency translation adjustment	(12,501)	4,523	-	4,523	(7,978)
	$(13,196)	$3,702	$326	$4,028	$(9,168)

December 31, 2010
Pension and other
postretirement actuarial items	$(1,190)	$(427)	$94	$(333)	$(1,523)
Reclassification adjustment for
recognition of actuarial items		60	(24)	36	36
Currency translation adjustment	(7,978)	(1,120)	-	(1,120)	(9,098)
	$(9,168)	$(1,487)	$70	$(1,417)	$(10,585)

Note 12 – Pensions and Other Postretirement Benefits

Defined Benefit Plans

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Prior to July 6, 2010, certain employees of VPG in the United States and the United Kingdom have historically participated in defined benefit pension and other postretirement plans sponsored by Vishay Intertechnology. The annual cost of the Vishay Intertechnology defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation, and accordingly, is reflected in the accompanying combined and consolidated statements of operations.

VPG assumed most of the obligations for employees in the United States and the United Kingdom that were employed by VPG after the spin-off, and accordingly, those obligations are included in VPG’s combined and consolidated balance sheets. An allocation of plan assets is also reflected in the disclosures below for the periods prior to July 6, 2010. Plan assets were transferred to VPG as of the spin-off and invested in money market funds and company-owned life insurance policies.

Vishay Intertechnology’s principal qualified U.S. pension plan, the Vishay Retirement Plan (“VRP”), was frozen effective January 1, 2009. Due to the freeze of the VRP, participants no longer accrue benefits. Given the frozen nature of the VRP, participants who became employees of VPG at the spin-off were terminated, vested participants of the VRP as of the spin-off date and Vishay Intertechnology retained the pension obligations.

Employees who participated in the Vishay Nonqualified Retirement Plan, who became employees of VPG at the spin-off, transferred into the newly created Vishay Precision Group Nonqualified Retirement Plan. The Vishay Nonqualified Retirement Plan was frozen effective January 1, 2009. Accordingly, the Vishay Precision Group Nonqualified Retirement Plan is also frozen; therefore, participants do not accrue benefits.

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The combined and consolidated balance sheets include these rabbi trust assets of $1.4 million at December 31, 2010 and an allocation of $1.2 million at December 31, 2009, which approximate the pension liability at those dates.

Note 12 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2010		December 31, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$14,358	$2,353	$11,508	$2,106
Service cost (adjusted for actual
employee contributions)	441	39	253	34
Interest cost	834	133	639	135
Plan transfers	2,662	151	-	-
Contributions by participants	62	-	61	-
Actuarial (gains) losses	106	43	1,269	247
Benefits paid	(368)	(193)	(326)	(169)
Currency translation	(413)	-	954	-
Benefit obligation at end of year	$17,682	$2,526	$14,358	$2,353

Change in plan assets:
Fair value of plan assets at beginning
of year	$8,674	$-	$6,640	$-
Actual return on plan assets	476	-	991	-
Plan transfers	489	-	-	-
Company contributions	921	-	684	-
Contributions by participants	62	-	61	-
Benefits paid	(368)	-	(326)	-
Currency translation	(274)	-	624	-
Fair value of plan assets at end of year	$9,980	$-	$8,674	$-
Funded status at end of year	$(7,702)	$(2,526)	$(5,684)	$(2,353)

Note 12 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the combined and consolidated balance sheet consist of the following pretax amounts (in thousands):

	December 31, 2010		December 31, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Accrued pension and other postretirement costs	$(7,702)	$(2,526)	$(5,684)	$(2,353)
Accumulated other comprehensive loss	1,693	499	1,444	380
	$(6,009)	$(2,027)	$(4,240)	$(1,973)

Actuarial items consist of the following (in thousands):

	December 31, 2010		December 31, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$1,680	$444	$1,444	$298
Unrecognized prior service cost	5	-	-	-
Unamortized transition obligation	8	55	-	82
	$1,693	$499	$1,444	$380

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2010	2009
Accumulated benefit obligation, all plans	$16,353	$13,575
Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$17,502	$14,240
Accumulated benefit obligation	16,277	13,516
Fair value of plan assets	9,857	8,575

Note 12 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2010		2009		2008
	Pension	OPEB	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$503	$39	$314	$34	$543	$34
Less employee
contributions	62	-	61	-	72	-
Net service cost	441	39	253	34	471	34
Interest cost	834	133	639	135	817	126
Expected return on
plan assets	(505)	-	(424)	-	(643)	-
Amortization of actuarial
losses (gains)	13	21	50	-	(39)	-
Amortization of
transition obligation	-	27	-	27	-	27
Net periodic benefit cost	$783	$220	$518	$196	$606	$187

See Note 11 for the pretax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2010, 2009, and 2008. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2011 approximate the amounts amortized in 2010.

The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2010		2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Discount rate	4.96%	5.75%	5.70%	5.75%
Rate of compensation increase	2.89%	0.00%	3.24%	0.00%

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2010 and 2009:

	2010		2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Discount rate	5.70%	5.75%	5.84%	6.25%
Rate of compensation increase	3.24%	0.00%	2.66%	0.00%
Expected return on plan assets	5.78%	0.00%	5.88%	0.00%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Note 12 – Pensions and Other Postretirement Benefits (continued)

The plan’s expected return on assets is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, advice from pension consultants and investment advisors, and current economic and capital market conditions.

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities.

Plan assets are comprised of:

	December 31, 2010		December 31, 2009
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Equity securities	51%	-	41%	-
Fixed income securities	32%	-	32%	-
Cash and cash equivalents	17%	-	27%	-
Total	100%	-	100%	-

Estimated future benefit payments are as follows (in thousands):

	Pension	OPEB
	Plans	Plans
2011	$331	$159
2012	404	141
2013	485	122
2014	506	110
2015	574	122
2016-2020	3,604	611

The Company anticipates making contributions to its pension and postretirement benefit plans of approximately $1.2 million during 2011.

Note 12 – Pensions and Other Postretirement Benefits (continued)

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2010 and 2009, the combined and consolidated balance sheets include $0.5 million and $2.5 million, respectively, within accrued pension and other postretirement costs related to these plans.

Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. Concurrent with the freezing of U.S. pension benefits effective January 1, 2009, the company-match percentage for affected employees was increased. The Company’s matching expense for the plans was $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. No material amounts are included in the combined and consolidated balance sheets related to unfunded 401(k) contributions.

Prior to July 6, 2010, certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying combined and consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. Vishay Intertechnology maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The combined and consolidated balance sheets include these rabbi trust assets of $2.6 million at December 31, 2010 and allocations of $2.3 million at December 31, 2009. Assets held in trust are intended to approximate VPG’s liability under this plan.

Note 13 – Share-Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (the “2010 program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At December 31, 2010, the Company had reserved 367,000 shares of common stock for future grant of equity awards, pursuant to the 2010 program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity–based awards they replaced. A large group of options expired approximately three months after the spin-off and were out of the money throughout existence.

The following table summarizes the Company’s stock option activity. Note that the activity presented for 2009 and 2008 represents the stock options held by VPG employees under the Vishay Intertechnology Stock Incentive plan. For 2010, the impact of the conversion of the Vishay Intertechnology options to VPG options is disclosed (number of options in thousands):

	Years ended December 31,
	2010		2009		2008
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	VPG	Exercise	Vishay	Exercise	Vishay	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding:
Beginning of year	102	$20.24	171	$18.26	170	$18.22
Conversion at spin-off *	(26)	-	-	-	-	-
Granted	-	-	-	-	6	8.98
Exercised	-	-	-	-	(5)	5.60
Cancelled/expired	(44)	33.37	(69)	15.33	-	-
End of year *	32	$18.03	102	$20.24	171	$18.26
Vested and
expected to vest	32		102		171
Exercisable:
End of year	20		79		141

* The weighted average grant date fair value of the stock options included in the line item “Conversion at spin-off” is equal to the weighted average grant date fair value of such stock options prior to the spin-off, as reduced by the spin-off adjustment. The weighted average grant date fair value of the stock options outstanding as of December 31, 2010 also reflects the decrease in the grant date fair value as a result of the spin-off adjustment.

Note 13 – Share-Based Compensation (continued)

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2010 (number of options in thousands):

Ranges of	Options			Options
Exercise Prices	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Options	Life	Price	Options	Price
$11.92 - $17.87	9	5.02	$14.90	7	$16.38
$18.92	19	6.16	18.92	9	18.92
$20.58	4	3.58	20.58	4	20.58
Total	32	5.48	$18.03	20	$18.53

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2010 or 2009. Options granted in 2008 had a weighted-average grant-date fair value of $5.04. The following weighted-average assumptions were incorporated into the model used to value the options granted in 2008:

Expected dividend yield	0.0%
Risk-free interest rate	3.6%
Expected volatility	58.3%
Expected life (in years)	7.2

The expected life of the options was estimated based on historical experience for a group of employees similar to the respective grantees. The expected volatility was estimated based on historical volatility of the Vishay Intertechnology stock price over a period equal to the expected life of the options.

The pretax aggregate intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of 2010 of $18.84 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 is not material. No options were exercised during the year ended December 31, 2010. The total intrinsic value of options exercised during the year ended December 31, 2009 and 2008 was also not material.

Restricted Stock Units

The VPG Board of Directors agreed to grant “founders’ equity” awards pursuant to the 2010 Plan to directors and executive officers. The fair value of the awards to directors is recognized over a three year vesting schedule. The fair value of the awards to the executive officers is vested at the end of the three year period. Each RSU entitles the recipient to receive a share of common stock when the RSU vests.

Note 13 – Share-Based Compensation (continued)

Restricted Stock Units (continued)

RSU activity for the year ended December 31, 2010 is presented below (number of RSUs in thousands):

	Number	Weighted
	of	Average
	VPG	Grant-date
	RSUs	Fair Value
Outstanding:
Beginning of year	-	$-
Granted	101	15.79
Exercised	-	-
Cancelled	-	-
End of year	101	$15.79

The weighted average remaining contractual term for the RSUs is 2.5 years. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSU’s based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

Restricted Stock Units (Performance Based)

VPG’s three executive officers will also be entitled to annual performance-based equity awards with an aggregate target grant-date fair value of $0.6 million. Performance criteria include measures of operating margin and EBITDA for the Company. Awards will vest in annual installments over four years. As of December 31, 2010, $0.1 million of compensation expense has been recorded for these awards, as the Company expects all performances based vesting criteria to be achieved.

The following table summarizes share-based compensation expense recognized. Note that 2009 and 2008 data and the first six months of 2010 represent the portion of the expense related to Vishay Intertechnology programs in which employees of VPG participated (in thousands):

	Years ended December 31,
	2010	2009	2008
Stock options	$32	$65	$66
Restricted stock units	174	51	-
Restricted stock units (performance based)	147	-	-
Other	44	19	57
Total	$397	$135	$123

Note 14 – Commitments, Contingencies, and Concentrations

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $3.5 million, $3.6 million, and $3.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments for operating leases (excluding related party leases as detailed in Note 3) with initial or remaining noncancelable lease terms in excess of one year are as follows (in thousands):

2011	$1,980
2012	1,337
2013	456
2014	277
2015	157
Thereafter	233

Litigation

From time to time, the Company is a party to various claims and lawsuits arising in the normal course of business. The Company is of the opinion that these litigations or claims will not have a material negative effect on its consolidated financial position, results of operations, or cash flows.

Executive Employment Agreements

The Company has employment agreements with its executive officers which outline base salary, incentive compensation, and equity-based compensation. The employment agreement with the Company’s President and Chief Executive Officer also provided for a special sign-on bonus of $0.4 million, which became payable on July 6, 2010, and is being ratably amortized to selling, general, and administrative expense over the initial term of his employment agreement. The Company’s President and Chief Executive Officer will be required to repay this bonus if he terminates his employment with VPG during the initial three-year term of his employment arrangement, except under certain circumstances. The employment agreements with the Company’s executive officers also provide for incremental compensation in the event of termination without cause or for good reason.

Sources of Supplies

Although most materials incorporated in the Company’s products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers.

Some of the most highly specialized materials for the Company’s sensors are sourced from a single vendor. The Company maintains a safety stock inventory of certain critical materials at its facilities.

Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility.

Purchase Commitments

The Company has various purchase commitments incidental to the ordinary conduct of business. Such commitments are at prices which are not in excess of current market prices.

Note 14 – Commitments, Contingencies, and Concentrations (continued)

Market Concentrations

No single customer comprises greater than 10% of net revenues.

The vast majority of the Company’s products are used in the broad industrial market, with selected uses in military/aerospace, automotive, and to much lesser extent, consumer products. Within the industrial segment, the Company’s products serve wide applications in the waste management, bulk hauling, logging, scale, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2010 and 2009, the Company had no significant concentrations of credit risk.

Geographic Concentration

The Company has significant manufacturing operations in Israel in order to benefit from that country’s tax abatement programs, lower wage rates, highly skilled labor force, and government-sponsored grants. Israeli incentive programs have contributed substantially to the growth and profitability of the Company. The Company might be materially and adversely affected if these incentive programs were no longer available to the Company or if events were to occur in the Middle East that materially interfered with the Company’s operations in Israel.

Note 15 –Segment and Geographic Data

VPG reports in two product segments: Foil Technology Products; and Weighing Modules and Control Systems. The Foil Technology Products reporting segment is comprised of the foil resistors and strain gage operating segments and the Weighing Modules and Control Systems reporting segment is comprised of the transducers/load cells and weighing systems operating segments.

VPG evaluates reporting segment performance based on operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to intrinsic operating results of VPG. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Reporting segment assets are the owned or allocated assets used by each segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products.

Note 15 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Weighing Modules	Foil Technology	Corporate/
	& Control Systems	Products	Other	Total
2010
Net third-party revenues	$105,967	$101,557	$-	$207,524
Intersegment revenues	84	1,873	(1,957)	-
Gross margin	28,738	48,390	-	77,128
Segment operating income (loss)	8,659	32,628	(21,456)	19,831
Depreciation expense	3,945	3,563	37	7,545
Capital expenditures	2,608	5,446	344	8,398
Total assets	141,430	86,918	20,365	248,713

2009
Net third-party revenues	$100,120	$71,871	$-	$171,991
Intersegment revenues	61	1,301	(1,362)	-
Gross margin	22,282	30,423	-	52,705
Segment operating income (loss)	4,066	18,444	(15,209)	7,301
Restructuring and severance costs	1,854	194	-	2,048
Depreciation expense	4,721	3,725	-	8,446
Capital expenditures	1,386	795	-	2,181
Total assets	115,187	94,592	-	209,779

2008
Net third-party revenues	$148,796	$92,904	$-	$241,700
Intersegment revenues	277	3,230	(3,507)	-
Gross margin	37,304	42,592	-	79,896
Segment operating income (loss)	12,821	27,749	(112,202)	(71,632)
Restructuring and severance costs	6,251	98	-	6,349
Impairment of goodwill	80,266	13,199	-	93,465
Depreciation expense	5,060	3,350	-	8,410
Capital expenditures	4,093	3,298	-	7,391
Total assets	153,491	101,372	-	254,863

Note 15 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Unallocated selling, general, and administrative expenses	$(21,456)	$(13,161)	$(12,388)
Restructuring and severance costs	-	(2,048)	(6,349)
Impairment of goodwill	-	-	(93,465)
	$(21,456)	$(15,209)	$(112,202)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):
	Years ended December 31,
Net Revenues	2010	2009	2008
United States	$77,130	$58,795	$80,449
United Kingdom	27,509	26,568	40,851
Other Europe	56,056	51,454	73,038
Israel	12,002	17,899	23,898
Asia	34,827	17,275	23,464
	$207,524	$171,991	$241,700

	December 31,
Property and Equipment - Net	2010	2009
United States	$6,729	$5,124
United Kingdom	6,026	6,434
Other Europe	958	1,026
Israel	16,952	17,162
Asia	15,872	14,715
Other	210	138
	$46,747	$44,599

Note 16 – Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 13), warrants (see Note 9), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2010	2009	2008
Numerator:

Numerator for basic earnings per share:
Net earnings (loss) attributable to VPG stockholders/parent	$11,706	$1,704	$(74,130)

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	13	-	-

Numerator for diluted earnings per share:
Net earnings (loss) attributable to VPG stockholders/parent	$11,719	$1,704	$(74,130)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,332	13,332	13,332

Effect of dilutive securities:
Exchangeable notes	441	-	-
Employee stock options	1	-	-
Restricted stock units	13	-	-
Dilutive potential common shares	455	-	-

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,787	13,332	13,332

Basic earnings (loss) per share attributable to VPG
stockholders/parent	$0.88	$0.13	$(5.56)

Diluted earnings (loss) per share attributable to VPG
stockholders/parent	$0.85	$0.13	$(5.56)

Note 16 – Earnings Per Share (continued)

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to December 31, 2009, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period. For the year ended December 31, 2010, the Company assumed that the dilutive securities were outstanding for the entire period, and therefore were included in the denominator of diluted earnings per share. See Note 9 for a discussion of shares of common stock and Class B common stock issued pursuant to the spin-off.

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2010	2009	2008
Exchangeable notes:
Exchangeable Unsecured Notes, due 2102	-	-	-
Weighted average employee stock options	-	-	-
Weighted average warrants	630	-	-
Weighted average other	-	-	-

Note 17 – Fair Value Measurements

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, for financial assets and liabilities as of January 1, 2008, and for nonfinancial assets and liabilities as of January 1, 2009. The adoption did not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2010:		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets held in rabbi trusts	$3,943	$778	$3,165	$-

Defined benefit pension plan assets
Equity securities	$5,121	$5,121	$-	$-
Fixed income securities	3,158	3,158	-	-
Cash and cash equivalents	1,701	1,701	-	-

As of December 31, 2009:		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets held in rabbi trusts	$3,515	$955	$2,560	$-

Defined benefit pension plan assets
Equity securities	$3,561	$3,561	$-	$-
Fixed income securities	2,748	2,748	-	-
Cash and cash equivalents	2,365	2,365	-	-

Note 17 – Fair Value Measurements (continued)

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2010 and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The Company maintains defined benefit retirement plans in certain of its subsidiaries. The assets of the plans are measured at fair value.

Equity securities held by the defined benefit retirement plans consist of equity securities that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the equity securities is considered a Level 1 measurement within the fair value hierarchy.

Fixed income securities held by the defined benefit retirement plans consist of government bonds and corporate notes that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the fixed income securities is considered a Level 1 measurement within the fair value hierarchy.

Cash held by the defined benefit retirement plans consists of deposits on account in various financial institutions. The carrying amount of the cash approximates its fair value.

The fair value of the long-term debt at December 31, 2010 is approximately $10.4 million. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The carrying amount of long-term debt at December 31, 2009 approximated its fair value.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the combined and consolidated balance sheets approximate their fair values.

Note 18 – Summary of Quarterly Financial information (Unaudited)

(in thousands, except per share
amounts)	2010 ( c )				2009 ( c )
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$48,175	$52,914	$51,608	$54,827	$43,705	$41,333	$40,105	$46,848
Gross profit	17,049	19,982	19,142	20,955	14,051	10,979	12,681	14,994
Operating income (loss)	3,841	6,152	4,785	5,053	2,548	(542)	2,236	3,059
Net earnings (loss)	1,803	4,066	2,630	3,244	596	(170)	518	777
Less: net earnings (loss) attributable to
noncontrolling interests	26	32	11	(32)	7	(54)	(4)	68
Net earnings (loss) attributable to VPG
stockholders/parent	1,776	4,035	2,619	3,276	589	(116)	522	709

Per Share Data: (a) (b)
Basic earnings per share	$0.13	$0.30	$0.20	$0.25	$0.04	$(0.01)	$0.04	$0.05
Diluted earnings per share	$0.13	$0.30	$0.19	$0.24	$0.04	$(0.01)	$0.04	$0.05

Certain Items Recorded
during the Quarters:
Restructuring and severance costs	$-	$-	$-	$-	$479	$1,390	$175	$4

(a)	For periods prior to July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic and diluted earnings per common share for periods presented prior to July 6, 2010, as no common stock of the Company existed prior to July 6, 2010.

(b)	Subsequent to July 6, 2010, the number of shares used to calculate basic earnings per share is based on the number of shares our common stock outstanding and diluted earnings per share takes into consideration the effects of any dilutive securities.

(c)	The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third and fourth quarters of 2010 ended on April 3rd, July 3rd, October 2nd and December 31st, respectively. The first, second, third and fourth quarters of 2009 ended on March 28th, June 27th, September 26th and December 31st, respectively.