Form 10-Q
period 2011-04-02
Vishay Precision Group, Inc.
filed 2011-05-11
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of May 11, 2011 the registrant had 12,314,620 shares of its common stock and 1,025,176 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
APRIL 2, 2011

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– April 2, 2011 (Unaudited) and December 31, 2010	3

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended April 2, 2011 and
		April 3, 2010	4

		Combined and Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Fiscal Quarters Ended April 2, 2011 and
		April 3, 2010	5

		Combined and Consolidated Condensed Statement of Equity (Unaudited)	6

		Notes to Combined and Consolidated Condensed Financial Statements
		(Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	37

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	38

	Item 1A.	Risk Factors	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 3.	Defaults Upon Senior Securities	38

	Item 4.	[Removed and Reserved]	38

	Item 5.	Other Information	38

	Item 6.	Exhibits	39

		SIGNATURES	40

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	April 2,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,135	$82,245
Accounts receivable, net	37,036	33,988

Raw materials	14,881	14,361
Work in process	16,127	15,360
Finished goods	18,052	18,616
Net Inventories	49,060	48,337

Deferred income taxes	4,115	4,022
Prepaid expenses and other current assets	7,665	5,540
Total current assets	177,011	174,132

Property and equipment, at cost
Land	2,034	1,991
Buildings and improvements	41,089	40,036
Machinery and equipment	70,181	68,566
Software	4,447	4,274
Projects in process	2,697	2,282
Accumulated depreciation	(72,480)	(70,402)
Net property and equipment	47,968	46,747

Intangible assets, net	13,971	14,500
Other assets	13,668	13,334
Total assets	$252,618	$248,713

Liabilities and equity
Current liabilities:
Notes payable to banks	$649	$85
Trade accounts payable	12,332	11,537
Payroll and related expenses	12,093	12,554
Other accrued expenses	7,926	8,680
Income taxes	2,087	4,847
Total current liabilities	35,087	37,703

Long-term debt	11,694	11,692
Deferred income taxes	4,226	4,212
Other liabilities	7,699	7,468
Accrued pension and other postretirement costs	10,819	10,708
Total liabilities	69,525	71,783

Commitments and contingencies

Equity:
Common stock	1,231	1,231
Class B convertible common stock	103	103
Capital in excess of par value	180,417	180,142
Retained earnings	9,187	5,894
Accumulated other comprehensive income (loss)	(8,046)	(10,585)
Total Vishay Precision Group, Inc. stockholders' equity	182,892	176,785
Noncontrolling interests	201	145
Total equity	183,093	176,930
Total liabilities and equity	$252,618	$248,713

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Net revenues	$59,525	$48,175
Costs of products sold	38,515	31,127
Gross profit	21,010	17,048

Selling, general, and administrative expenses	16,333	13,207
Operating income	4,677	3,841

Other income (expense):
Interest expense	(80)	(207)
Other	280	(4)
Other income (expense) - net	200	(211)

Income before taxes	4,877	3,630

Income tax expense	1,513	1,827

Net earnings	3,364	1,803
Less: net earnings attributable to
noncontrolling interests	71	27
Net earnings attributable to VPG stockholders/parent	$3,293	$1,776

Basic earnings per share attributable to VPG stockholders/parent	$0.25	$0.13

Diluted earnings per share attributable to VPG stockholders/parent	$0.24	$0.13

Weighted average shares outstanding - basic	13,340	13,332

Weighted average shares outstanding - diluted	13,809	13,332

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Operating activities
Net earnings	$3,364	$1,803
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	2,806	2,541
Loss (gain) on disposal of property and equipment	24	(3)
Share based compensation expense	226	58
Inventory write-offs for obsolescence	345	519
Other	(3,591)	2,046
Net changes in operating assets and liabilities:
Accounts receivable	(2,176)	(2,549)
Inventories	(559)	(2,170)
Prepaid expenses and other current assets	(2,096)	(844)
Trade accounts payable	583	1,275
Other current liabilities	(1,285)	2,181
Net cash (used in) provided by operating activities	(2,359)	4,857

Investing activities
Capital expenditures	(2,923)	(1,915)
Proceeds from sale of property and equipment	54	121
Net cash used in investing activities	(2,869)	(1,794)

Financing activities
Principal payments on long-term debt and capital leases	-	(114)
Net changes in short-term borrowings	560	(9)
Distributions to noncontrolling interests	(15)	(16)
Transactions with Vishay Intertechnology	-	16,023
Net cash provided by financing activities	545	15,884
Effect of exchange rate changes on cash and cash equivalents	1,573	(1,718)
(Decrease) increase in cash and cash equivalents	(3,110)	17,229

Cash and cash equivalents at beginning of period	82,245	63,192
Cash and cash equivalents at end of period	$79,135	$80,421

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands except share amounts)

					Accumulated
		Class B	Capital in		Other	Total VPG Inc.
	Common	Convertible	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2010	$1,231	$103	$180,142	$5,894	$(10,585)	$176,785	$145	$176,930
Net earnings	-	-	-	3,293	-	3,293	71	3,364
Foreign currency translation
adjustment	-	-	-	-	2,559	2,559	-	2,559
Pension and other postretirement
actuarial items (net of tax)	-	-	-	-	(20)	(20)	-	(20)
Comprehensive income						5,832	71	5,903
Share based compensation expense	-	-	147	-	-	147	-	147
Restricted stock
issuances (7,812 shares)	-	-	128	-	-	128	-	128
Conversion from Class B
to common stock (20 shares)	-	-	-	-	-	-	-	-
Distribution to
noncontrolling interests	-	-	-	-	-	-	(15)	(15)
Balance at April 2, 2011	$1,231	$103	$180,417	$9,187	$(8,046)	$182,892	$201	$183,093

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Unaudited Combined and Consolidated Condensed Financial Statements

Note 1 – Basis of Presentation

Background

On July 6, 2010, Vishay Intertechnology, Inc. (“Vishay Intertechnology”) completed the spin-off of Vishay Precision Group, Inc. (“VPG” or the “Company”) through a tax-free stock dividend to Vishay Intertechnology’s stockholders. See Note 2 to our combined and consolidated condensed financial statements.

VPG is an internationally recognized designer, manufacturer and marketer of sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements. The Company provides vertically integrated products and solutions that are all based upon its proprietary foil technology. These products are marketed under a variety of brand names that are characterized as having a very high level of precision and quality. The global operations enable the Company to produce a wide variety of products in strategically effective geographical locations that also optimize its resources for specific technologies, sensors, assemblies and systems. The Company reports in two segments: the Foil Technology Products segment and the Weighing Modules and Control Systems segment. The Foil Technology Products segment is comprised of ultra-high precision foil resistors and foil strain gages. This segment’s products are sold to third-party customers and are utilized in the manufacture of the vertically integrated modules and systems that comprise the Weighing Modules and Control Systems segment.

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

Before effecting the spin-off, all assets and liabilities associated with the precision measurement and foil resistor businesses of Vishay Intertechnology were contributed to VPG.

For periods prior to July 6, 2010, the combined and consolidated condensed statements of operations include all revenues and expenses directly attributable to VPG, including costs for facilities, functions, and services used by VPG at shared sites and costs for certain functions and services performed by centralized Vishay Intertechnology organizations outside of the defined scope of VPG and directly charged to VPG based on usage. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of VPG by centralized staff groups within Vishay Intertechnology, (ii) Vishay Intertechnology general corporate expenses, (iii) pension and other postemployment benefit costs, (iv) interest expense, and (v) current and deferred income taxes. See Note 2 for a description of the allocation methodologies utilized.

All of the allocations and estimates in the accompanying combined and consolidated condensed financial statements for periods prior to July 6, 2010, are based on assumptions that VPG and Vishay Intertechnology management believe are reasonable, and reasonably approximate the historical costs that VPG would have incurred as a separate entity for the same level of service or support. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if VPG had been operated as a separate entity.

Note 1 – Basis of Presentation (continued)

Carve-out Basis of Presentation (continued)

Since the spin-off, VPG is incurring incremental costs to both replace Vishay Intertechnology support and to allow VPG to function as an independent, publicly-traded company.

Actual costs incurred had VPG been a stand-alone company for periods prior to July 6, 2010, would have depended on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Following the spin-off, VPG is performing these functions using its own resources or purchasing these services.

Interim Financial Statements

These unaudited combined and consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, included in VPG’s Annual Report Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 24, 2011. The results of operations for the fiscal quarter ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2011 and 2010 end on the following dates:

	2011	2010
Quarter 1	April 2nd	April 3rd
Quarter 2	July 2nd	July 3rd
Quarter 3	October 1st	October 2nd
Quarter 4	December 31st	December 31st

Earnings Per Share

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to July 6, 2010, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period.

Note 2 – Related Party Transactions

Through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. While these transactions are not necessarily indicative of the terms VPG would have achieved had it been a separate entity, management believes they are reasonable.

Historically, VPG used the corporate services of Vishay Intertechnology to fulfill a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. Subsequent to the spin-off, VPG is an independent, publicly traded company, and is incurring additional costs associated with being an independent, publicly traded company. These additional costs are not reflected in VPG’s historical combined and consolidated condensed financial statements for periods prior to July 6, 2010.

Sales Organizations

Prior to the spin-off, a portion of VPG’s Foil Technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates through regionally-based legal entities. The third-party sales of these products are presented in the combined and consolidated condensed financial statements as if they were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $3.6 million for the fiscal quarter ended April 3, 2010.

The selling entities received selling commissions on these sales. Commission rates were set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $0.2 million for the fiscal quarter ended April 3, 2010.

The net cash generated by these transactions was retained by the Vishay Intertechnology selling entity and is presented in the combined and consolidated condensed statements of cash flows as a financing activity in the caption “Transactions with Vishay Intertechnology.”

These sales activities were transitioned to VPG’s dedicated sales forces effective June 1, 2010.

Shared Facilities

VPG and Vishay Intertechnology shared certain manufacturing and administrative sites. Costs were allocated based on relative usage of the respective facilities.

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Israel and one location in Japan, and leases space to Vishay Intertechnology. Vishay Intertechnology vacated the Israel facility during the first quarter of 2011. Vishay Intertechnology owns one location in Israel and one location in the United States, and leases space to VPG.

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated condensed financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. Amounts charged to the Company for these services were $0.4 million for the fiscal quarter ended April 3, 2010. VPG assumed the responsibility for these functions, either internally or by purchasing these services from third-party vendors, following the spin-off.

Note 2 – Related Party Transactions (continued)

Allocated Corporate Overhead Costs

Through July 6, 2010, the costs of certain services, including charges for services such as accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and risk management on a global basis, that were provided by the Vishay Intertechnology corporate office to VPG have been reflected in the combined and consolidated condensed financial statements as selling general and administrative expenses in the accompanying combined and consolidated condensed statements of operations.

The total amount of allocated costs was $0.6 million for the fiscal quarter ended April 3, 2010. These costs were allocated on the ratio of VPG’s revenues to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly traded company.

Interest Charges

As previously described, through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. Through July 6, 2010, the combined and consolidated condensed financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $0.2 million during the fiscal quarter ended April 3, 2010. Of this amount, $0.1 million was not historically charged by Vishay Intertechnology to VPG. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology after Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Transition Services Agreement

Under the terms of a transition services agreement dated July 6, 2010, Vishay Intertechnology agreed to provide to VPG, for a fee, specified support services for a period of up to 18 months after the spin-off. Vishay Intertechnology is providing to VPG certain information technology support services for the Company’s foil resistor business. The cost of the services under the transition services agreement is estimated to be less than $0.5 million in the aggregate. As of April 2, 2011, $0.3 million has been paid to Vishay Intertechnology for transition services.

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2011	$114
2012	152
2013	152
2014	152
2015	76
Thereafter	-

Note 2 – Related Party Transactions (continued)

Commitments, Contingencies, and Concentrations (continued)

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2011	$29
2012	39
2013	39
2014	39
2015	19
Thereafter	-

Supply Agreements

After the spin-off, VPG and Vishay Intertechnology each will require certain products manufactured by the other for manufacture and sale of its respective products. VPG and Vishay Intertechnology have entered into multiple supply agreements pursuant to which one party will be obligated to supply to the other certain products described in the supply agreements, up to a maximum aggregate quantity for each product, at pricing set forth in the supply agreements. The term of each supply agreement is perpetual unless sooner terminated. Either party may terminate the supply agreement at any time upon written notice to the other party at least one year prior to the requested date of termination. The parties will negotiate in good faith as to the pricing for each product on an annual basis taking into account ascertainable market inputs. The aggregate purchase price of products purchased from Vishay Intertechnology is not considered material.

Note 3 – Income Taxes

The effective tax rate for the three fiscal months ended April 2, 2011 was 31.0% versus 50.3% for the three fiscal months ended April 3, 2010. The lower effective tax rate in the current period compared to prior year quarter is a reflection of the favorable impact from the mix of earnings in low tax jurisdictions versus that of higher tax jurisdictions, slightly offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

Income taxes for VPG for the three fiscal months ended April 2, 2011 and April 3, 2010, as presented in these combined and consolidated condensed financial statements, are calculated on a separate tax return basis. VPG’s operations related to the fiscal quarter ended April 3, 2010 were included in Vishay Intertechnology’s U.S. federal and certain state tax returns and United Kingdom “group relief” available to entities under common control has been claimed. Vishay Intertechnology’s global tax model was developed based on its entire portfolio of businesses. Accordingly, tax results as presented for VPG for the period ended April 3, 2010, in these financial statements are not necessarily indicative of future performance and do not necessarily reflect the results that VPG would have generated as an independent, publicly traded company for the periods presented.

Prior to spin-off, certain dedicated entities had taxes payable to the local taxing authorities, but VPG did not maintain taxes payable to/from parent in those jurisdictions where the taxable incomes are combined or offset. Accordingly, VPG was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements were reflected as changes in parent net investment.

Note 3 – Income Taxes (continued)

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended April 2, 2011 and April 3, 2010 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company has joint and several liability with Vishay Intertechnology to multiple tax authorities. However, under the terms of the Tax Matters Agreement, Vishay Intertechnology has agreed to assume this liability and any similar liability for U.S. federal, state or local and foreign income taxes that are determined on a separate company, consolidated, combined, unitary or similar basis for each taxable period in which VPG was a part of Vishay Intertechnology’s affiliated group prior to July 6, 2010. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company does not anticipate that the liability for unrecognized tax benefits may be reduced within the next 12 months of the reporting date as a result of the expiration of the applicable statutes of limitations in certain jurisdictions.

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 2,	December 31,
	2011	2010
Credit facility - revolving debt	$-	$-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,736	1,734
	$11,694	$11,692

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

The obligations under the Revolving Facility are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the Revolving Facility are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. There is a provision in the Credit Agreement that if the Company is in default of more than $1.5 million in debt elsewhere, which is not cured, the credit facility could default.

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants at April 2, 2011 and December 31, 2010. The leverage ratio and fixed charges ratio were 0.4 to 1.0 and 42.8 to 1.0, respectively at April 2, 2011. The leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively at December 31, 2010. The Company expects to continue to be in compliance with these covenants based on current projections. If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

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

Note 4 – Long-Term Debt (continued)

Exchangeable Unsecured Notes, due 2102

By reason of the spin-off, Vishay Intertechnology was required to take action so that the existing exchangeable notes of Vishay Intertechnology were deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by VPG.

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

Other Debt

Other debt consists of debt held by VPG’s Japanese subsidiary.

Note 5 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Net earnings	$3,364	$1,803
Other comprehensive income (loss):
Foreign currency translation
adjustment	2,559	(3,119)
Pension and other postretirement
adjustments (net of tax)	(20)	56
Total other comprehensive income (loss)	2,539	(3,063)
Comprehensive income (loss)	5,903	(1,260)
Less: Comprehensive income
attributable to noncontrolling interests	71	27

Comprehensive income (loss) attributable
to VPG stockholders	$5,832	$(1,287)

Note 6 – Pension and Other Postretirement Benefits

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

VPG assumed most of the obligations for employees in the United States and the United Kingdom that were employed by VPG after the spin-off, and accordingly, those obligations are included in VPG’s consolidated condensed balance sheets. An allocation of plan assets is also reflected in the disclosures below for the periods prior to July 6, 2010. Plan assets were transferred to VPG as of the spin-off and invested in money market funds and company-owned life insurance policies.

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

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The consolidated condensed balance sheets include these rabbi trust assets of $1.4 million at April 2, 2011 and $1.4 million at December 31, 2010, which approximate the pension liability at those dates.

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	April 2, 2011		April 3, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$123	$10	$63	$9
Interest cost	223	35	205	34
Expected return on plan assets	(152)	-	(129)	-
Amortization of actuarial losses	1	12	3	8
Net periodic benefit cost	$195	$57	$142	$51

Note 6 – Pension and Other Postretirement Benefits (continued)

Other Retirement Obligations

Prior to July 6, 2010, certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying consolidated condensed balance sheets include a liability within other noncurrent liabilities related to these deferrals. Vishay Intertechnology maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The consolidated condensed balance sheets include these rabbi trust assets of $2.6 million at April 2, 2011 and $2.6 million at December 31, 2010. Assets held in trust are intended to approximate VPG’s liability under this plan.

Note 7 – Share Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (the “2010 Program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At April 2, 2011, the Company had reserved 327,000 shares of common stock for future grant of equity awards, pursuant to the 2010 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity–based awards they replaced. A large group of options expired approximately three months after the spin-off and were out-of-the-money throughout existence.

The following table summarizes the Company’s stock option activity (number of options in thousands):

	2011
			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
Balance at January 1, 2011	32	$18.03
Granted	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance at April 2, 2011	32	$18.03	5.23
Vested and
expected to vest	32	$18.03
Exercisable:
End of period	23	$18.58

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $15.98 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on April 2, 2011 is not material. No options were exercised during the fiscal quarter ended April 2, 2011.

Note 7 – Share Based Compensation (continued)

Restricted Stock Units

The VPG Board of Directors agreed to grant “founders’ equity” awards pursuant to the 2010 Program to directors and executive officers. The fair value of the awards to directors is recognized over a three year vesting schedule. The fair value of the awards to the executive officers is vested at the end of the three year period. Each RSU entitles the recipient to receive a share of common stock when the RSU vests. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

VPG’s three executive officers are also entitled to annual performance-based equity awards. Performance criteria include measures of operating margin and EBITDA for the Company. If the performance criteria are met, the RSUs are granted, and thereafter the RSUs vest 25% on the date of grant and the balance in annual installments over the three subsequent years. The 2010 awards have an aggregate target grant date fair value of $0.6 million. All performance goals were met for the 2010 awards resulting in the granting of 36,000 RSUs on March 15, 2011. One quarter of the award vested on that date. The remaining portion of the RSUs will vest over the next three years. The 2011 awards have an aggregate target grant date fair value of $0.7 million. The performance criteria have not yet been met for the 2011 awards, therefore no RSUs have been granted as of April 2, 2011. The Company recognizes compensation cost for RSUs that are expected to vest, and expects performance criteria to be met.

VPG’s chief executive officer was granted 4,000 RSUs at a grant-date fair value of $11.53. These awards vest over three years, beginning on May 28, 2011.

RSU activity as of April 2, 2011 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2011	101	$15.79
Granted	40	16.26
Vested	(9)	16.76
Cancelled	-	-
Balance at April 2, 2011	132	$15.87

Note 7 – Share Based Compensation (continued)

Share based Compensation Expense

The following table summarizes share based compensation expense recognized (in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Stock options	$5	$10
Restricted stock units	142	4
Restricted stock units (performance based)	79	-
Other	-	44
Total	$226	$58

Note 8 – Segment Information

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

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Net third-party revenues:
Foil Technology Products	$28,178	$23,897
Weighing Modules & Control Systems	31,347	24,278
Total	$59,525	$48,175

Gross profit:
Foil Technology Products	$12,472	$11,932
Weighing Modules & Control Systems	8,538	5,116
Total	$21,010	$17,048

Segment operating income (loss):
Foil Technology Products	$7,943	$8,236
Weighing Modules & Control Systems	2,927	(158)
Unallocated G&A expenses	(6,193)	(4,237)
Combined consolidated and condensed operating income	$4,677	$3,841

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Weighing Modules and Control Systems segment were $0.6 million and $0.4 million during the fiscal quarters ended April 2, 2011 and April 3, 2010, respectively.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders/parent	$3,293	$1,776

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	5	-

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders/parent	$3,298	$1,776

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,340	13,332

Effect of dilutive securities:
Exchangeable notes	441	-
Employee stock options	1	-
Restricted stock units	27	-
Dilutive potential common shares	469	-

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,809	13,332

Basic earnings per share attributable to VPG
stockholders/parent	$0.25	$0.13

Diluted earnings per share attributable to VPG
stockholders/parent	$0.24	$0.13

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to July 6, 2010, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period.

Note 9 – Earnings Per Share (continued)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Exchangeable notes:
Exchangeable Unsecured Notes, due 2102	-	-
Weighted average employee stock options	-	-
Weighted average warrants	630	-
Weighted average other	-	-

Note 10 – Additional Financial Statement Information

The caption “other” on the combined and consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Foreign exchange gain	$141	$46
Interest income	78	91
Other	61	(141)
	$280	$(4)

Other accrued expenses consist of the following (in thousands):

	April 2,	December 31,
	2011	2010
Goods received, not yet invoiced	$2,238	$2,861
Other	5,688	5,819
	$7,926	$8,680

Note 11 – Fair Value Measurements

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
April 2, 2011
Assets held in rabbi trusts	$4,051	$801	$3,250	$-

December 31, 2010
Assets held in rabbi trusts	$3,943	$778	$3,165	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at April 2, 2011 and December 31, 2010 and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt at April 2, 2011 and December 31, 2010, is approximately $9.1 million and $10.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the combined and consolidated balance sheets approximate their fair values.

Note 12 – Subsequent Event

Subsequent to the fiscal quarter ended April 2, 2011, the payment terms on the debt instrument in Japan were revised. At April 2, 2011 there was no reported current portion of the debt and the long term portion was payable over the years 2014 to 2017. The revised payment terms now reflect payment of the debt over the next 10 years with the first payment due in May 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

VPG is an internationally recognized designer, manufacturer and marketer of sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements. We provide vertically integrated products and solutions that are primarily based upon our proprietary foil technology. These products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographical locations that also optimize our resources for specific technologies, sensors, assemblies and systems. We report in two segments: the Foil Technology Products segment and the Weighing Modules and Control Systems segment. The Foil Technology Products segment is comprised of ultra-high precision foil resistors and foil strain gages. This segment’s products are sold to third-party customers and are utilized in the manufacture of the vertically integrated modules and systems that comprise our Weighing Modules and Control Systems segment.

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

The precision sensor market is being influenced by the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers (“OEMs”) strive to make products “smarter”, they are generally integrating more sensors to link the analog/physical world with digital control and/or response.

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

Net revenues for the fiscal quarter ended April 2, 2011 were $59.5 million versus $48.2 million for the comparable prior year period. Net earnings attributable to VPG stockholders/parent for the fiscal quarter ended April 2, 2011 were $3.3 million, or $0.24 per diluted share, versus $1.8 million, or $0.13 per diluted share, for the comparable prior year period.

The business environment at the beginning of the quarter was stable. In the latter part of the quarter, we saw an increase in orders and demand across all our product lines resulting in higher revenues, as compared to the prior year period. This growth came from both of our reportable segments which we believe reflects continued market recovery.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover.

Gross profit margin is computed as gross profit as a percentage of net revenues. Gross profit is generally net revenues less costs of products sold, but could also include certain other period costs. Gross profit margin is primarily a function of net revenues, but also reflects our cost-cutting programs and our ability to contain fixed costs.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the first quarter of 2010 and through the first quarter of 2011 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2010	2010	2010	2010	2011
Net revenues	$48,175	$52,914	$51,608	$54,827	$59,525

Gross profit margin	35.4%	37.8%	37.1%	38.2%	35.3%

End-of-period backlog	$36,200	$38,400	$42,200	$40,300	$47,100

Book-to-bill ratio	1.12	1.06	1.04	0.97	1.09

Inventory turnover	2.71	2.97	2.88	2.87	3.17

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

The recovery from the global economic recession, which began in the second half of 2009, continued during 2010 and into 2011. Net revenues have increased on a sequential basis due to an increase in demand in both segments, with the exception of the third quarter of 2010. The third quarter historically reflects a seasonal slowdown due to the European holidays. Gross margins in the first quarter of 2011 were impacted by product mix resulting in the slight variance from the comparable prior year period. The fluctuation sequentially, particularly from the fourth quarter of 2010 to the first quarter of 2011, was due to favorable adjustments booked in the fourth quarter of 2010 as follows: (1) an inventory revaluation adjustment, (2) a warranty reserve adjustment and (3) a physical inventory adjustment. These were one- time adjustments in that quarter, which therefore impact the comparability with the current quarter, as they are not recurring. The gross margins in the first quarter of 2011 were also negatively impacted by product mix and exchange rates.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the first quarter of 2010 and through the first quarter of 2011 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2010	2010	2010	2010	2011
Foil Technology Products
Net revenues	$23,897	$25,584	$25,557	$26,519	$28,178
Gross profit margin	49.9%	49.1%	45.2%	46.6%	44.3%
End-of-period backlog	$18,400	$19,400	$21,200	$20,500	$24,800
Book-to-bill ratio	1.16	1.05	1.04	0.98	1.13
Inventory turnover	3.58	3.73	3.81	3.56	3.71

Weighing Modules and
Control Systems
Net revenues	$24,278	$27,330	$26,051	$28,308	$31,347
Gross profit margin	21.1%	27.1%	29.2%	30.4%	27.2%
End-of-period backlog	$17,800	$19,000	$21,000	$19,800	$22,300
Book-to-bill ratio	1.08	1.07	1.04	0.97	1.06
Inventory turnover	2.36	2.62	2.42	2.53	2.88

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

We expect to continue our program of strategic acquisitions, particularly where opportunities present themselves to grow our Weighing Modules and Control Systems market segment. Upon completion of acquisitions, we seek to reduce selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies.

There is no assurance that we will be able to identify and acquire suitable acquisition candidates at price levels and on terms and conditions we consider acceptable.

Research and Development

Research and development will continue to play a key role in our efforts to introduce innovative products for new sales and to improve profitability. To that end, we expect to increase our R&D expenditures to fill our product development pipeline and lay the foundation for future sales growth. We expect to continue to expand our position as a leading supplier of resistive foil technology and sensor-based systems. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base and, ultimately, our financial performance.

Cost Management

To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-labor-cost countries to lower-labor-cost countries, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). This will enable us to become more efficient and cost competitive, while maintaining tighter control over operations.

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

These production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. However, these strategies to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A “Risk Factors” of our 2010 Annual Report on Form 10-K.

We did not initiate any new restructuring programs during 2010 or during the fiscal quarter ended April 2, 2011.

We are presently executing plans to further reduce our costs by consolidating additional manufacturing operations with our expansion into India. The plans will require us to incur restructuring and severance costs in future periods. However, after implementing these plans, we do not anticipate significant restructuring and severance costs for our business except in the context of acquisition integration.

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service or our ability to further develop products and processes.

Our operations in Japan were not significantly impacted by the March 2011 Sendai earthquake. Our site in Akita, Japan was shut down for only a few days and then resumed normal business operations. Management will continue to assess and ensure the safety and efficiency of our operations in Japan in an effort to manage costs and minimize disruption to our operations and customers.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the fiscal quarter ended April 2, 2011 have been unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Costs of products sold	64.7%	64.6%
Gross profit	35.3%	35.4%
Selling, general, and administrative expenses	27.4%	27.4%
Operating income	7.9%	8.0%
Income before taxes	8.2%	7.5%
Net earnings	5.7%	3.7%
Net earnings attributable to VPG stockholders/Parent	5.5%	3.7%
________
Effective tax rate	31.0%	50.3%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Net revenues	$59,525	$48,175
Change versus comparable
prior year period	$11,350
Percentage change versus
prior year period	23.6%

Changes in net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	23.5%
Change in average selling prices	-0.7%
Foreign currency effects	1.0%
Other	-0.2%
Net change	23.6%

During the fiscal quarter ended April 2, 2011, our sales volume increased in both of our reportable segments, which we believe reflects improving economic conditions. Our orders and demand across all product lines were on the rise towards the end of the quarter.

Gross Profit and Margins

Gross profit margin for the fiscal quarter ended April 2, 2011 was 35.3% as compared to 35.4% for the fiscal quarter ended April 3, 2010. Volume increases were offset by a decrease in average selling prices and higher manufacturing fixed costs.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Net revenues	$28,178	$23,897
Change versus comparable
prior year period	$4,281
Percentage change versus
prior year period	17.9%

Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	16.4%
Change in average selling prices	0.0%
Foreign currency effects	1.3%
Other	0.2%
Net change	17.9%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Gross margin percentage	44.3%	49.9%

The gross margin percentage decreased from the comparable prior year period largely due to labor inefficiencies and increased manufacturing fixed costs.

Weighing Modules and Control Systems

Net revenues of the Weighing Modules and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Net revenues	$31,347	$24,278
Change versus comparable
prior year period	$7,069
Percentage change versus
prior year period	29.1%

Changes in the Weighing Modules and Control Systems segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	30.6%
Change in average selling prices	-1.4%
Foreign currency effects	0.8%
Other	-0.9%
Net change	29.1%

Gross profit as a percentage of net revenues for the Weighing Modules and Control Systems segment were as follows:

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Gross margin percentage	27.2%	21.1%

The gross margin percentage increased from the comparable prior year period due to the increase in volume.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Total SG&A expenses	$16,333	$13,207
as a percentage of net revenues	27.4%	27.4%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs.

SG&A expenses for the fiscal quarter ended April 2, 2011 increased from the comparable prior year period, primarily due to increased personnel costs and fees incurred in connection with our transition to being an independent, publicly traded company.

Several items included in SG&A expenses impact the comparability of these amounts, as summarized below (in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010
Allocation of Vishay corporate overhead costs	$-	$618
Amortization of intangible assets	778	760
Net loss (gain) on sales of assets	24	(3)

Through the date of the spin-off, we had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of our business. While these transactions are not necessarily indicative of the terms we would have achieved had we been a separate entity, management believes they were reasonable. A description of these transactions and allocations is included in Note 2 to our combined and consolidated condensed financial statements.

Historically, we used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. As of the spin-off, we are an independent, publicly traded company and we incurred additional SG&A costs associated with being an independent, publicly traded company. These additional costs are not reflected in the historical combined and consolidated condensed financial statements.

Pursuant to the Transition Services Agreement, Vishay Intertechnology provides VPG certain information technology support services for our foil resistor business. The cost of the services under the transition services agreement is estimated to be less than $0.5 million in the aggregate. As of April 2, 2011, $0.3 million has been paid to Vishay Intertechnology for transition services.

Other Income (Expense)

Total interest expense for the fiscal quarter ended April 2, 2011 decreased by $0.1 million versus the comparable prior year period. Interest for the fiscal quarter ended April 2, 2011 consisted of interest on the exchangeable notes, our debt in Japan and the overdraft facility in India. Interest expense in the fiscal quarter ended April 3, 2010 was primarily associated with the net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spin-off is included in the combined and consolidated condensed financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded a foreign exchange gain of $0.1 million during the fiscal quarter ended April 2, 2011, a $0.1 million increase over the comparable prior year period.

The foreign exchange gain during the period is largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations.

The following table analyzes the components of the line “Other” on the combined and consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	April 2,	April 3,
	2011	2010	Change
Foreign exchange gain	$141	$46	$95
Interest income	78	91	(13)
Other	61	(141)	202
	$280	$(4)	$284

Income Taxes

The effective tax rate, based on earnings before income taxes, for the fiscal quarter ended April 2, 2011 was 31.0%, as compared to 50.3% for the comparable prior year quarter. The lower effective tax rate in the current period compared to prior year quarter is a reflection of the favorable impact due to the mix of earnings in low tax jurisdictions versus that of higher tax jurisdictions, slightly offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We give consideration to whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company's experience with loss carryforwards not expiring and tax planning alternatives, as the Company operates and derives income across multiple jurisdictions. We may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

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

Additional information about income taxes is included in Note 3 to our combined and consolidated condensed financial statements.

Financial Condition, Liquidity, and Capital Resources

At April 2, 2011 and December 31, 2010 we had significant cash balances and limited third-party debt. Prior to the spin-off, we had significant intercompany balances payable to Vishay Intertechnology and its affiliates.

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

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.7 million at April 2, 2011.

In 2010, we entered into a Credit Agreement among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at April 2, 2011 and December 31, 2010. Our leverage ratio and fixed charges ratio were 0.4 to 1.0 and 42.8 to 1.0, respectively at April 2, 2011. Our leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively at December 31, 2010. We expect to continue to be in compliance with these covenants based on current projections. If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. Our cash used in operating activities for the fiscal quarter ended April 2, 2011, however, was $2.4 million. The $2.4 million of cash used in operating activities primarily resulted from approximately $4.3 million in tax payments made during the quarter.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We historically have generated positive “free cash,” even in the recent recession However, the significant tax payments made during the quarter ended April 2, 2011 caused us to use cash in, rather than generate cash from operating activities; cash flow was further reduced by the increase in our capital spending. As a result, we did not generate “free cash” in the period presented. See additional discussion below regarding the planned increase in capital spending for 2011.

Approximately 89% and 86% of our cash and cash equivalents balance at April 2, 2011 and December 31, 2010, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The following table summarizes the components of net cash (debt) at April 2, 2011 and December 31, 2010 (in thousands):

	April 2,	December 31,
	2011	2010
Cash and cash equivalents	$79,135	$82,245

Third-party debt, including current and long-term:
Revolving credit facility	$-	$-
Third-party debt held by Japanese subsidiary	1,736	1,734
Exchangeable notes due 2102	9,958	9,958
Notes payable to banks	649	85
Total third-party debt	12,343	11,777

Net cash	$66,792	$70,468

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

Our financial condition as of April 2, 2011 is strong, with a current ratio (current assets to current liabilities) of 5.0 to 1, as compared to a ratio of 4.6 to 1 at December 31, 2010. The increase in the current ratio is primarily due to an increase in accounts receivable, inventory, and prepaid taxes, and decreases in payroll related liabilities, due to the payment of bonuses. These changes were partially offset by increases in accounts payable and other accrued liabilities.

Cash paid for property and equipment for the fiscal quarter ended April 2, 2011 was $2.9 million as compared to $1.9 million in the comparable prior year period. This reflects our previously announced increase in capital spending for 2011. Capital expenditures for 2011 are primarily required to: (1) construct a new manufacturing facility in India that will consolidate the majority of our existing manufacturing capacity in the Weighing Modules and Control Systems segment into a low-labor-rate facility; (2) facilitate a new manufacturing line that will begin producing a new product offering in the Foil Technology Products segment; and (3) maintain our business systems and facilities.

Contractual Commitments

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 24, 2011 includes a table of contractual commitments as of December 31, 2010. There were no material changes to these commitments during the fiscal quarter ended April 2, 2011, except as follows:
  in connection with the construction of the new manufacturing facility in India, we have entered into construction contract with a general contractor totaling approximately $7.9 million, which will be paid in the current year; and

  as disclosed in Note 12, we had a revision in the payment terms on our debt in Japan, which is now payable over the next 10 years beginning in May of 2011.
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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, unexpected costs or difficulties related to our recent spin-off and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as labor unrest or legal challenges to our lay-off or termination plans, underutilization of production facilities in lower-labor-cost countries, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 24, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Items 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 24, 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 24, 2011.

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

Date: May 11, 2011