Form 10-Q
period 2011-07-02
Vishay Precision Group, Inc.
filed 2011-08-10
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 10, 2011 the registrant had 12,320,618 shares of its common stock and 1,025,176 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
JULY 2, 2011

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– July 2, 2011 (Unaudited) and December 31, 2010	3

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended July 2, 2011 and
		July 3, 2010	5

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Six Fiscal Months Ended July 2, 2011 and
		July 3, 2010	6

		Combined and Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Six Fiscal Months Ended July 2, 2011 and
		July 3, 2010	7

		Consolidated Condensed Statement of Equity (Unaudited)	8

		Notes to Combined and Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	39

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	[Removed and Reserved]	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

		SIGNATURES	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	July 2,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,943	$82,245
Accounts receivable, net	38,710	33,988
Inventories:
Raw materials	15,252	14,361
Work in process	15,447	15,360
Finished goods	18,477	18,616
Total inventories	49,176	48,337

Deferred income taxes	4,154	4,022
Prepaid expenses and other current assets	8,657	5,540
Total current assets	180,640	174,132

Property and equipment, at cost
Land	2,679	1,991
Buildings and improvements	41,634	40,036
Machinery and equipment	70,870	68,566
Software	4,458	4,274
Projects in process	2,919	2,282
Accumulated depreciation	(74,325)	(70,402)
Net property and equipment	48,235	46,747

Intangible assets, net	13,257	14,500
Other assets	13,490	13,334
Total assets	$255,622	$248,713

Continues on following page

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	July 2,	December 31,
	2011	2010
	(Unaudited)
Liabilities and equity
Current liabilities:
Notes payable to banks	$735	$85
Trade accounts payable	12,522	11,537
Payroll and related expenses	11,155	12,554
Other accrued expenses	7,434	8,680
Income taxes	2,601	4,847
Current portion of long-term debt	178	-
Total current liabilities	34,625	37,703

Long-term debt	11,495	11,692
Deferred income taxes	4,210	4,212
Other liabilities	7,780	7,468
Accrued pension and other postretirement costs	10,778	10,708
Total liabilities	68,888	71,783

Commitments and contingencies

Equity:
Common stock	1,231	1,231
Class B convertible common stock	103	103
Capital in excess of par value	180,585	180,142
Retained earnings	12,170	5,894
Accumulated other comprehensive income (loss)	(7,598)	(10,585)
Total Vishay Precision Group, Inc. stockholders' equity	186,491	176,785
Noncontrolling interests	243	145
Total equity	186,734	176,930
Total liabilities and equity	$255,622	$248,713

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	July 2,	July 3,
	2011	2010
Net revenues	$62,133	$52,914
Costs of products sold	40,043	32,932
Gross profit	22,090	19,982

Selling, general, and administrative expenses	17,083	13,831
Operating income	5,007	6,151

Other income (expense):
Interest expense	(77)	(109)
Other	(146)	44
Other income (expense) - net	(223)	(65)

Income before taxes	4,784	6,086

Income tax expense	1,759	2,019

Net earnings	3,025	4,067
Less: net earnings attributable to
noncontrolling interests	42	32
Net earnings attributable to VPG stockholders/parent	$2,983	$4,035

Basic earnings per share attributable to VPG stockholders/parent	$0.22	$0.30

Diluted earnings per share attributable to VPG stockholders/parent	$0.22	$0.30

Weighted average shares outstanding - basic	13,341	13,332

Weighted average shares outstanding - diluted	13,820	13,332

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 2,	July 3,
	2011	2010
Net revenues	$121,658	$101,089
Costs of products sold	78,558	64,059
Gross profit	43,100	37,030

Selling, general, and administrative expenses	33,416	27,038
Operating income	9,684	9,992

Other income (expense):
Interest expense	(157)	(316)
Other	134	40
Other income (expense) - net	(23)	(276)

Income before taxes	9,661	9,716

Income tax expense	3,272	3,846

Net earnings	6,389	5,870
Less: net earnings attributable to
noncontrolling interests	113	59
Net earnings attributable to VPG stockholders/parent	$6,276	$5,811

Basic earnings per share attributable to VPG stockholders/parent	$0.47	$0.44

Diluted earnings per share attributable to VPG stockholders/parent	$0.46	$0.44

Weighted average shares outstanding - basic	13,340	13,332

Weighted average shares outstanding - diluted	13,815	13,332

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 2,	July 3,
	2011	2010
Operating activities
Net earnings	$6,389	$5,870
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	5,612	5,989
Loss (gain) on disposal of property and equipment	28	(7)
Share based compensation expense	476	72
Inventory write-offs for obsolescence	965	676
Other	(3,181)	3,175

Net changes in operating assets and liabilities:
Accounts receivable	(3,698)	(9,822)
Inventories	(1,256)	(1,659)
Prepaid expenses and other current assets	(3,089)	(1,089)
Trade accounts payable	766	1,488
Other current liabilities	(2,743)	4,698
Net cash provided by operating activities	269	9,391

Investing activities
Capital expenditures	(5,098)	(3,884)
Proceeds from sale of property and equipment	134	128
Net cash used in investing activities	(4,964)	(3,756)

Financing activities
Principal payments on long-term debt and capital leases	(45)	(129)
Net changes in short-term borrowings	652	521
Distributions to noncontrolling interests	(15)	(16)
Transactions with Vishay Intertechnology	-	4,695
Net cash provided by financing activities	592	5,071
Effect of exchange rate changes on cash and cash equivalents	1,801	(2,919)
(Decrease) increase in cash and cash equivalents	(2,302)	7,787

Cash and cash equivalents at beginning of period	82,245	63,192
Cash and cash equivalents at end of period	$79,943	$70,979

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands except share amounts)

		Class B			Accumulated
		Convertible	Capital in		Other	Total VPG Inc.
	Common	Common	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2010	$1,231	$103	$180,142	$5,894	$(10,585)	$176,785	$145	$176,930
Net earnings	-	-	-	6,276	-	6,276	113	6,389
Foreign currency
translation adjustment	-	-	-	-	2,989	2,989	-	2,989
Pension and other postretirement
actuarial items (net of tax)	-	-	-	-	(2)	(2)	-	(2)
Comprehensive income						9,263	113	9,376

Share based compensation expense	-	-	301	-	-	301	-	301
Restricted stock
issuances (9,067 shares)	-	-	142	-	-	142	-	142
Conversion from Class B
to common stock (20 shares)	-	-	-	-	-	-	-	-
Distribution to
noncontrolling interests	-	-	-	-	-	-	(15)	(15)
Balance at July 2, 2011	$1,231	$103	$180,585	$12,170	$(7,598)	$186,491	$243	$186,734

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

Note 1 – Basis of Presentation (continued)

Carve-out Basis of Presentation (continued)

Since the spin-off, VPG is incurring incremental costs both to replace Vishay Intertechnology support and to function as an independent, publicly-traded company.

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

Interim Financial Statements

These unaudited combined and consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, included in VPG’s Annual Report Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 24, 2011. The results of operations for the fiscal quarter and six fiscal months ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The Accounting Standards Update (“ASU”) requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The ASU is effective for the Company for interim and annual periods beginning after January 1, 2012. The adoption of the ASU is not expected to have any effect on the Company’s financial position, results of operations, or liquidity.

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

Sales Organizations

Prior to the spin-off, a portion of VPG’s Foil Technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates through regionally-based legal entities. The third-party sales of these products are presented in the combined and consolidated condensed financial statements as if they were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $3.0 million and $6.6 million for the fiscal quarter and six fiscal months ended July 3, 2010, respectively.

The selling entities received selling commissions on these sales. Commission rates were set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $0.1 million and $0.3 million for the fiscal quarter and six fiscal months ended July 3, 2010, respectively.

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

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Israel and one location in Japan, at which it initially leased space to Vishay Intertechnology. Vishay Intertechnology vacated the Israel facility during the first quarter of 2011 but continues to lease space from VPG in Japan. Vishay Intertechnology owns one location in Israel and one location in the United States, at which it leases space to VPG.

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated condensed financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. Amounts charged to the Company for these services were $0.7 million and $1.1 million for the fiscal quarter and six fiscal months ended July 3, 2010, respectively. VPG assumed the responsibility for these functions, either internally or by purchasing these services from third-party vendors, following the spin-off.

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

The total amount of allocated costs was $0.5 million and $1.1 million for the fiscal quarter and six fiscal months ended July 3, 2010, respectively. These costs were allocated to VPG on the ratio of revenues attributed to the VPG business to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly traded company.

Interest Charges

As previously described, through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. Through July 6, 2010, the combined and consolidated condensed financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $0.1 million and $0.3 million during the fiscal quarter and six fiscal months ended July 3, 2010. Of these amounts, $0.1 million and $0.2 million during the fiscal quarter and six fiscal months ended July 3, 2010, respectively, was not historically charged by Vishay Intertechnology to VPG. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology After Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Transition Services Agreement

Under the terms of a transition services agreement dated July 6, 2010, Vishay Intertechnology agreed to provide to VPG, for a fee, specified support services for a period of up to 18 months after the spin-off. Under this agreement, Vishay Intertechnology continues to provide to VPG certain information technology support services for the Company’s foil resistor business. The cost of the services under the transition services agreement is estimated to be less than $0.5 million in the aggregate. As of July 2, 2011, $0.4 million has been paid to Vishay Intertechnology for transition services.

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2011	$76
2012	152
2013	152
2014	152
2015	76
Thereafter	-

Note 2 – Related Party Transactions (continued)

Commitments, Contingencies, and Concentrations (continued)

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2011	$19
2012	39
2013	39
2014	39
2015	19
Thereafter	-

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

Note 3 – Income Taxes

The effective tax rate for the fiscal quarter ended July 2, 2011 was 36.8% versus 33.2 % for the fiscal quarter ended July 3, 2010. The higher effective tax rate in the current quarter compared to prior year quarter is a reflection of the unfavorable impact from the mix of earnings and the inability to record a tax benefit on certain loss making entities. The effective tax rate for the six fiscal months ended July 2, 2011 was 33.9% versus 39.6% for the six fiscal months ended July 3, 2010. The lower effective tax rate in the current year period compared to prior year period is a reflection of the favorable impact from the mix of earnings in low tax jurisdictions versus that of higher tax jurisdictions, slightly offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

Income taxes for VPG for the fiscal quarter and six fiscal months ended July 2, 2011 and July 3, 2010, as presented in these combined and consolidated condensed financial statements, are calculated on a separate tax return basis. VPG’s operations related to the six fiscal months ended July 3, 2010 were included in Vishay Intertechnology’s U.S. federal and certain state tax returns and United Kingdom “group relief” available to entities under common control has been claimed. Vishay Intertechnology’s global tax model was developed based on its entire portfolio of businesses. Accordingly, tax results as presented for VPG for the six fiscal months ended July 3, 2010, in these financial statements are not necessarily indicative of future performance and do not necessarily reflect the results that VPG would have generated as an independent, publicly traded company for the period presented.

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

Note 3 – Income Taxes (continued)

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended July 2, 2011 and July 3, 2010 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. The Company has joint and several liability with Vishay Intertechnology to multiple tax authorities up through the spin-off date. However, under the terms of the Tax Matters Agreement, Vishay Intertechnology has agreed to assume this liability and any similar liability for U.S. federal, state or local and foreign income taxes that are determined on a separate company, consolidated, combined, unitary or similar basis for each taxable period in which VPG was a part of Vishay Intertechnology’s affiliated group prior to July 6, 2010. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates $0.6 million to $0.8 million of unrecognized tax benefits to be reversed within the next twelve months of the reporting date due to the expiration of statute of limitations in certain jurisdictions. This reversal will not have an impact to tax expense as the unrecognized tax benefits are a part of the indemnification from Vishay Intertechnology.

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 2,	December 31,
	2011	2010
Credit facility - revolving debt	$-	$-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,715	1,734
	11,673	11,692

Less current portion	178	-
	$11,495	$11,692

Note 4 – Long-Term Debt (continued)

Credit Facility

On October 14, 2010, the Company entered into a Credit Agreement (“Credit Agreement”) among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility (“Revolving Facility”) in an aggregate principal amount of $25.0 million with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”). The Revolving Facility terminates on October 14, 2013.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants at July 2, 2011 and December 31, 2010. The leverage ratio and fixed charges ratio were 0.4 to 1.0 and 40.2 to 1.0, respectively at July 2, 2011. The leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively at December 31, 2010. The Company expects to continue to be in compliance with these covenants based on current projections. If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

The Credit Agreement is structured to permit the Company to enter into a second secured revolving credit facility of up to a maximum principal amount not to exceed $15.0 million (or the equivalent thereof in Israeli shekels to be determined at the time the facility is entered into), on terms and conditions reasonably satisfactory to the Agent and secured separately by assets of the Company’s subsidiaries based primarily in Israel.

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

Other Debt

Other debt consists of debt held by VPG’s Japanese subsidiary. The subsidiary had a revision in the payment terms on this debt, which is now payable monthly over the next 10 years beginning in April of 2011.

Note 5 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net earnings	$3,025	$4,067	$6,389	$5,870
Other comprehensive income (loss):
Foreign currency translation
adjustment	430	(1,826)	2,989	(4,945)
Pension and other postretirement
adjustments (net of tax)	18	54	(2)	110
Total other comprehensive income (loss)	448	(1,772)	2,987	(4,835)
Comprehensive income	3,473	2,295	9,376	1,035
Less: Comprehensive income
attributable to noncontrolling interests	42	32	113	59

Comprehensive income attributable
to VPG stockholders	$3,431	$2,263	$9,263	$976

Note 6 – Pension and Other Postretirement Benefits

Defined Benefit Plans

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Prior to July 6, 2010, certain employees of VPG in the United States and the United Kingdom have participated in defined benefit pension and other postretirement plans sponsored by Vishay Intertechnology. The annual cost of the Vishay Intertechnology defined benefit plans was allocated to all of the participating businesses based upon a specific actuarial computation, and accordingly, is reflected in the accompanying combined and consolidated condensed statements of operations.

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

Vishay Intertechnology’s principal qualified U.S. pension plan, the Vishay Retirement Plan (“VRP”), was frozen effective January 1, 2009 and participants no longer accrue benefits. Given the frozen nature of the VRP, participants who became employees of VPG at the spin-off became terminated, vested participants of the VRP as of the spin-off date and Vishay Intertechnology retained the related pension obligations.

Employees who participated in the Vishay Nonqualified Retirement Plan who became employees of VPG at the spin-off transferred into the newly created Vishay Precision Group Nonqualified Retirement Plan. The Vishay Nonqualified Retirement Plan was frozen effective January 1, 2009. Accordingly, the Vishay Precision Group Nonqualified Retirement Plan is also frozen and participants do not continue to accrue benefits.

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The consolidated condensed balance sheets include these rabbi trust assets of $1.4 million at July 2, 2011 and $1.4 million at December 31, 2010, which approximate the pension liability at those dates.

Note 6 – Pension and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	July 2, 2011		July 3, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$125	$10	$61	$9
Interest cost	227	35	197	34
Expected return on plan assets	(154)	-	(124)	-
Amortization of actuarial losses	-	12	2	8
Net periodic benefit cost	$198	$57	$136	$51

	Six fiscal months ended		Six fiscal months ended
	July 2, 2011		July 3, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$248	$20	$124	$18
Interest cost	450	70	402	68
Expected return on plan assets	(306)	-	(253)	-
Amortization of actuarial losses	1	24	5	16
Net periodic benefit cost	$393	$114	$278	$102

Other Retirement Obligations

Prior to July 6, 2010, certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying consolidated condensed balance sheets include a liability within other noncurrent liabilities related to these deferrals. Vishay Intertechnology maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The consolidated condensed balance sheets include these rabbi trust assets of $2.6 million at July 2, 2011 and $2.6 million at December 31, 2010, which amounts approximate VPG’s liability under this plan at those dates.

Note 7 – Share Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended, the “2010 Program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At July 2, 2011, the Company had reserved 324,361 shares of common stock for future grant of equity awards, pursuant to the 2010 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity–based awards they replaced. A large group of options expired approximately three months after the spin-off and were out-of-the- money throughout their respective terms.

The following table summarizes the Company’s stock option activity (number of options in thousands):

	2011
			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
Balance at January 1, 2011	32	$18.03
Granted	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance at July 2, 2011	32	$18.03	4.98
Vested and
expected to vest	32	$18.03
Exercisable:
End of period	23	$18.58

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $17.05 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2011 is not material. No options were exercised during the fiscal quarter or six fiscal months ended July 2, 2011.

Note 7 – Share Based Compensation (continued)

Restricted Stock Units

The VPG Board of Directors agreed to grant “founders’ equity” awards pursuant to the 2010 Program to directors and executive officers. The fair value of the awards to directors is recognized over a three year vesting schedule. The fair value of the awards to the executive officers is vested on July 6, 2013. Each RSU entitles the recipient to receive a share of common stock when the RSU vests. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

On June 2, 2011, the VPG Board of Directors approved the issuance of 3,036 restricted stock units to the three independent board members and to the non-executive Chairman of the Board. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.

VPG’s three executive officers are entitled to annual performance-based equity awards. Performance criteria include measures of operating margin and EBITDA for the Company. In addition, for 2011, the chief technical officer has a number of personal objectives that must be achieved in order to receive his full bonus. If the performance criteria are met, the RSUs are granted, and thereafter the RSUs vest 25% on the date of grant and the balance in annual installments over the three subsequent years. The awards relating to 2010 performance have an aggregate target grant-date fair value of $0.6 million. All performance goals were met for the 2010 awards resulting in the granting of 35,949 RSUs on March 15, 2011. One quarter of the awards vested on that date. The remaining portion of the RSUs will vest ratably over the next three years. The awards with respect to 2011 performance have an aggregate target grant-date fair value of $0.7 million and will be determined and granted during the fiscal year ending December 31, 2012. The Company recognizes compensation cost for RSUs that are expected to vest, and expects performance criteria to be met.

VPG’s chief executive officer was granted 3,765 RSUs on March 15, 2011 at a grant-date fair value of $11.53. These awards vest in equal amounts on May 28, 2011, May 28, 2012, and May 28, 2013. These RSUs were granted in replacement of corresponding restricted stock units of Vishay Intertechnology that were cancelled in connection with the spin-off from Vishay Intertechnology.

RSU activity as of July 2, 2011 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2011	101	$15.79
Granted	43	16.40
Vested	(10)	16.12
Cancelled	-	-
Balance at July 2, 2011	134	$15.96

Note 7 – Share Based Compensation (continued)

Share based Compensation Expense

The following table summarizes share based compensation expense recognized (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Stock options	$5	$10	$10	$20
Restricted stock units	163	4	305	8
Restricted stock units (performance based)	82	-	161	-
Other	-	-	-	44
Total	$250	$14	$476	$72

Note 8 – Segment Information

VPG reports in two segments: Foil Technology Products segment and Weighing Modules and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistors and strain gage operating segments and the Weighing Modules and Control Systems reporting segment is comprised of the transducers/load cells and weighing systems operating segments.

VPG evaluates reporting segment performance based on operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to intrinsic operating results of VPG.

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net third-party revenues:
Foil Technology Products	$29,030	$25,584	$57,208	$49,481
Weighing Modules & Control Systems	33,103	27,330	64,450	51,608
Total	$62,133	$52,914	$121,658	$101,089

Gross profit:
Foil Technology Products	$13,356	$12,574	$25,828	$24,506
Weighing Modules & Control Systems	8,734	7,408	17,272	12,524
Total	$22,090	$19,982	$43,100	$37,030

Segment operating income (loss):
Foil Technology Products	$8,784	$8,749	$16,727	$16,985
Weighing Modules & Control Systems	2,920	2,122	5,846	1,964
Unallocated G&A expenses	(6,697)	(4,720)	(12,889)	(8,957)

Combined and consolidated condensed operating income	$5,007	$6,151	$9,684	$9,992

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Weighing Modules and Control Systems segment were $0.5 million and $0.5 million during the fiscal quarters ended July 2, 2011 and July 3, 2010, respectively, and $1.1 million and $0.9 million during the six fiscal months ended July 2, 2011 and July 3, 2010, respectively.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders/parent	$2,983	$4,035	$6,276	$5,811

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	5	-	10	-

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders/parent	$2,988	$4,035	$6,286	$5,811

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,341	13,332	13,340	13,332

Effect of dilutive securities:
Exchangeable notes	441	-	441	-
Employee stock options	1	-	1	-
Restricted stock units	37	-	33	-
Dilutive potential common shares	479	-	475	-

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,820	13,332	13,815	13,332

Basic earnings per share attributable to VPG
stockholders/parent	$0.22	$0.30	$0.47	$0.44

Diluted earnings per share attributable to VPG
stockholders/parent	$0.22	$0.30	$0.46	$0.44

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to July 6, 2010, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period.

Note 9 – Earnings Per Share (continued)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Exchangeable notes:
Exchangeable Unsecured Notes, due 2102	-	-	-	-
Weighted average employee stock options	-	-	-	-
Weighted average warrants	630	-	630	-
Weighted average other	-	-	-	-

Note 10 – Additional Financial Statement Information

The caption “other” on the combined and consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Foreign exchange (loss) gain	$(224)	$69	$(83)	$115
Interest income	93	81	171	172
Other	(15)	(106)	46	(247)
	$(146)	$44	$134	$40

Other accrued expenses consist of the following (in thousands):

	July 2,	December 31,
	2011	2010
Goods received, not yet invoiced	$1,687	$2,861
Other	5,747	5,819
	$7,434	$8,680

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
July 2, 2011
Assets held in rabbi trusts	$4,039	$802	$3,237	$-

December 31, 2010
Assets held in rabbi trusts	$3,943	$778	$3,165	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at July 2, 2011 and December 31, 2010 and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt at July 2, 2011 and December 31, 2010, is approximately $9.5 million and $10.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates.

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

VPG reports in two segments: Foil Technology Products segment and Weighing Modules and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistors and strain gage operating segments, which include strain gages, ultra-precision foil resistors, and current sensors. The Weighing Module and Control Systems reporting segment is comprised of the load cells and weighing systems operating segments, which include transducers/load cells, instruments, weighing modules, and complete systems for process control or on-board weighing applications.

Net revenues for the fiscal quarter ended July 2, 2011 were $62.1 million versus $52.9 million for the comparable prior year period. Net earnings attributable to VPG stockholders/parent for the fiscal quarter ended July 2, 2011 were $3.0 million, or $0.22 per diluted share, versus $4.0 million, or $0.30 per diluted share, for the comparable prior year period. The change in net earnings largely reflects an increase in selling, general and administrative expenses associated with operating as an independent, publicly traded company with global operations.

Net revenues for the six fiscal months ended July 2, 2011 were $121.7 million versus $101.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders/parent for the six fiscal months ended July 2, 2011 were $6.3 million, or $0.46 per diluted share, versus $5.8 million, or $0.44 per diluted share, for the comparable prior year period.

We have seen a steady increase in demand for our products over the first six months of 2011. This growth came from both of our reportable segments resulting in higher revenues as compared to the prior year periods.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the second quarter of 2010 and through the second quarter of 2011 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2010	2010	2010	2011	2011
Net revenues	$52,914	$51,608	$54,827	$59,525	$62,133
Gross profit margin	37.8%	37.1%	38.2%	35.3%	35.6%
End-of-period backlog	$38,400	$42,200	$40,300	$47,100	$48,500
Book-to-bill ratio	1.06	1.04	0.97	1.09	1.02
Inventory turnover	2.97	2.88	2.87	3.17	3.27

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

Gross margins in the second quarter of 2011 were relatively unchanged from the first quarter of 2011. The fluctuation sequentially, particularly from the fourth quarter of 2010 to the second quarter of 2011, was due to favorable adjustments booked in the fourth quarter of 2010 as follows: (1) an inventory revaluation adjustment, (2) a warranty reserve adjustment and (3) a physical inventory adjustment. These were one-time adjustments in that quarter, which therefore impact the comparability with the 2011 quarters, as they are not recurring. The gross margins in the second quarter of 2011, when compared to the second quarter of 2010, were also negatively impacted by a decline in average selling prices, higher manufacturing costs and an unfavorable product mix.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the second quarter of 2010 and through the second quarter of 2011 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2010	2010	2010	2011	2011
Foil Technology Products
Net revenues	$25,584	$25,557	$26,519	$28,178	$29,030
Gross profit margin	49.1%	45.2%	46.6%	44.3%	46.0%
End-of-period backlog	$19,400	$21,200	$20,500	$24,800	$25,300
Book-to-bill ratio	1.05	1.04	0.98	1.13	1.01
Inventory turnover	3.73	3.81	3.56	3.71	3.60

Weighing Modules and
Control Systems
Net revenues	$27,330	$26,051	$28,308	$31,347	$33,103
Gross profit margin	27.1%	29.2%	30.4%	27.2%	26.4%
End-of-period backlog	$19,000	$21,000	$19,800	$22,300	$23,200
Book-to-bill ratio	1.07	1.04	0.97	1.06	1.02
Inventory turnover	2.62	2.42	2.53	2.88	3.08

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

These production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. However, these strategies to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We did not initiate any new restructuring programs during 2010 or during the fiscal quarter or six fiscal months ended July 2, 2011.

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

Foreign Subsidiaries Which Use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. The cost of products sold and selling, general, and administrative expense for the fiscal quarter and six fiscal months ended July 2, 2011 were unfavorably impacted (compared to the prior year period) by local currency transactions of subsidiaries which use the U.S. dollar as their functional currency.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Costs of products sold	64.4%	62.2%	64.6%	63.4%
Gross profit	35.6%	37.8%	35.4%	36.6%
Selling, general, and administrative expenses	27.5%	26.1%	27.5%	26.7%
Operating income	8.1%	11.6%	8.0%	9.9%
Income before taxes	7.7%	11.5%	7.9%	9.6%
Net earnings	4.9%	7.7%	5.3%	5.8%
Net earnings attributable to VPG stockholders/parent	4.8%	7.6%	5.2%	5.7%
__________
Effective tax rate	36.8%	33.2%	33.9%	39.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net revenues	$62,133	$52,914	$121,658	$101,089
Change versus comparable
prior year period	$9,219		$20,569
Percentage change versus
prior year period	17.4%		20.3%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	12.2%	17.4%
Change in average selling prices	-1.9%	-1.3%
Foreign currency effects	6.8%	4.2%
Other	0.3%	0.0%
Net change	17.4%	20.3%

During the fiscal quarter and six fiscal months ended July 2, 2011, our sales volume increased in both of our reportable segments, which we believe reflects improving economic conditions. Our orders and demand across all product lines have continued to increase through the first half of 2011.

Gross Profit and Margins

Gross profit margin for the fiscal quarter ended July 2, 2011 was 35.6% as compared to 37.8% for the fiscal quarter ended July 3, 2010. Gross profit margin for the six fiscal months ended July 2, 2011 was 35.4% as compared to 36.6% for the six fiscal months ended July 3, 2010. Volume increases were offset by a decrease in average selling prices and higher manufacturing fixed costs for both periods, respectively.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net revenues	$29,030	$25,584	$57,208	$49,481
Change versus comparable
prior year period	$3,446		$7,727
Percentage change versus
prior year period	13.5%		15.6%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	7.6%	11.8%
Change in average selling prices	-0.4%	-0.2%
Foreign currency effects	5.9%	3.6%
Other	0.4%	0.4%
Net change	13.5%	15.6%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Gross margin percentage	46.0%	49.1%	45.1%	49.5%

For the fiscal quarter and six fiscal months ended July 2, 2011, gross margin percentage decreased from the comparable prior year periods largely due to increased manufacturing fixed costs and inventory obsolescence. Additionally, the six fiscal months ended July 2, 2011 were impacted by manufacturing inefficiencies, such as excess material usage and additional labor costs, when compared to the six fiscal months ended July 3, 2010.

Weighing Modules and Control Systems

Net revenues of the Weighing Modules and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Net revenues	$33,103	$27,330	$64,450	$51,608
Change versus comparable
prior year period	$5,773		$12,842
Percentage change versus
prior year period	21.1%		24.9%

Changes in the Weighing Modules and Control Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	16.5%	23.0%
Change in average selling prices	-3.1%	-2.3%
Foreign currency effects	8.0%	4.5%
Other	-0.3%	-0.3%
Net change	21.1%	24.9%

Gross profit as a percentage of net revenues for the Weighing Modules and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Gross margin percentage	26.4%	27.1%	26.8%	24.3%

The gross margin percentage for the fiscal quarter ended July 2, 2011 decreased from the comparable prior year period due to a decline in average selling prices, mainly from unfavorable product mix. The gross margin percentage for the six fiscal months ended July 2, 2011 increased from the comparable prior year period mainly due to increased sales volume.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Total SG&A expenses	$17,083	$13,831	$33,416	$27,038
as a percentage of net revenues	27.5%	26.1%	27.5%	26.7%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs.

SG&A expenses for the fiscal quarter and six fiscal months ended July 2, 2011 increased from the comparable prior year period, primarily due to increased personnel costs and fees incurred in connection with our transition to being an independent, publicly traded company and our requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended December 31, 2011. SG&A expenses for the fiscal quarter and six fiscal months ended July 3, 2010 included allocations of corporate overhead costs from Vishay Intertechnology of $0.5 million and $1.1 million, respectively, which impacts comparability of the periods presented.

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

Pursuant to the Transition Services Agreement, Vishay Intertechnology provides VPG certain information technology support services for our foil resistor business. The cost of the services under the transition services agreement is estimated to be less than $0.5 million in the aggregate. As of July 2, 2011, $0.4 million has been paid to Vishay Intertechnology for transition services.

Other Income (Expense)

Total interest expense for the fiscal quarter and six fiscal months ended July 2, 2011 decreased by less than $0.1 million and $0.2 million, respectively, as compared to the prior year periods. Interest for the fiscal quarter and six fiscal months ended July 2, 2011 consisted of interest on the exchangeable notes issued in connection with the spin-off and the overdraft facility in India. Interest expense in the fiscal quarter and six months ended July 3, 2010 was primarily associated with the net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spin-off is included in the combined and consolidated condensed financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded foreign exchange losses of $0.2 million and $0.1 million during the fiscal quarter and fiscal six months ended July 2, 2011, as compared to foreign exchange gains of $0.1 million for the fiscal quarter and six fiscal months ended July 3, 2010. The foreign exchange gains and losses during the periods presented are largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations and the movement of the U.S. dollar compared to the Euro.

The following table analyzes the components of the line “Other” on the combined and consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	July 2,	July 3,
	2011	2010	Change
Foreign exchange (loss) gain	$(224)	$69	$(293)
Interest income	93	81	12
Other	(15)	(106)	91
	$(146)	$44	$(190)

	Six fiscal months ended
	July 2,	July 3,
	2011	2010	Change
Foreign exchange (loss) gain	$(83)	$115	$(198)
Interest income	171	172	(1)
Other	46	(247)	293
	$134	$40	$94

Income Taxes

The effective tax rate for the fiscal quarter ended July 2, 2011 was 36.8% versus 33.2 % for the fiscal quarter ended July 3, 2010. The higher effective tax rate in the current quarter compared to prior year quarter is a reflection of the unfavorable impact from the mix of earnings and the inability to record a tax benefit on certain loss making entities. The effective tax rate for the six fiscal months ended July 2, 2011 was 33.9% versus 39.6% for the six fiscal months ended July 3, 2010. The lower effective tax rate in the current year period compared to prior year period is a reflection of the favorable impact from the mix of earnings in low tax jurisdictions versus that of higher tax jurisdictions, slightly offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

The effective tax rates reflect the fact that we could not recognize for accounting purposes the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We give consideration to whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives, as we operate and derive income across multiple jurisdictions. We may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.

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

Financial Condition, Liquidity, and Capital Resources

At July 2, 2011 and December 31, 2010 we had significant cash balances and limited third-party debt. Prior to the spin-off, we had significant intercompany balances payable to Vishay Intertechnology and its affiliates.

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

Our other current and long-term debt consists of debt held by our Japanese subsidiary of approximately $1.7 million at July 2, 2011.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at July 2, 2011 and December 31, 2010. Our leverage ratio and fixed charges ratio were 0.4 to 1.0 and 40.2 to 1.0, respectively, at July 2, 2011. Our leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively, at December 31, 2010. We expect to continue to be in compliance with these covenants based on current projections. If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. However, our cash provided by operating activities for the six fiscal months ended July 2, 2011 was $0.3 million as compared to $9.4 million for the comparable prior year period. This variance primarily resulted from approximately $5.5 million in tax payments made during 2011, bonus/profit sharing paid in 2011, and other changes to the working capital accounts.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We historically have generated positive “free cash,” even in the recent recession. However, we did not generate “free cash” in the period presented due to the lower amount of cash provided by operating activities, and the increase in capital spending for planned expansion during 2011. See additional discussion below regarding the planned increase in capital spending for 2011.

Approximately 87% and 86% of our cash and cash equivalents balance at July 2, 2011 and December 31, 2010, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The following table summarizes the components of net cash (debt) at July 2, 2011 and December 31, 2010 (in thousands):

	July 2,	December 31,
	2011	2010
Cash and cash equivalents	$79,943	$82,245

Third-party debt, including current and long-term:
Revolving credit facility	$-	$-
Third-party debt held by Japanese subsidiary	1,715	1,734
Exchangeable notes due 2102	9,958	9,958
Notes payable to banks	735	85
Total third-party debt	12,408	11,777

Net cash	$67,535	$70,468

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

Our financial condition as of July 2, 2011 is strong, with a current ratio (current assets to current liabilities) of 5.2 to 1.0, as compared to a ratio of 4.6 to 1.0 at December 31, 2010. The increase in the current ratio is primarily due to an increase in accounts receivable, inventory, and prepaid expenses, and decreases in payroll related liabilities, due to the payment of bonuses, other accrued expenses and income taxes payable. These changes were partially offset by increases in accounts payable.

Cash paid for property and equipment for the six fiscal months ended July 2, 2011 was $5.1 million as compared to $3.9 million in the comparable prior year period. This reflects our previously announced increase in capital spending for 2011. Capital expenditures for 2011 are primarily required to: (1) construct a new manufacturing facility in India that will consolidate the majority of our existing manufacturing capacity in the Weighing Modules and Control Systems segment into a low-labor-rate facility; (2) facilitate a new manufacturing line that will begin producing a new product offering in the Foil Technology Products segment; and (3) maintain our business systems and facilities.

Contractual Commitments

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 24, 2011 includes a table of contractual commitments as of December 31, 2010. There were no material changes to these commitments during the fiscal quarter and six fiscal months ended July 2, 2011, except as follows:
  in connection with the construction of the new manufacturing facility in India, we have entered into construction contract with a general contractor totaling approximately $7.9 million, which is expected to be paid in the fiscal year ended December 31, 2011; and

  we revised the payment terms on our debt in Japan, which is now payable monthly over the next 10 years beginning in April of 2011.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Second Amended and Restated Bylaws of Vishay Precision Group, Inc. [(incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 6, 2011).]
3.2	Amendment No. 1 to Amended and Restated Certificate of Incorporation. [(incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 6, 2011).]
10.1	Amended and Restated 2010 Vishay Precision Group, Inc. Stock Incentive Program. [(incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on June 6, 2011).]
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 2, 2011, furnished in XBRL (eXtensible Business Reporting Language)].

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

Date: August 10, 2011