Form 10-Q
period 2011-10-01
Vishay Precision Group, Inc.
filed 2011-11-09
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

As of November 9, 2011, the registrant had 12,320,618 shares of its common stock and 1,025,176 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
OCTOBER 1, 2011

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– October 1, 2011 (Unaudited) and December 31, 2010	3

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended October 1, 2011 and
		October 2, 2010	5

		Combined and Consolidated Condensed Statements of Operations
		(Unaudited) – Nine Fiscal Months Ended October 1, 2011 and
		October 2, 2010	6

		Combined and Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine Fiscal Months Ended October 1, 2011 and
		October 2, 2010	7

		Consolidated Condensed Statement of Equity (Unaudited)	8

		Notes to Combined and Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	39

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	[Removed and Reserved]	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

		SIGNATURES	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	October 1,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,318	$82,245
Accounts receivable, net	37,482	33,988
Inventories:
Raw materials	15,461	14,361
Work in process	15,036	15,360
Finished goods	19,455	18,616
Inventories, net	49,952	48,337

Deferred income taxes	4,004	4,022
Prepaid expenses and other current assets	10,315	5,540
Total current assets	185,071	174,132

Property and equipment, at cost
Land	2,617	1,991
Buildings and improvements	42,353	40,036
Machinery and equipment	71,822	68,566
Software	4,476	4,274
Projects in process	6,357	2,282
Accumulated depreciation	(76,184)	(70,402)
Net property and equipment	51,441	46,747

Intangible assets, net	12,289	14,500
Other assets	13,251	13,334
Total assets	$262,052	$248,713

Continues on following page

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	October 1,	December 31,
	2011	2010
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$13,967	$11,537
Notes payable to banks	1,293	85
Payroll and related expenses	12,659	12,554
Other accrued expenses	9,291	8,680
Income taxes	2,405	4,847
Current portion of long-term debt	188	-
Total current liabilities	39,803	37,703

Long-term debt	11,535	11,692
Deferred income taxes	3,833	4,212
Other liabilities	7,498	7,468
Accrued pension and other postretirement costs	10,887	10,708
Total liabilities	73,556	71,783

Commitments and contingencies

Equity:
Common stock	1,232	1,231
Class B convertible common stock	103	103
Capital in excess of par value	180,748	180,142
Retained earnings	15,470	5,894
Accumulated other comprehensive income (loss)	(9,238)	(10,585)
Total Vishay Precision Group, Inc. stockholders' equity	188,315	176,785
Noncontrolling interests	181	145
Total equity	188,496	176,930
Total liabilities and equity	$262,052	$248,713

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	October 1,	October 2,
	2011	2010
Net revenues	$60,037	$51,608
Costs of products sold	38,845	32,466
Gross profit	21,192	19,142

Selling, general, and administrative expenses	16,482	14,356
Operating income	4,710	4,786

Other income (expense):
Interest expense	(70)	(31)
Other	(763)	(427)
Other income (expense) - net	(833)	(458)

Income before taxes	3,877	4,328

Income tax expense	639	1,698

Net earnings	3,238	2,630
Less: net (loss) earnings attributable to
noncontrolling interests	(62)	11
Net earnings attributable to VPG stockholders	$3,300	$2,619

Basic earnings per share attributable to VPG stockholders	$0.25	$0.20

Diluted earnings per share attributable to VPG stockholders	$0.24	$0.19

Weighted average shares outstanding - basic	13,346	13,332

Weighted average shares outstanding - diluted	13,831	13,779

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 1,	October 2,
	2011	2010
Net revenues	$181,695	$152,697
Costs of products sold	117,403	96,525
Gross profit	64,292	56,172

Selling, general, and administrative expenses	49,898	41,394
Operating income	14,394	14,778

Other income (expense):
Interest expense	(227)	(347)
Other	(629)	(387)
Other income (expense) - net	(856)	(734)

Income before taxes	13,538	14,044

Income tax expense	3,911	5,544

Net earnings	9,627	8,500
Less: net earnings attributable to
noncontrolling interests	51	70
Net earnings attributable to VPG stockholders/parent	$9,576	$8,430

Basic earnings per share attributable to VPG stockholders/parent	$0.72	$0.63

Diluted earnings per share attributable to VPG stockholders/parent	$0.69	$0.61

Weighted average shares outstanding - basic	13,342	13,332

Weighted average shares outstanding - diluted	13,820	13,779

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1,	October 2,
	2011	2010
Operating activities
Net earnings	$9,627	$8,500
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	8,425	7,784
Loss (gain) on disposal of property and equipment	20	(8)
Share based compensation expense	718	172
Inventory write-offs for obsolescence	1,149	1,027
Other	(3,084)	5,128

Net changes in operating assets and liabilities:
Accounts receivable	(2,940)	(10,649)
Inventories	(2,793)	(3,254)
Prepaid expenses and other current assets	(4,816)	(4,025)
Trade accounts payable	2,464	4,155
Payable to related party	-	3,870
Other current liabilities	930	7,328
Net cash provided by operating activities	9,700	20,028

Investing activities
Capital expenditures	(10,347)	(5,481)
Proceeds from sale of property and equipment	143	57
Net cash used in investing activities	(10,204)	(5,424)

Financing activities
Principal payments on long-term debt and capital leases	(90)	(189)
Net changes in short-term borrowings	1,326	664
(Distributions to) contributions from noncontrolling interests	(15)	3
Transactions with Vishay Intertechnology	-	3,493
Net cash provided by financing activities	1,221	3,971
Effect of exchange rate changes on cash and cash equivalents	356	(377)
Increase in cash and cash equivalents	1,073	18,198

Cash and cash equivalents at beginning of period	82,245	63,192
Cash and cash equivalents at end of period	$83,318	$81,390

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands except share amounts)

		Class B			Accumulated
		Convertible	Capital in		Other	Total VPG Inc.
	Common	Common	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2010	$1,231	$103	$180,142	$5,894	$(10,585)	$176,785	$145	$176,930
Net earnings	-	-	-	9,576	-	9,576	51	9,627
Foreign currency
translation adjustment	-	-	-	-	1,316	1,316	-	1,316

Pension and other postretirement
actuarial items (net of tax)	-	-	-	-	31	31	-	31
Comprehensive income						10,923	51	10,974

Share based compensation expense	-	-	357	-	-	357	-	357
Restricted stock
issuances (13,810 shares)	1	-	249	-	-	250	-	250
Conversion from Class B
to common stock (20 shares)	-	-	-	-	-	-	-	-
Distribution to
noncontrolling interests	-	-	-	-	-	-	(15)	(15)
Balance at October 1, 2011	$1,232	$103	$180,748	$15,470	$(9,238)	$188,315	$181	$188,496

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Combined and Consolidated Condensed Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Background

Vishay Precision Group, Inc. (“VPG” or the “Company”) is an internationally recognized designer, manufacturer and marketer of sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements. The Company provides vertically integrated products and solutions that are all based upon its proprietary foil technology. These products are marketed under a variety of brand names that are characterized as having a very high level of precision and quality. The global operations enable the Company to produce a wide variety of products in strategically effective geographical locations that also optimize its resources for specific technologies, sensors, assemblies and systems. The Company reports in two segments: the Foil Technology Products segment and the Weighing Modules and Control Systems segment. The Foil Technology Products segment is comprised of ultra-high precision foil resistors and foil strain gages. This segment’s products are sold to third-party customers and are utilized in the manufacture of the vertically integrated modules and systems that comprise the Weighing Modules and Control Systems segment.

On July 6, 2010, Vishay Intertechnology, Inc. (“Vishay Intertechnology”) completed the spin-off of VPG through a tax-free stock dividend to Vishay Intertechnology’s stockholders. See Note 2 to our combined and consolidated condensed financial statements.

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

Accounting Policies

In the ordinary course of business, we use collar options in order to mitigate the risk of potential losses from foreign currency exposures when purchasing Israeli Shekels to fund activities in Israel. This exposure results from our Israeli operations utilizing the U.S. dollar as their functional currency. We do not utilize derivatives or other financial instruments for trading or other speculative purposes.

We record all derivatives in the balance sheet as either assets or liabilities at fair value. We have not designated any derivatives as hedges for accounting purposes, and as such the changes in the fair value of derivatives are recognized in current period earnings as a component of other income (expense). We do not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. In determining fair value, we consider both the counterparty credit risk and our own credit worthiness. To determine our own credit risk we estimate our own credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rated agencies. Using the estimated rating, our credit risk was quantified by reference to publicly–traded debt with a corresponding rating.

Interim Financial Statements

These unaudited combined and consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, included in VPG’s Annual Report Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 24, 2011. The results of operations for the fiscal quarter and nine fiscal months ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The Accounting Standards Update (“ASU”) requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The ASU is effective for the Company for interim and annual periods beginning after January 1, 2012. The adoption of the ASU is not expected to have any effect on the Company’s financial position, results of operations, or liquidity.

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

Sales Organizations

Prior to the spin-off, a portion of VPG’s Foil Technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates through regionally-based legal entities. The third-party sales of these products are presented in the combined and consolidated condensed financial statements as if they were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $0.0 million and $6.6 million for the fiscal quarter and nine fiscal months ended October 2, 2010, respectively.

The selling entities received selling commissions on these sales. Commission rates were set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $0.0 million and $0.3 million for the fiscal quarter and nine fiscal months ended October 2, 2010, respectively.

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

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Israel and one location in Japan, at which it initially leased space to Vishay Intertechnology. Vishay Intertechnology vacated the Israel facility during the fourth quarter of 2010 and continues to lease space from VPG in Japan. Vishay Intertechnology owns one location in Israel and one location in the United States, at which it leases space to VPG.

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated condensed financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. Amounts charged to the Company for these services were $0.0 million and $1.1 million for the fiscal quarter and nine fiscal months ended October 2, 2010, respectively. VPG assumed the responsibility for these functions, either internally or by purchasing these services from third-party vendors, following the spin-off.

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

The total amount of allocated costs was $0.0 million and $1.1 million for the fiscal quarter and nine fiscal months ended October 2, 2010, respectively. These costs were allocated to VPG on the ratio of revenues attributed to the VPG business to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly traded company.

Interest Charges

As previously described, through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. Through July 6, 2010, the combined and consolidated condensed financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $0.0 million and $0.3 million during the fiscal quarter and nine fiscal months ended October 2, 2010. Of these amounts, $0.0 million and $0.2 million during the fiscal quarter and nine fiscal months ended October 2, 2010, respectively, was not historically charged by Vishay Intertechnology to VPG. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology after Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Transition Services Agreement

Under the terms of a transition services agreement dated July 6, 2010, Vishay Intertechnology agreed to provide to VPG, for a fee, specified support services for a period of up to 18 months after the spin-off. Under this agreement, Vishay Intertechnology continues to provide to VPG certain information technology support services for the Company’s foil resistor business. As of October 1, 2011, $0.5 million has been paid to Vishay Intertechnology for transition services and it is estimated that an additional $0.1 million will be paid in the fourth quarter of 2011.

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2011	$38
2012	152
2013	152
2014	152
2015	76
Thereafter	-

Note 2 – Related Party Transactions (continued)

Commitments, Contingencies, and Concentrations (continued)

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2011	$10
2012	39
2013	39
2014	39
2015	19
Thereafter	-

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

Note 3 – Income Taxes

VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended October 1, 2011 was 16.5% versus 39.2% for the fiscal quarter ended October 2, 2010. The change in the effective tax rate is the result of a shift in the geographic mix of pretax earnings and the recording of a $0.2 million discrete tax benefit relating to changes in foreign exchange and financial asset positions. The effective tax rate for the nine fiscal months ended October 1, 2011 was 28.9% versus 39.5% for the nine fiscal months ended October 2, 2010. The change in the effective tax rate is the result of a shift in the geographic mix of pretax earnings and the recording of a net cumulative tax benefit of $0.1 million. The net tax benefit is primarily derived from losses associated with foreign exchange and financial assets offset by deferred tax reductions due to statutory rate changes.

Income taxes for VPG for the fiscal quarter and nine fiscal months ended October 1, 2011 and October 2, 2010, as presented in these combined and consolidated condensed financial statements, are calculated on a separate tax return basis. VPG’s operations related to the six fiscal months ended July 3, 2010 were included in Vishay Intertechnology’s U.S. federal and certain state tax returns and United Kingdom “group relief” available to entities under common control has been claimed. Vishay Intertechnology’s global tax model was developed based on its entire portfolio of businesses. Accordingly, tax results as presented for VPG for the six fiscal months ended July 3, 2010, in these financial statements are not necessarily indicative of future performance and do not necessarily reflect the results that VPG would have generated as an independent, publicly traded company for the period presented.

Prior to the spin-off, certain dedicated entities had taxes payable to the local taxing authorities, but VPG did not maintain taxes payable to/from parent in those jurisdictions where the taxable incomes are combined or offset. Accordingly, VPG was deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements were reflected as changes in parent net investment.

Note 3 – Income Taxes (continued)

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended October 1, 2011 and October 2, 2010 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

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

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 1,	December 31,
	2011	2010
Credit facility - revolving debt	$-	$-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,765	1,734
	11,723	11,692

Less current portion	188	-
	$11,535	$11,692

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants at October 1, 2011 and December 31, 2010. The leverage ratio and fixed charges ratio were 0.4 to 1.0 and 25.5 to 1.0, respectively at October 1, 2011. The leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively at December 31, 2010. The Company expects to continue to be in compliance with these covenants based on current projections. If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

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

Note 5 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes the following components (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net earnings	$3,238	$2,630	$9,627	$8,500
Other comprehensive income (loss):
Foreign currency translation
adjustment	(1,674)	4,899	1,316	(46)
Pension and other postretirement
adjustments, net of tax	33	(61)	31	49
Total other comprehensive income (loss)	(1,641)	4,838	1,347	3
Comprehensive income	1,597	7,468	10,974	8,503
Less: Comprehensive income (loss)
attributable to noncontrolling interests	(62)	11	51	70

Comprehensive income attributable
to VPG stockholders	$1,659	$7,457	$10,923	$8,433

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

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The consolidated condensed balance sheets include these rabbi trust assets of $1.3 million at October 1, 2011 and $1.4 million at December 31, 2010, which approximate the pension liability at those dates.

Note 6 – Pension and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	October 1, 2011		October 2, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$126	$9	$63	$9
Interest cost	225	34	203	34
Expected return on plan assets	(153)	-	(128)	-
Amortization of actuarial losses	1	11	2	8
Net periodic benefit cost	$199	$54	$140	$51

	Nine fiscal months ended		Nine fiscal months ended
	October 1, 2011		October 2, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$374	$29	$187	$27
Interest cost	675	104	605	102
Expected return on plan assets	(459)	-	(381)	-
Amortization of actuarial losses	2	35	7	24
Net periodic benefit cost	$592	$168	$418	$153

Other Retirement Obligations

Prior to July 6, 2010, certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying consolidated condensed balance sheets include a liability within other noncurrent liabilities related to these deferrals. Vishay Intertechnology maintained a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into a newly created rabbi trust for VPG. The consolidated condensed balance sheets include these rabbi trust assets of $2.7 million at October 1, 2011 and $2.6 million at December 31, 2010, which amounts approximate VPG’s liability under this plan at those dates.

Note 7 – Share Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended, the “2010 Program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At October 1, 2011, the Company had reserved 324,361 shares of common stock for future grant of equity awards, pursuant to the 2010 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.

The following table summarizes the Company’s stock option activity (number of options in thousands):

	2011
			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
Balance at January 1, 2011	32	$18.03
Granted	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance at October 1, 2011	32	$18.03	4.73
Vested and
expected to vest	32	$18.03
Exercisable:
End of period	24	$18.37

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $13.18 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on October 1, 2011 is not material. No options were exercised during the fiscal quarter or nine fiscal months ended October 1, 2011.

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

VPG’s three executive officers are entitled to annual performance-based equity awards in the form of RSUs. Performance criteria include measures of operating margin and EBITDA of the Company. In addition, for 2011, the chief technical officer has a number of personal objectives that must be achieved in order to receive his full award. If the performance criteria are met, the RSUs are granted, and thereafter the RSUs vest 25% on the date of grant and the balance in annual installments over the three subsequent years. The awards relating to 2010 performance had an aggregate target grant-date fair value of $0.6 million. All performance goals were met for the 2010 awards, resulting in the granting of 35,949 RSUs on March 15, 2011. One quarter of the awards vested on that date. The remaining RSUs will vest ratably over the next three years. The awards with respect to 2011 performance have an aggregate target grant-date fair value of $0.7 million and will be determined and granted during the fiscal year ending December 31, 2012. The Company recognizes compensation cost for RSUs that are expected to vest and expects performance criteria to be met.

VPG’s chief executive officer was granted 3,765 RSUs on March 15, 2011 at a grant-date fair value of $11.53. These awards vest in equal amounts on May 28, 2011, May 28, 2012, and May 28, 2013. These RSUs were granted in replacement of corresponding restricted stock units of Vishay Intertechnology that were cancelled in connection with the spin-off from Vishay Intertechnology.

RSU activity as of October 1, 2011 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2011	101	$15.79
Granted	43	16.40
Vested	(15)	15.49
Cancelled	-	-
Balance at October 1, 2011	129	$16.03

Note 7 – Share Based Compensation (continued)

Share Based Compensation Expense

The following table summarizes share based compensation expense recognized (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Stock options	$5	$3	$15	$23
Restricted stock units	159	24	464	32
Restricted stock units (performance based)	78	73	239	73
Other	-	-	-	44
Total	$242	$100	$718	$172

Note 8 – Segment Information

VPG reports in two segments: the Foil Technology Products segment and the Weighing Modules and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistors and strain gage operating segments and the Weighing Modules and Control Systems reporting segment is comprised of the transducers/load cells and weighing systems operating segments.

VPG evaluates reporting segment performance based on operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to intrinsic operating results of VPG.

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net third-party revenues:
Foil Technology Products	$28,407	$25,557	$85,614	$75,038
Weighing Modules & Control Systems	31,630	26,051	96,081	77,659
Total	$60,037	$51,608	$181,695	$152,697

Gross profit:
Foil Technology Products	$12,238	$11,548	$38,066	$36,054
Weighing Modules & Control Systems	8,954	7,594	26,226	20,118
Total	$21,192	$19,142	$64,292	$56,172

Segment operating income (loss):
Foil Technology Products	$7,926	$7,628	$24,654	$24,613
Weighing Modules & Control Systems	3,683	3,000	9,530	4,964
Unallocated G&A expenses	(6,899)	(5,842)	(19,790)	(14,799)

Combined and consolidated condensed operating income	$4,710	$4,786	$14,394	$14,778

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Weighing Modules and Control Systems segment were $0.5 million during each of the fiscal quarters ended October 1, 2011 and October 2, 2010, and $1.6 million and $1.3 million during the nine fiscal months ended October 1, 2011 and October 2, 2010, respectively.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG
stockholders/parent	$3,300	$2,619	$9,576	$8,430

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	4	9	14	9

Numerator for diluted earnings per share:
Net earnings attributable to VPG
stockholders/parent	$3,304	$2,628	$9,590	$8,439

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,346	13,332	13,342	13,332

Effect of dilutive securities:
Exchangeable notes	441	441	441	441
Employee stock options	1	1	1	1
Restricted stock units	43	5	36	5
Dilutive potential common shares	485	447	478	447

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,831	13,779	13,820	13,779

Basic earnings per share attributable to VPG
stockholders/parent	$0.25	$0.20	$0.72	$0.63

Diluted earnings per share attributable to VPG
stockholders/parent	$0.24	$0.19	$0.69	$0.61

Note 9 – Earnings Per Share (continued)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Exchangeable notes:
Exchangeable Unsecured Notes, due 2102	-	-	-	-
Weighted average employee stock options	18	18	18	18
Weighted average warrants	630	630	630	630
Weighted average other	-	19	-	19

Note 10 – Additional Financial Statement Information

The caption “other” on the combined and consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Foreign exchange loss	$(686)	$(538)	$(769)	$(423)
Interest income	169	61	340	233
Other	(246)	50	(200)	(197)
	$(763)	$(427)	$(629)	$(387)

Other accrued expenses consist of the following (in thousands):

	October 1,	December 31,
	2011	2010
Goods received, not yet invoiced	$3,082	$2,861
Other	6,209	5,819
	$9,291	$8,680

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
October 1, 2011
Assets:
Assets held in rabbi trusts	$3,985	$1,064	$2,921	$-

Liabilities
Derivative contracts	$(443)	$-	$(443)	$-

December 31, 2010
Assets:
Assets held in rabbi trusts	$3,943	$778	$3,165	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at October 1, 2011 and December 31, 2010 and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

We have entered into two derivative contracts, focusing on the Israeli Shekel, through July of 2012. The notional amount of the derivative contracts is approximately 60.5 million Shekels and has a fair value of $0.4 million as of October 1, 2011. These are foreign currency collar instruments, wherein the weighted minimal hedged rate is 3.53 Shekels per USD and the maximum hedged rate is 3.64 Shekels per USD. The Company has recorded a net loss on these contracts of $0.5 million and $0.4 million for the fiscal quarter ended and nine fiscal months ended October 1, 2011, respectively. These losses are recorded on the income statement as part of other income (expense).  There were no derivative contracts outstanding during 2010.

In determining fair value of derivative instruments, we consider both the counterparty credit risk and our own credit worthiness. To determine our own credit risk we estimate our own credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rated agencies. Using the estimated rating, our credit risk was quantified by reference to publicly–traded debt with a corresponding rating. We have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. We do not have any fair value measurements using significant unobservable inputs (Level 3) as of October 1, 2011.

The fair value of the long-term debt at October 1, 2011 and December 31, 2010, is approximately $8.0 million and $10.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates.

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

Until July 6, 2010, our business was part of Vishay Intertechnology, and our assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Following the spinoff on July 6, 2010, we are an independent, publicly traded company, and Vishay Intertechnology does not retain any ownership interest in us.

VPG reports in two segments: the Foil Technology Products segment and the Weighing Modules and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistors and strain gage operating segments, which include strain gages, ultra-precision foil resistors, and current sensors. The Weighing Module and Control Systems reporting segment is comprised of the transducers/load cells and weighing systems operating segments, which include transducers/load cells, instruments, weighing modules, and complete systems for process control or on-board weighing applications.

Net revenues for the fiscal quarter ended October 1, 2011 were $60.0 million versus $51.6 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended October 1, 2011 were $3.3 million, or $0.24 per diluted share, versus $2.6 million, or $0.19 per diluted share, for the comparable prior year period.

Net revenues for the nine fiscal months ended October 1, 2011 were $181.7 million versus $152.7 million for the comparable prior year period. Net earnings attributable to VPG stockholders/parent for the nine fiscal months ended October 1, 2011 were $9.6 million, or $0.69 per diluted share, versus $8.4 million, or $0.61 per diluted share, for the comparable prior year period.

We have seen a steady increase in demand for our products over the first nine months of 2011. This growth came from both of our reportable segments resulting in higher revenues as compared to the prior year periods.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the third quarter of 2010 and through the third quarter of 2011 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2010	2010	2011	2011	2011
Net revenues	$51,608	$54,827	$59,525	$62,133	$60,037

Gross profit margin	37.1%	38.2%	35.3%	35.6%	35.3%

End-of-period backlog	$42,200	$40,300	$47,100	$48,500	$45,900

Book-to-bill ratio	1.04	0.97	1.09	1.02	0.97

Inventory turnover	2.88	2.87	3.17	3.27	3.11

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Net revenues have increased on a sequential basis due to an increase in demand in both segments, with the exception of the third quarter of 2011. The third quarter historically reflects the seasonal slowdown in Europe.

Gross margins in the third quarter of 2011 were relatively unchanged from the second quarter of 2011. The fluctuation sequentially, particularly from the fourth quarter of 2010 to the third quarter of 2011, was due to favorable adjustments booked in the fourth quarter of 2010 as follows: (1) an inventory revaluation adjustment, (2) a warranty reserve adjustment and (3) a physical inventory adjustment. These were one-time adjustments in that quarter, which therefore impact the comparability with the 2011 quarters. The gross margins in the third quarter of 2011, when compared to the third quarter of 2010, were also negatively impacted by higher manufacturing costs and an unfavorable product mix.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the third quarter of 2010 and through the third quarter of 2011 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2010	2010	2011	2011	2011
Foil Technology Products
Net revenues	$25,557	$26,519	$28,178	$29,030	$28,407
Gross profit margin	45.2%	46.6%	44.3%	46.0%	43.1%
End-of-period backlog	$21,200	$20,500	$24,800	$25,300	$24,000
Book-to-bill ratio	1.04	0.98	1.13	1.01	0.97
Inventory turnover	3.81	3.56	3.71	3.60	3.65

Weighing Modules and
Control Systems
Net revenues	$26,051	$28,308	$31,347	$33,103	$31,630
Gross profit margin	29.2%	30.4%	27.2%	26.4%	28.3%
End-of-period backlog	$21,000	$19,800	$22,300	$23,200	$21,900
Book-to-bill ratio	1.04	0.97	1.06	1.02	0.97
Inventory turnover	2.42	2.53	2.88	3.08	2.81

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

These production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. However, these strategies to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We did not initiate any new restructuring programs during 2010 or during the fiscal quarter or nine fiscal months ended October 1, 2011.

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

Foreign Currency

We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. U.S. generally accepted accounting principles (“GAAP”) require that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. We have subsidiaries that fall into each of these categories.

Foreign Subsidiaries Which Use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia using local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of equity.

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

Foreign Subsidiaries Which Use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly payroll-related, which are incurred in the local currency. For the fiscal quarter ended October 1, 2011, exchange rate impacts were favorable to net revenues by $2.5 million and unfavorable to costs of products sold and selling general and administrative expenses by $2.7 million when compared to the comparable prior year period. For the nine fiscal months ended October 1, 2011, exchange rate impacts were favorable to net revenues by $6.6 million and unfavorable to costs of products sold and selling general and administrative expenses by $7.5 million when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Costs of products sold	64.7%	62.9%	64.6%	63.2%
Gross profit	35.3%	37.1%	35.4%	36.8%
Selling, general, and administrative expenses	27.5%	27.8%	27.5%	27.1%
Operating income	7.8%	9.3%	7.9%	9.7%
Income before taxes	6.5%	8.4%	7.5%	9.2%
Net earnings	5.4%	5.1%	5.3%	5.6%
Net earnings attributable to VPG stockholders/parent	5.5%	5.1%	5.3%	5.5%
_______
Effective tax rate	16.5%	39.2%	28.9%	39.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net revenues	$60,037	$51,608	$181,695	$152,697
Change versus comparable
prior year period	$8,429		$28,998
Percentage change versus
prior year period	16.3%		19.0%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	11.1%	15.3%
Change in average selling prices	0.0%	-0.9%
Foreign currency effects	4.7%	4.3%
Other	0.5%	0.3%
Net change	16.3%	19.0%

During the fiscal quarter and nine fiscal months ended October 1, 2011, our sales volume increased in both of our reportable segments, as compared to the comparable prior year periods.

Gross Profit and Margins

Gross profit margin for the fiscal quarter ended October 1, 2011 was 35.3% as compared to 37.1% for the fiscal quarter ended October 2, 2010. Volume increases were offset by higher variable and fixed manufacturing costs. Gross profit margin for the nine fiscal months ended October 1, 2011 was 35.4% as compared to 36.8% for the nine fiscal months ended October 2, 2010. Volume increases and a favorable impact from exchange rates were offset by higher variable and manufacturing fixed costs and an unfavorable product mix.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net revenues	$28,407	$25,557	$85,614	$75,038
Change versus comparable
prior year period	$2,850		$10,576
Percentage change versus
prior year period	11.2%		14.1%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	5.8%	9.7%
Change in average selling prices	0.4%	0.0%
Foreign currency effects	4.3%	4.0%
Other	0.7%	0.4%
Net change	11.2%	14.1%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Gross margin percentage	43.1%	45.2%	44.5%	48.0%

For the fiscal quarter and nine fiscal months ended October 1, 2011, the gross margin percentage decreased from the comparable prior year periods mainly due to manufacturing inefficiencies, which included excess material usage and additional labor costs, and higher manufacturing fixed costs.

Weighing Modules and Control Systems

Net revenues of the Weighing Modules and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net revenues	$31,630	$26,051	$96,081	$77,659
Change versus comparable
prior year period	$5,579		$18,422
Percentage change versus
prior year period	21.4%		23.7%

Changes in the Weighing Modules and Control Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	16.2%	20.7%
Change in average selling prices	-0.4%	-1.7%
Foreign currency effects	5.0%	4.6%
Other	0.6%	0.1%
Net change	21.4%	23.7%

Gross profit as a percentage of net revenues for the Weighing Modules and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Gross margin percentage	28.3%	29.2%	27.3%	25.9%

The gross margin percentage for the fiscal quarter ended October 1, 2011 decreased from the comparable prior year period due to manufacturing inefficiencies, such as material usage and higher labor costs. The gross margin percentage for the nine fiscal months ended October 1, 2011 increased from the comparable prior year period mainly due to increased sales volume.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Total SG&A expenses	$16,482	$14,356	$49,898	$41,394
as a percentage of net revenues	27.5%	27.8%	27.5%	27.1%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs.

SG&A expenses for the fiscal quarter and nine fiscal months ended October 1, 2011 increased from the comparable prior year periods. For the fiscal quarter ended October 1, 2011, this increase is attributed to higher personnel costs of $0.6 million, due to wage increases and travel costs, unfavorable exchange rate fluctuations of $0.7 million, and $0.7 million of fees incurred in connection with our transition to being an independent, publicly traded company which includes our requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended December 31, 2011. For the nine fiscal months ended October 1, 2011, this increase is attributed to higher personnel costs and commissions of $1.9 million, due to wage increases and travel costs, unfavorable exchange rate fluctuations of $2.0 million, and $4.6 million of fees for adding personnel and incurring fees in connection with our transition to being an independent, publicly traded company. SG&A expenses for the nine fiscal months ended October 2, 2010 included allocations of corporate overhead costs from Vishay Intertechnology of $1.1 million, which impacts comparability of the periods presented.

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

Pursuant to the Transition Services Agreement, Vishay Intertechnology provides VPG certain information technology support services for our foil resistor business. As of October 1, 2011, $0.5 million has been paid to Vishay Intertechnology for transition services and it is estimated that an additional $0.1 million will be paid in the fourth quarter of 2011.

Other Income (Expense)

Total interest expense for the fiscal quarter ended October 1, 2011 increased by less than $0.1 million as compared to the comparable prior year period. Total interest expense for the nine fiscal months ended October 1, 2011 decreased $0.1 million as compared to the comparable prior year period. Interest for the fiscal quarter and nine fiscal months ended October 1, 2011 and the fiscal quarter ended October 2, 2010 consisted of interest on the exchangeable notes issued in connection with the spin-off and the overdraft facility in India. Interest expense in the nine fiscal months ended October 2, 2010 was primarily associated with the net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spin-off is included in the combined and consolidated condensed financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded foreign exchange losses of $0.7 million and $0.8 million during the fiscal quarter and nine fiscal months ended October 1, 2011, as compared to foreign exchange losses of $0.5 million and $0.4 million for the fiscal quarter and nine fiscal months ended October 2, 2010, respectively. The foreign exchange gains and losses during the periods presented are largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations and the movement of the U.S. dollar compared to the Euro, the Indian Rupee and the New Taiwan Dollar.

The following table analyzes the components of the line “Other” on the combined and consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	October 1,	October 2,
	2011	2010	Change
Foreign exchange loss	$(686)	$(538)	$(148)
Interest income	169	61	108
Other	(246)	50	(296)
	$(763)	$(427)	$(336)

	Nine fiscal months ended
	October 1,	October 2,
	2011	2010	Change
Foreign exchange loss	$(769)	$(423)	$(346)
Interest income	340	233	107
Other	(200)	(197)	(3)
	$(629)	$(387)	$(242)

Income Taxes

For the current quarter and year to date, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended October 1, 2011 was 16.5% versus 39.2% for the fiscal quarter ended October 2, 2010. The change in the effective tax rate is the result of the shift in the geographic mix of pretax earnings and the recording of a $0.2 million discrete tax benefit relating to foreign exchange and financial asset positions. The effective tax rate for the nine fiscal months ended October 1, 2011 was 28.9% versus 39.5% for the nine fiscal months ended October 2, 2010. The change in the effective tax rate is the result of the shift in the geographic mix of pretax earnings and the recording of a net cumulative tax benefit of $0.1 million. The net tax benefit is derived from the losses associated with the foreign exchange and financial assets offset by deferred tax reductions due to statutory rate changes.

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

Financial Condition, Liquidity, and Capital Resources

At October 1, 2011 and December 31, 2010 we had significant cash balances and limited third-party debt. Prior to the spin-off, we had significant intercompany balances payable to Vishay Intertechnology and its affiliates. We believe that our current cash and cash equivalents, credit facility and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

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

Our other current and long-term debt consists of debt held by our Japanese subsidiary of approximately $1.8 million at October 1, 2011.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at October 1, 2011 and December 31, 2010. Our leverage ratio and fixed charges ratio were 0.4 to 1.0 and 25.5 to 1.0, respectively, at October 1, 2011. Our leverage ratio and fixed charges ratio were 0.4 to 1.0 and 30.0 to 1.0, respectively, at December 31, 2010. We expect to continue to be in compliance with these covenants based on current projections. If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. However, our cash provided by operating activities for the nine fiscal months ended October 1, 2011 was $9.7 million as compared to $20.0 million for the comparable prior year period. This variance primarily resulted from approximately $6.4 million in tax payments made during 2011, bonus/profit sharing paid in 2011, and other changes to the working capital accounts.

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

Approximately 87% and 86% of our cash and cash equivalents balance at October 1, 2011 and December 31, 2010, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The following table summarizes the components of net cash (debt) at October 1, 2011 and December 31, 2010 (in thousands):

	October 1,	December 31,
	2011	2010
Cash and cash equivalents	$83,318	$82,245

Third-party debt, including current and long-term:
Revolving credit facility	$-	$-
Third-party debt held by Japanese subsidiary	1,765	1,734
Exchangeable notes due 2102	9,958	9,958
Notes payable to banks	1,293	85
Total third-party debt	13,016	11,777

Net cash (debt)	$70,302	$70,468

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

Our financial condition as of October 1, 2011 is strong, with a current ratio (current assets to current liabilities) of 4.7 to 1.0, as compared to a ratio of 4.6 to 1.0 at December 31, 2010. The increase in the current ratio is primarily due to an increase in accounts receivable, inventory, and prepaid expenses, and decreases in income taxes payable. These changes were partially offset by increases in other accrued liabilities and accounts payable.

Cash paid for property and equipment for the nine fiscal months ended October 1, 2011 was $10.3 million as compared to $5.5 million in the comparable prior year period. This reflects our previously announced increase in capital spending for 2011. Capital expenditures for 2011 are primarily required to: (1) construct a new manufacturing facility in India that will consolidate the majority of our existing manufacturing capacity in the Weighing Modules and Control Systems segment into a low-labor-rate facility; (2) facilitate a new manufacturing line that will begin producing a new product offering in the Foil Technology Products segment; and (3) maintain our business systems and facilities. The construction of the manufacturing facility in India is expected to be completed by the end of 2011 and manufacturing will begin during the first quarter of 2012.

Contractual Commitments

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 24, 2011 includes a table of contractual commitments as of December 31, 2010. There were no material changes to these commitments during the fiscal quarter ended October 1, 2011. As previously reported, there were updates to the table during the first quarter of 2011 as follows:
  in connection with the construction of the new manufacturing facility in India, we have entered into a construction contract with a general contractor totaling approximately $8.5 million; and

  we revised the payment terms on our debt in Japan, which is now payable monthly over the next 10 years beginning in April of 2011.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 1, 2011, furnished in XBRL (eXtensible Business Reporting Language).

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

Date: November 9, 2011