Form 10-K
period 2011-12-31
Vishay Precision Group, Inc.
filed 2012-03-12
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☒	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($17.05 on July 2, 2011), assuming conversion of all of its Class B common stock held by non-affiliates into common stock of the registrant, was $217,410,000. There is no non-voting stock outstanding.

As of March 12, 2012, registrant had 12,320,618 shares of its common stock and 1,025,176 shares of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2011

PART I

Item 1. BUSINESS DESCRIPTION

General

Vishay Precision Group, Inc. (“VPG”, the “Company”, “we”, “us” or “our”) is an internationally recognized designer, manufacturer and marketer of components based on its resistive foil technology, sensors, and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements. We provide vertically integrated products and solutions that are primarily based upon our proprietary foil technology. These products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographic locations that also optimize our resources for specific technologies, sensors, assemblies and systems.

Our products are precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplace in a wide variety of applications. Our products are not typically used in the consumer market.

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

The Company has a long heritage of innovation in precision foil resistors and foil strain gages, which served as a foundation for its expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing.

Our History

In the 1950’s, Dr. Felix Zandman was issued patents for PhotoStress® coatings and instruments, used to reveal and measure the distribution of stresses in structures such as airplanes and cars under live load conditions. His research in this area led him to develop Bulk Metal® foil resistors and resistive current sensors with performance beyond any other resistor currently available in the global market.

Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured from numerous materials and in many forms. Foil resistors are the most precise and stable type of resistors currently available.

In 1962, Dr. Zandman founded Vishay Intertechnology Inc. (“Vishay Intertechnology”) to develop and manufacture the first generation of Bulk Metal® foil resistors and later, foil strain gages. A strain gage is a resistive sensor that is attached to the surface of an object to determine the surface strain caused by an applied force.

Throughout the 1960’s and 1970’s, Vishay Intertechnology established itself as a technical and market leader in precision foil resistors, PhotoStress® products, and foil strain gages. These innovations were the genesis of the foil technology that is the foundation of Vishay Precision Group. The subsequent innovations and advancement of foil resistance and strain gage technology opened the door to numerous commercial applications such as force sensors and control systems on a vertical market basis.

In the decade prior to our spin-off, Vishay Intertechnology expanded their measurement business through acquisitions, extending the business from its initial focus on precision foil resistors and foil strain gages to include: transducers/load cells, which are force sensors combining strain gages and the metallic structures to which they are bonded; load cell modules that utilize electronic instrumentation and software for measuring the load cell output and; measurement instrumentation and complete systems for process control and on-board weighing.

On October 27, 2009, Vishay Intertechnology announced its intention to spin-off its precision measurement and foil technology businesses into an independent, publicly traded company to be named Vishay Precision Group, Inc. On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders and we became a publicly traded company. We are an established, multi-national company that excels in sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements.

To date, our growth and acquisition strategy was largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating our sensors and electronic measurement instrumentation (containing foil resistors) and software into our measurement systems. Precision foil resistor products are used in many of the control systems that we manufacture. Many of our acquisitions over the years have been directed towards furthering our vertical integration strategy, and we expect to continue to focus our acquisition strategy in this direction.

The following describes some of our acquisitions since 2002 when we were a part of Vishay Intertechnology:

  In January 2002, we acquired the load cell and strain gage business of Sensortronics, Inc. As part of our acquisition of Sensortronics, we obtained a 49% interest in a joint venture in India.
  In June 2002, we acquired Tedea-Huntleigh BV, a leading manufacturer of load cells used in digital scales by the weighing industry. With the Tedea-Huntleigh acquisition, we acquired manufacturing facilities in Israel, the People’s Republic of China and France.
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
  In October 2002, we acquired Celtron Technologies, Inc., another company engaged in the production and sale of load cells used in digital scales for the weighing industry. As part of our acquisition of Celtron, we acquired leased manufacturing facilities in the Republic of China (Taiwan) and the People’s Republic of China.
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
  In April 2007, we completed a tender offer to acquire PM Group PLC, which had been a publicly traded company traded on the London Stock Exchange. PM Group, through its PM Onboard business, is an advanced designer and manufacturer of systems used in the weighing and process control industries. As a part of our acquisition of PM Group, we acquired our manufacturing facility in Bradford, UK.
  In June 2008, we acquired our partner’s 51% interest in the transducers manufacturing joint venture in India. Concurrent with this transaction, we moved into a new leased manufacturing facility in Chennai, India, an operation we moved to an expanded facility we built in Oragadam in 2011.
  In July 2008, we acquired Powertron GmbH, a manufacturer of specialty precision resistors. As a part of our acquisition of Powertron, we acquired our manufacturing facility in Teltow, Germany.

We also have manufacturing facilities in Wendell, North Carolina; Be’er Sheva, Israel; and Holon, Israel.

We were incorporated in Delaware on August 28, 2009. Our principal executive offices are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355. Our main telephone number is 484-321-5300.

Key Business Vision and Strategies

Our vision is to be the leading provider of foil components, sensors, and sensor-based systems with the highest precision, quality, and service for measuring force (weight, pressure, torque, acceleration) and current.

Our strategy is to achieve corporate growth and shareholder value by expanding our existing product portfolio organically, as well as by acquiring complementary technology products that are within our vertically integrated structure and utilize our resistive foil technology. Specifically, we are focused on the following strategic initiatives:

Optimize Core Competence

The Company’s core products incorporate certain technologies to provide customers with precision foil products, force measurement sensors, and systems. Our foil technology products are recognized as global market leaders of strain gages and resistors that provide high precision, high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; innovations in product performance and design; and refining our manufacturing processes.

Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. We believe this new level of foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing and improve productivity and quality.

We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, Costa Rica, Israel, the People’s Republic of China, and the Republic of China (Taiwan), where we can benefit from lower labor costs or available tax and other government-sponsored incentives.

Organic Growth

Our product portfolio is focused, to a significant extent, on specialty products. The development of specialty products requires us to form long-term relationships with our customers. Our specialty products are usually designed to meet unique specifications for OEMs. This often results in our customers creating a non-standard part number used solely to designate our product on their bill of materials. We call this customer activity a “design win”. This activity may create organic growth as the OEM customer begins to order increasing quantities to meet their production requirements, with little or no opportunity to purchase a similar part or utilize competing suppliers. The “design in” time for these initiatives is typically 12 to 24 months.

We expect to continue to use our research and development, engineering, and product marketing resources to introduce new and innovative specialty products. Our ability to react to changing customer needs, emerging markets, and industry trends will continue to be a key to our success.

Our design, research, and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We intend to leverage our insights into customer demand to continually develop and roll out new, innovative products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends in terms of form, fit, and function.

Growth from Targeted Acquisitions

We expect to make strategic acquisitions, particularly where opportunities present themselves to grow our Force Sensors and Weighing and Control Systems segments. Upon completion of acquisitions, we will seek to reduce selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies. In addition, we believe acquired businesses will benefit from our current global manufacturing operations and distribution channels.

Products

Our precision foil resistors and strain gages are based on our proprietary foil technology, which we invented. We manufacture and sell high precision foil resistors, foil strain gages and strain gage instruments containing foil resistors. To date, through our vertical integration strategy, we have added products such as load cells, transducers, weighing modules, and complete systems for process control and on-board weighing applications.

Our product portfolio includes:

  Bulk Metal® foil resistors – Foil resistors are the most precise and stable type of resistors currently available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. Our foil resistors and current sensors are used in applications requiring a high degree of precision and stability, such as in medical applications, precision equipment for front-end and back-end semiconductor testing and semiconductor fabrication equipment, and avionics/military/aerospace applications. A very low value resistor can also be used to calculate electrical current by measuring the small voltage drop across its terminals.
  Foil strain gages – Strain gages are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Typical uses of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. A variety of physical measurements can be made using strain gages attached to metal components including force, weight, pressure, displacement, and acceleration.
  Transducers and load cells – Foil strain gage transducers consist of one or more strain gages bonded to a metallic support. The term “load cell” is primarily used to describe transducers used in weighing applications. A transducer is mounted on a structure that is subjected to weight or other stress, such as the platform of an industrial scale. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example weight or tension. We produce both analog and digital transducers.
  Modules – Modules are transducers combined with a mounting and with external features such as instruments and cables and are used for weighing and control applications.
  Instruments – Instruments measure, process, digitize, display, and record the output of our strain gages, transducers, and control systems.
  Weighing and control systems – Weighing and control systems are integrated systems for the detection and measurement of weight and other types of force, primarily for use in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing.
  PhotoStress® products – PhotoStress coatings and instruments use a unique optical process to reveal and measure the distribution of stresses in structures under live load conditions. They are used to improve structural design in aerospace, automotive, military, civil engineering, industrial, and mechanical applications.

Product Segments

Our products are primarily based on our resistive foil technology which continues to evolve for different applications used in many markets.

Prior to the fourth quarter of 2011, VPG had two reporting segments: Foil Technology Products (the aggregation of our foil resistors and strain gage operating segments); and Weighing Modules and Control Systems (the aggregation of our transducers/load cells and weighing systems operating segments). Based on our current expectations and in order to improve the reporting transparency of our financial information, we will disclose the results of our operations based on three reporting segments: Foil Technology Products; Force Sensors (operating segment formerly referred to as transducers/load cells); and Weighing and Control Systems (operating segment formerly referred to as weighing systems). This presentation is consistent with management’s approach to reviewing the Company’s financial performance and making operating decisions. See Note 14 to our combined and consolidated financial statements for additional information on revenues, income, and total assets by segment and by region.

Foil Technology Products

The Foil Technology Products segment includes our foil resistor and strain gage operating segments. The products in these segments are based on our resistive foil technology, which continues to evolve and enables both products to be suited for new and varied applications. The manufacturing of the foil material is a critical and common component of the Company’s strain gage and precision resistor businesses, and as a result, we experience synergies between our foil resistor and strain gage operating segments. The production cycles for foil resistors and strain gages are similar and many of the same raw materials are utilized in the manufacturing processes for both operating segments. The foil resistor and strain gage products require a similar level of labor and capital. Our strain gage operating segment sells a significant amount of foil inventory to the Company’s foil resistor operating segment. A majority of products from this operating segment are sold to third parties as “standard catalog items”; the remainder of this segment’s products are sold as non-standard and/or custom products to third parties and to our Force Sensors segment.

Force Sensors

The Force Sensors segment includes a broad line of load cells and force measurement transducers that are offered as precision sensors for industrial and commercial use. Typical applications include the weighing industry, process control weighing, medical devices, construction vehicles, and agricultural equipment. These sensors use our Foil Technology Products, which serve as sensing elements and components within each unit. Further integration of our load cells is also offered as weighing modules, which provide customers with a complete sensor assembly that may be used within a wide variety of digital scales. A majority of products from this segment are sold to third parties as “standard catalog items”; the remainder of this segment’s products are sold as non-standard and/or custom products to third parties and to our Weighing and Control Systems segment. Direct sales channels (field application engineers (“FAEs”)) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used, but only to a small degree, for those customers that desire primarily standard, “as is” products.

Weighing and Control Systems

The Weighing and Control Systems segment designs and manufactures complete systems comprised of load cells and instrumentation for weighing and force control/measurement for a variety of uses, including on-board weighing and overload monitor systems. The Weighing and Control Systems segment acquires almost all of the load cells it requires from our Force Sensors segment. As such, the Company considers the load cell production line to be an integral component of the Weighing and Control Systems segment’s production process. Other major components that comprise our systems are: electronic displays; signal processors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of weight or force. Direct sales channels (FAEs) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used, but only to a small degree, for those customers that desire primarily standard, “as is” products.

Qualifications and Specifications

Certain of our products must be qualified or approved under various military and aerospace specifications and other standards.

We have qualified certain of our foil resistor and sensor products under various military specifications approved and monitored by the United States Defense Logistics Agency (“DLA”), and under certain European military specifications, and various aerospace standards approved by the U.S. National Aeronautics and Space Administration (“NASA”) and the European Space Agency (“ESA”).

Certain of our load cell and instrumentation products are approved by the National Type Evaluation Program (“NTEP”) and International Organization of Legal Metrology (“OIML”). Many of our weighing systems must also meet these standards to make them usable for legal-for-trade weighing applications. Products and systems that are to be used in hazardous areas, where explosive atmospheres might exist, must comply with special safety standards, such as the European Atmosphère Explosible (“ATEX”) Standard and the U.S. Factory Mutual (“FM”) Standard.

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

Manufacturing Operations

Our principal manufacturing facilities are located in Israel, the United States (North Carolina), India, the People’s Republic of China, Japan, and Costa Rica. We also have manufacturing facilities in Germany, Sweden, the United Kingdom, the Republic of China (Taiwan), and France. Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

We have quality systems at all of our major manufacturing facilities approved under the ISO 9001 international quality control standard. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

To maintain our cost competitiveness, we are pursuing our strategic initiatives to shift manufacturing emphasis to more advanced automation in higher-labor-cost regions and to relocate production to regions with skilled workforces and relatively lower labor costs. See Note 5 to our combined and consolidated financial statements for further information related to our restructuring efforts, as well as additional information in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management.”

Sources of Supplies

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. The principal materials used in our products include various metallic foil alloys, aluminum, stainless steel, tool steel, plastics, and for a few products, gold. Some of the most highly specialized materials for our sensors are sourced from a single vendor. We maintain a safety stock inventory of certain critical materials at our facilities. Our products do not contain significant amounts of precious metals. We do not purchase any rare earth metals or tantalum.

Due to our vertical integration structure, our Force Sensors and Weighing and Control Systems segment products are based principally on strain gages produced by our Foil Technology Products segment.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s tax incentive and employment programs. These benefits take the form of reduced tax rates that are lower than those in the United States as well as government grants.

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

Customers and Marketing

Our customer base is diversified in terms of industry, geographic region, and range of product needs. No single customer accounts for more than 5% of our net revenues. The vast majority of our products are used in the broad industrial market, with selected uses in military/aerospace, medical, agricultural, and construction. Within the broad industrial market, our products serve a wide variety of applications in waste management, bulk hauling, logging, scales manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.

Our sales are global, with approximately 37% of our net revenues attributable to customers in the Americas, approximately 44% of our revenues attributable to customers in Europe, and approximately 19% of our revenues attributable to customers in Asia. We sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), independent distributors, and for our force sensors and weighing and control systems products, we sell directly to end-use customers. During 2011, sales channels for our three reporting segments were as follows:

	Foil		Weighing
	Technology	Force	and Control
	Products	Sensors	Systems
OEM's	63%	69%	33%
EMS	8%	-	-
Distributors	29%	25%	18%
End users	-	6%	49%
	100%	100%	100%

Many of our products have historically been sold by dedicated sales forces consisting mainly of FAEs focusing on specific market segments or specific customers. The FAEs help identify the products in our portfolio that best meet the needs of our customers and provide technical and applications support. Their in-depth knowledge of customer needs is a key factor in new product design and future research and development initiatives.

Competition

Competition in the markets where we sell the bulk of our products is extremely fragmented, both geographically and by application. As a result, we face numerous regional and niche product competitors, many of which are well established in their markets. To our knowledge, there are no competitors with the same product mix as us. Our competitors range from very small, local companies to large, international companies with greater financial resources than us.

Our foil resistors and our foil strain gages, where we maintain a leading market share, are based on our proprietary technology. Competitors often compete in this area with functionally equivalent but alternative products.

Our competitive position depends on our ability to maintain a competitive advantage on the basis of superior product capability and performance, product quality, know-how, proprietary data, market knowledge, service capability, business reputation, and to a lesser extent, price competitiveness. Our sales and marketing programs aim to offer our customers a broad range of world-class precision technologies, and superior global sales and support.

Research and Development

Many of our products, manufacturing techniques, and technologies have been invented, designed, and developed by our engineers and scientists. Special proprietary resistive metallic foil is the most important material in both our foil resistors and our foil strain gages, and our research and development activities related to foil materials is an important linkage between these two products. We maintain strategically placed design centers where proximity to customers enables us to more easily monitor and satisfy the needs of local markets. These design centers are located in Israel, the United States, Sweden, Japan, the United Kingdom, India, the People’s Republic of China, the Republic of China (Taiwan), Germany and France.

We also maintain research and development staff and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individualized product development at specific manufacturing facilities that occasionally has applications at other facilities.

Our research and development staff and our sales force are closely linked. Our sales force is comprised of individuals with an engineering background who can help meet the needs of our customers for technical and applications support. This in-depth knowledge of customer needs and specifications is a key factor in future research and development initiatives.

Research and development will continue to play a key role in our efforts to introduce innovative products for new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base and, ultimately, our financial performance. To that end, we expect to increase our R&D expenditures in order to fill the product development pipeline and lay the foundation for future sales growth.

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

Employees

As of December 31, 2011, we employed approximately 2,350 full-time employees, of whom approximately 86% were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.

Executive Officers

The following table sets forth certain information regarding our executive officers as of [March 12, 2012]:

Name	Age	Positions
Ziv Shoshani	45	Chief Executive Officer, President, and
		Director
William M. Clancy	49	Executive Vice President and Chief Financial
		Officer
Thomas P. Kieffer	59	Sr. Vice President – Chief Technical Officer

Ziv Shoshani is our Chief Executive Officer and President, and also serves on the board of directors. Mr. Shoshani was Chief Operating Officer of Vishay Intertechnology from January 1, 2007 to November 1, 2009. During 2006, he was Deputy Chief Operating Officer of Vishay Intertechnology. Mr. Shoshani was Executive Vice President of Vishay Intertechnology from 2000 to 2009 with various areas of responsibility, including Executive Vice President of the Capacitors and the Resistors businesses, as well as heading the Measurements Group and Foil Divisions. Mr. Shoshani had been employed by Vishay Intertechnology since 1995. He continues to serve on the Vishay Intertechnology board of directors. Mr. Shoshani is a nephew of the late Dr. Felix Zandman, the founder of Vishay Intertechnology.

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

Company Information and Website

We began filing annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 after our spinoff from Vishay Intertechnology on July 6, 2010. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our company website can be found on the Internet at www.vishaypg.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://ir.vishaypg.com and click on “SEC Filings”/ “Documents”.

The following corporate governance related documents are also available on our website:

  Corporate Governance Principles
  Code of Business Conduct and Ethics
  Code of Ethics Applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer or Controller
  Audit Committee Charter
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

We face various degrees and types of competition in our different businesses. In some cases our products compete directly with those of third party competitors. In other cases, competition at one business, such as for our Weighing and Control Systems segment, may affect the sales of our products that we incorporate in those systems from other segments, such as load cells and strain gages.

We have a significant market position in foil resistors and foil strain gages. Foil resistors and foil strain gages are also produced by competitors, principally located in China. We believe that our foil technology products provide superior performance relative to our competitors, but that could change if our competitors succeed in developing and introducing innovative competitive offerings. Also, our foil strain gages compete with other types of strain gages, such as semiconductor strain gages, which we do not manufacture. We believe that other types of strain gages are not as reliable or stable as our foil strain gages, but that could change as the technology for these other products continues to evolve. The ability of these competitors to improve the competitiveness or pricing of their products relative to our offering could adversely affect us.

The market for transducer/load cell products is highly fragmented and very competitive. Our load cell modules and systems face competition from numerous other load cell module and systems manufacturers. Competition for modules and systems is most often based on customer relationships, product reliability, technical performance, and the ability to anticipate and satisfy customer needs for specific design configurations. Many other manufacturers have more experience in particular geographic markets and specific applications than we do, and may be better positioned to compete in these areas. We cannot assure you that we will be able to successfully grow our business in the face of these competitive challenges.

Our vertical product integration exposes us to certain risks.

Our business organization is focused on vertical product integration. For example, we use our strain gages in our force sensor products and our force sensor business is our largest customer (by volume) for our strain gages. Our weighing and control systems business primarily uses our force sensor products in its systems. We also sell our strain gages and force sensor products to third-party customers. Many of the acquisitions which form the core operations of our business in recent years have been directed towards furthering our vertical integration organization.

While we believe this has been and will continue to be a sound business strategy, vertical product integration and the resulting interdependencies of our divisions exposes us to certain risks. As a consequence of our vertical integration, our force sensors business may compete with certain of our customers and potential customers for strain gages while our systems may compete with certain of our customers and potential customer for force sensors, who, for that reason, may elect not to do business with us.

Also, acquisitions that we pursue may fail to be successfully integrated with our existing businesses or may otherwise not succeed as we anticipate. Any of these outcomes could materially and adversely affect our company.

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

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other credit metrics. Our revolving credit facilities require us to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios. We cannot assure that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to make an acquisition with equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

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

Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released on April 30, 2011, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.

A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. Those countries where particular concern is expressed include China, where the USTR is concerned that China may treat foreign owned intellectual property differently than that owned or developed in China, and India, where the expressed concern was India's weak legal framework and ineffective overall enforcement. Argentina and Indonesia were also identified because of problems in intellectual property enforcement, while Venezuela was cited as having had a deterioration in intellectual property protection. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent and other intellectual property rights on a worldwide basis. As a result, it is possible for third parties to use our proprietary technology in certain countries without us having the ability to enforce our rights in those countries.

The success of our business is highly dependent on maintenance of intellectual property rights.

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We seek to protect trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure and intellectual property assignment agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. In general, we do not employ non-compete agreements for our employees although certain executives are subject to non-compete arrangements. These agreements may, however, be breached or be found unenforceable, and we may not have an adequate remedy for any such breach of, or inability to enforce, these agreements. We may initiate, or be subject to, claims or litigation for infringement of proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

We may be exposed to product liability claims.

While our agreements with our customers and distributors typically contain provisions designed to limit our exposure to potential material product liability claims, including appropriate warranty, indemnification, damages waiver and limitation of liability provisions, it is possible that such provisions may not be effective under the laws of some jurisdictions, thus exposing us to substantial liability. Moreover, defending a suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel. If product liability claims are brought against us, the costs associated with defending such claims may adversely affect our results of operations and future cash flows.

We must expend significant resources to obtain design wins without assurance that we will be successful.

In many cases, we must initiate communication with our customers, and convince the customer that our products and systems will offer solutions for its business that are technically superior and more cost effective compared to their existing arrangements. To do so we must often expend significant financial and human resources to develop technologically compelling products or systems with no guarantee that they will be adopted by our customers. The non-recurring engineering (“NRE”) costs for product development in these cases could be substantial and may adversely affect our profitability if we are unable to recover these costs.

Also, customers will often require a lengthy period of onsite testing before committing to purchase a product or system, during which period we will not receive material revenue from the customer. While a design win for our products and systems may result in a long period of recurring revenue during which we hope to recover our costs, we must often internally finance our development costs over significant time periods. If our products or systems fail to gain acceptance with our customers, we will likely be forced to absorb substantial NRE costs, which could adversely affect our business.

The long development times for certain of our products and systems may result in unpredictable fluctuations in revenue and results of operations.

Our force sensor products and weighing and control systems often involve long product development cycles, both to develop the product or system and to secure customer acceptance following what may be a lengthy onsite testing period. During product development and testing, we may incur substantial costs without corresponding revenues. If our custom product or system is ultimately accepted by the customer, we may then begin to realize substantial revenues from our development efforts.

In particular, our weighing and control systems can be priced for several hundred thousand dollars per unit, so that a contract to acquire one or more units can materially contribute to our revenues during the period or periods that we are permitted to recognize the contract revenues for accounting purposes. The nature of our products and systems may therefore result in substantial fluctuations in our operating results, including revenues and profitability, from period to period, even though there has been no fundamental change in our business or its prospects. This may make it difficult for investors to undertake period-to-period comparisons of our performance. Also, the fluctuating nature of key components of our revenues may limit the visibility of our management regarding performance in future periods and make it more difficult for our management to provide guidance to our investors.

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

The nature of the market for our products may render them particularly susceptible to downturns in the economic environment.

Our products are designed to replace and provide superior functionality over existing product infrastructure utilized by our customers. Often, it is only after introductory demonstrations by our sales and engineering teams that our customers come to appreciate the advantages of our products and systems and the long-term benefits of their adoption. Market factors, such as the recession that we have recently experienced, may make customers less receptive to adopting new technological solutions at our suggestion; even ones with demonstrated operational and financial advantages. During these periods, customers may defer or even cancel orders for products and systems for which they have previously contracted or given indications of interest.

Also, since our business is concentrated largely in the industrial sector, we do not benefit from countervailing fluctuations in consumer demand. As a result, our business may be more significantly affected by the consequences of a general economic slowdown than other segments of our industry and may also take longer to recover from the effects of a slowdown.

Another sustained slowdown or significant downturn in our global markets could materially and adversely affect our results of operations, financial condition or cash flows again.

Although emerging markets, notably China and India, experienced strong growth and certain domestic markets showed more robust recoveries in 2011, the global economy remains fragile. Growth rates in certain of our markets began to slow in the second half of 2011, particularly in our European markets where the recovery remains sluggish due to the unwinding of fiscal stimuli, lingering high unemployment, concerns over European sovereign debt issues and the tightening of government budgets. As a result, further disruptions in Europe or in other economies could affect our revenues or liquidity. Continued inflationary pressures in emerging market countries could cause their governments to further tighten credit and raise interest rates, resulting in slowing economic growth. If the global economy, or some of our significant markets, were to undergo a sustained slowdown or another significant downturn, depending upon the length, duration and severity of such a slowdown or downturn, our results of operations, financial condition and cash flow would almost certainly be materially adversely affected.

Our backlog is subject to customer cancellation.

Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers, particularly for our foil technology products, often cancel orders when business is weak and inventories are excessive, a situation that we have experienced during periods of economic slowdown. Therefore, we cannot be certain that the amount of our backlog accurately forecasts the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.

The complexity of our sophisticated weighing and control systems may require costly corrections if design flaws are found.

Our weighing and control systems combine sophisticated electronic hardware and computer software. We believe that the sophistication of our systems contributes to their competitive advantage over similar products offered by other system integrators. We go to substantial lengths to assure that our system products are free of design flaws when they are delivered to our customers for installation and testing. However, due to the systems’ complexity, design flaws may occur and require correction. If the requisite corrections are substantial or difficult to implement due to the system’s complexity, we may not be able to recover the costs of correction and retesting, with the result that our profit margins on these systems could be substantially reduced, or even negated by losses, and our results of operations could be materially and adversely affected.

Our results are sensitive to raw material availability, quality, and cost.

Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. The materials that are only available from a limited number of sources include certain molding compounds, metal package suppliers, low resistance switches, polyimide film and laminating adhesives. We generally maintain a supply of strategic raw materials for continuity and risk management. Our customers would need significant advance notification to qualify alternative materials, if we had to use them. Alternative suppliers are available worldwide for most of our raw materials, but significant time (between 3 to 12 months) would be required to qualify new suppliers and establish efficient production scheduling.

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

We have qualified certain of our foil resistor products under various military specifications approved and monitored by the DLA, and under certain European military specifications, and various aerospace standards approved by NASA and the ESA.

Certain of our force sensor products are approved by the NTEP and OIML. Our on-board weighing systems must meet approved standards to make them legal-for-trade.

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

The competitive environment of our business requires us to attract and retain highly qualified personnel to develop technological innovations and bring them to market on a timely basis. Our complex operations also require us to attract and retain highly qualified administrative personnel in functions such as legal, tax, accounting, financial reporting, and treasury. The market for personnel with such qualifications is highly competitive. We have not entered into employment agreements with many of our key personnel.

The loss of the services of or the failure to effectively recruit qualified personnel could have a material adverse effect on our business.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Beginning with the year ended December 31, 2011, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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

As a result of the spin-off, we had to integrate unrelated information technology systems across our company and transition certain information technology services provided by Vishay Intertechnology to our own systems. While we have substantially completed this effort, the integration and transition is not finished. Many key strategic initiatives of major business functions depend on information technology systems, and if we fail to properly execute or if we miss critical deadlines in the implementation of these initiatives, we could experience disruption and harm to our business, such as adversely affecting our ability to process orders, invoice, report our results, and manage our business.

Our two credit facilities subject us to financial and operating restrictions.

In each of October 2010 and November 2011, we entered into separate three-year revolving credit agreements with banks which we expect to use for working capital and other purposes. Each credit agreement subjects us to certain restrictions. These restrictions may affect, and in some cases significantly limit or prohibit, among other things, our ability to:

  borrow additional funds;
  pay dividends or make other distributions;
  make investments, including capital expenditures;
  complete acquisitions;
  engage in transactions with affiliates or subsidiaries; or
  create liens on our assets.

Each credit agreement also requires us to maintain certain financial ratios. If we fail to comply with the covenant restrictions contained in either credit agreement, that failure could result in defaults under both credit agreements that would accelerate the maturity of the indebtedness under the agreements.

Unexpected events, such as a natural disaster, could disrupt our operations and adversely affect our results of operations.

We have manufacturing and other facilities in countries around the world. Unexpected events, including fires or explosions at facilities; natural disasters, such as hurricanes and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. We have a manufacturing facility in northwest Japan and a sales office in Tokyo. Although these facilities are not located near the epicenter of the March 2011 Sendai earthquake, our Japan operations were affected by the impact of the natural disaster affecting Japan generally. Specifically, we experienced temporary rolling blackouts, decreased access to raw materials and limited ability to ship inventory. If similar conditions were to arise with respect to the Japan facility or other facilities, as a result of a natural disaster or other unexpected event, they may result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities, the temporary disruptions of information systems, and/or an adverse effect on our results of operations.

Changes in our tax rate or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns and changes in tax laws. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by foreign tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

The Obama administration has announced proposals to tax profits of U.S. companies earned abroad. While it is not possible to predict whether any such proposals will be implemented and how they will ultimately impact us, they may adversely impact our results of operations.

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

Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries with lower production costs or other incentives, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). During this process, we may experience under-utilization of certain plants and factories in high-labor-cost regions and capacity constraints in plants and factories located in low-labor-cost regions. Also, we may experience delays in the expected transition from a higher cost location to a lower cost one that result in greater than expected use of the higher cost facility. This transitional utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with workforce reductions and plant closings in the higher-labor-cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions. In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of layoffs or termination of our employees in high-labor-cost countries.

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

Our business has been in operation in Israel for over 40 years. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. However, we might be adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

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

From time to time, as part of Vishay Intertechnology, we utilized forward contracts to hedge a portion of projected cash flows from these exposures. As of December 31, 2010, we did not have any outstanding foreign currency forward exchange contracts. Beginning in 2011, the Company entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. The notional amount of the derivative contracts is approximately 35.6 million shekels and has a fair value of ($0.4) million at December 31, 2011. A net loss on these contracts of $0.6 million was recorded for the year ended December 31, 2011. As of December 31, 2011, we did not have in place any other arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.

A change in the mix of the currencies in which we transact our business could have a material effect on results of operations. Furthermore, the timing of cash receipts and disbursements could have a material effect on our results of operations, particularly if there are significant changes in exchange rates in a short period of time.

Risks Stemming from the Spin-off

Background

On October 27, 2009, Vishay Intertechnology announced its intention to spin-off its precision measurement and foil resistor businesses into an independent, publicly traded company to be named Vishay Precision Group, Inc. On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders.

Prior to the spin-off, we entered into a series of agreements that, among other things, allocated assets, liabilities and obligations between Vishay Intertechnology and us and required cooperation between the parties to fulfill the terms of the spin-off and specified the conditions to the spin-off.

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

We use the mark Vishay as part of our name and in connection with many of our products. Our use of the Vishay mark is governed by an agreement between us and Vishay Intertechnology, giving us a perpetual, royalty-free, worldwide license for the use of the mark. We believe that it is important that we continue the use of the Vishay name in order to benefit from the reputation of the Vishay brand, which was first used in connection with our foil resistors and strain gages when Vishay Intertechnology was founded 50 years ago.

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

A significant drop in our stock price could expose us to costly and time consuming litigation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse effect on our business.

The holders of Class B common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. The ownership of Class B common stock is highly concentrated, and holders of Class B common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders. As a result of the passing of the former executive chairman and chief technical and business development officer of Vishay Intertechnology and the founder of our technology, Dr. Felix Zandman, Mrs. Ruta Zandman controls the voting of, solely or on a shared basis with Marc Zandman (our Chairman) and Ziv Shoshani (our Chief Executive Officer), approximately 76.8% of our Class B common stock, representing 34.9% of the total voting power of our capital stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our business has approximately 16 manufacturing locations. Our manufacturing facilities include owned locations and locations leased from third parties, including Vishay Intertechnology. The principal locations of our manufacturing facilities, along with available space including administrative offices, are listed below:

		Approx. Available
	Reporting segment	Space (square feet)
Owned Locations
Oragadam, India (b)	Force Sensors	129,000
Wendell, North Carolina USA	Foil Technology Products	106,000
Holon, Israel	Foil Technology Products	97,000
Bradford, United Kingdom	Weighing and Control Systems	86,000
Carmiel, Israel	Force Sensors	80,000
Akita, Japan (a)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors	11,000
Alajuela, Costa Rica	Foil Technology Products	7,000

Third-Party Leased Locations

Tianjin, People’s Republic of China	Force Sensors	67,000
Beijing, People’s Republic of China	Force Sensors	49,000
Chennai, India (b)	Force Sensors	35,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Teltow, Germany	Foil Technology Products	5,000

Locations Leased from Vishay Intertechnology (shared location)

Be’er Sheva, Israel	Foil Technology Products	14,000

(a)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
(b)	In 2012 the Chennai facility will be closed and production will be moved to a location in Oragadam, India. The Oragadam building is owned and the land is held under a 99 year lease.

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.

Our corporate headquarters are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. Data for 2010 is provided only for the third and fourth quarters because VPG became a publicly traded company on July 6, 2010 (the first day of the third quarter). The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. Stock dividends or distributions on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 1,000 at March 12, 2012.

	2011		2010
	High	Low	High		Low
Fourth Quarter	$16.49	$12.86		$19.25		$15.12
Third Quarter	$18.10	$12.92		$16.08		$10.20
Second Quarter	$19.28	$14.56	NA		NA
First Quarter	$20.25	$15.56	NA		NA

We have two classes of common stock: common stock and Class B common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B common stock are entitled to 10 votes for each share held. At March 12, 2012 we had outstanding 1,025,176 shares of Class B common stock, par value $.10 per share. Currently, the holders of VPG’s Class B common stock hold approximately 45% of the voting power of our Company. As a result of the passing of the former executive chairman and chief technical and business development officer of Vishay Intertechnology and the founder of our technology, Dr. Felix Zandman, Mrs. Ruta Zandman controls the voting of, solely or on a shared basis with Marc Zandman (our Chairman) and Ziv Shoshani (our Chief Executive Officer), approximately 76.8% of our Class B common stock, representing 34.9% of the total voting power of our capital stock.

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return on the Company’s common stock over an eighteen month period (from its initial listing on July 6, 2010), with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of seven publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at July 6, 2010 and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		7/6/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Vishay Precision Group, Inc.	Cum $	100.00	133.42	161.03	133.93	144.27	112.65	136.58
Russell 2000 Index	Cum $	100.00	111.29	129.38	139.65	137.41	107.37	123.98
Peer Group *	Cum $	100.00	120.26	158.77	179.54	188.28	141.80	148.98

*The management-selected peer group includes: Measurement Specialties, MTS Systems, Kyowa Electronic Instruments, Mettler-Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2011 and the balance sheet data as of December 31, 2011, 2010, 2009, and 2008 have been derived from our audited combined and consolidated financial statements. The balance sheet data as of December 31, 2007 has been derived from our unaudited financial statements.

Our historical financial data for all periods prior to July 6, 2010 are not necessarily indicative of our future performance or what our financial position and results of operations would have been if we had operated as a separate, stand-alone entity during those periods shown. The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2011	2010	2009	2008 (c)	2007 (d)
Statement of Operations Data:
Net revenues	$238,107	$207,524	$171,991	$241,700	$239,036
Costs of products sold	154,996	130,396	119,286	161,804	154,525
Gross profit	83,111	77,128	52,705	79,896	84,511

Selling, general, and administrative expenses	66,847	57,297	43,356	51,714	48,017
Restructuring and severance costs	-	-	2,048	6,349	356
Impairment of goodwill	-	-	-	93,465	-
Operating income (loss)	16,264	19,831	7,301	(71,632)	36,138

Other income (expense):
Interest expense	(276)	(390)	(1,237)	(1,574)	(2,294)
Other	(878)	(928)	714	4,780	2,788
Other income (expense) - net	(1,154)	(1,318)	(523)	3,206	494

Income (loss) before taxes	15,110	18,513	6,778	(68,426)	36,632

Income tax expense	4,316	6,770	5,057	5,689	8,829

Net earnings (loss)	10,794	11,743	1,721	(74,115)	27,803
Less: net earnings attributable to
noncontrolling interests	23	37	17	15	111
Net earnings (loss) attributable to VPG
stockholders /parent (b)	$10,771	$11,706	$1,704	$(74,130)	$27,692

Earnings (loss) per share data:
Basic	$0.81	$0.88	$0.13	$(5.56)	$2.08
Diluted	$0.78	$0.85	$0.13	$(5.56)	$2.08

Wt. avg. shares outstanding – basic (a)	13,343	13,332	13,332	13,332	13,332
Wt. avg. shares outstanding – diluted (a)	13,834	13,787	13,332	13,332	13,332

Balance Sheet Data:
Cash and cash equivalents	$80,828	$82,245	$63,192	$70,381	$56,803
Total assets	256,605	248,713	209,779	254,863	319,981
Net payable to affiliates	-	-	18,495	47,436	29,477
Long-term debt, less current portion	11,463	11,692	1,551	1,761	2,237
Working capital	140,978	136,429	102,489	145,363	127,667
Total VPG stockholders'/parent equity	184,785	176,785	148,090	150,158	229,420

(a)	For periods prior to July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic and diluted earnings per common share for periods presented prior to July 6, 2010, as no common stock of the Company existed prior to July 6, 2010.

(b)	For the periods from July 6, 2010 to December 31, 2011, net earnings are attributable to VPG stockholders and for the periods prior to July 6, 2010, net earnings (loss) are attributable to Vishay Intertechnology.

(c)	Includes the results of Vishay Transducers India Limited from June 30, 2008 and of Powertron GmbH from July 23, 2008, the respective dates of acquisition.

(d)	Includes the results of PM Group PLC from April 19, 2007, the date of acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

VPG is an internationally recognized designer, manufacturer and marketer of components based on resistive foil technology, sensors and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements. We provide vertically integrated products and solutions that are primarily based upon our proprietary foil technology. These products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographical locations that also optimize our resources for specific technologies, sensors, assemblies and systems.

The Company’s products are precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion or acceleration, especially in the legal-for-trade, commercial, and industrial marketplace in a wide variety of applications. Our products are not typically used in the consumer market.

The precision sensor market is growing as a result of the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as OEMs strive to make products “smarter”, they are generally integrating more sensors to link the analog/physical world with digital control and/or response.

Until July 6, 2010, our business was part of Vishay Intertechnology, and our assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Since the spin-off on July 6, 2010, we have operated as an independent, publicly traded company, and Vishay Intertechnology does not retain any ownership interest in us.

Prior to the fourth quarter of 2011, VPG had two reporting segments: Foil Technology Products (the aggregation of our foil resistors and strain gage operating segments); and Weighing Modules and Control Systems (the aggregation of our transducers/load cells and weighing systems operating segments). Based on our current expectations and in order to improve the reporting transparency of our financial information, we will disclose the results of our operations based on three reporting segments: Foil Technology Products; Force Sensors (operating segment formerly referred to as transducers/load cells); and Weighing and Control Systems (operating segment formerly referred to as weighing systems). This presentation is consistent with management’s approach to reviewing the Company’s financial performance and making operating decisions. The Foil Technology Products reporting segment includes precision foil resistors and strain gages. The Force Sensors reporting segment is comprised of transducers, load cells and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control and on-board weighing applications.

Net revenues for the year ended December 31, 2011 were $238.1 million versus $207.5 million for the prior year period. Net earnings for the year ended December 31, 2011 were $10.8 million, or $0.78 per diluted share, versus $11.7 million, or $0.85 per diluted share, for the prior year period.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2010 and through the fourth quarter of 2011 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2010	2011	2011	2011	2011
Net revenues	$54,827	$59,525	$62,133	$60,037	$56,412

Gross profit margin	38.2%	35.3%	35.6%	35.3%	33.4%

End-of-period backlog	$40,300	$47,100	$48,500	$45,900	$42,400

Book-to-bill ratio	0.97	1.09	1.02	0.97	0.95

Inventory turnover	2.87	3.17	3.27	3.11	3.02

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Net revenues in each quarter of 2011 exceeded the revenues from the fourth quarter of 2010. However, there has been a sequential decrease in revenues since the second quarter of 2011. The decline from the second to the third quarter reflects the historical seasonal slowdown in Europe. The decline from the third quarter to the fourth quarter of 2011 was the result of a significant decrease in demand from our European customer base and manufacturing capacity issues in our Foil Technology Products segment.

Gross profit margins have remained fairly consistent over the first three quarters of 2011 with a decline to 33.4% in the fourth quarter. The gross margins in the fourth quarter of 2011 were impacted by capacity issues in our Foil Technology Products segment and lower volume; start-up costs at our new India facility; and product mix in the Force Sensors segment. The gross profit margin in the fourth quarter of 2010, included “favorable” inventory adjustments related to the capitalization of $0.3 million of standard cost variances into inventory and a $0.2 million adjustment to increase the carrying value of inventories based on the results of the Company’s annual physical inventories taken during that period, both of which resulted in an increase to earnings.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by reporting segment for the five quarters beginning with the fourth quarter of 2010, through the fourth quarter of 2011 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2010	2011	2011	2011	2011
Foil Technology Products
Net revenues	$26,519	$28,178	$29,030	$28,407	$26,561
Gross profit margin	46.6%	44.3%	46.0%	43.1%	40.5%
End-of-period backlog	$20,500	$24,800	$25,300	$24,000	$22,500
Book-to-bill ratio	0.98	1.13	1.01	0.97	0.95
Inventory turnover	3.56	3.71	3.60	3.65	3.54

Force Sensors
Net revenues	$15,645	$17,738	$18,550	$18,029	$17,216
Gross profit margin	23.7%	20.3%	16.4%	21.6%	18.1%
End-of-period backlog	$13,100	$13,800	$15,000	$14,100	$13,200
Book-to-bill ratio	0.92	1.02	1.07	0.96	0.96
Inventory turnover	2.00	2.28	2.55	2.26	2.24

Weighing and Control Systems
Net revenues	$12,663	$13,609	$14,553	$13,601	$12,635
Gross profit margin	38.7%	36.3%	39.1%	37.3%	39.2%
End-of-period backlog	$6,700	$8,500	$8,200	$7,800	$6,700
Book-to-bill ratio	1.02	1.11	0.97	0.99	0.93
Inventory turnover	4.27	5.04	4.87	4.74	4.59

Optimize Core Competence

The Company’s core products incorporate certain technologies to provide customers with precision foil products, force measurement sensors, and systems. Our foil technology products are recognized as global market leaders of strain gages and resistors that provide high precision, high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, tilt, motion, torque, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; innovations in product performance and design; and refining our manufacturing processes.

Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. We believe this new level of foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing and improve productivity and quality.

Our design, research, and product development teams, in partnership with our marketing teams, drive our efforts to bring innovations to market. We intend to leverage our insights into customer demand to continually develop and roll out new, innovative products within our existing lines and to modify our existing core products in ways that make them more appealing, addressing changing customer needs and industry trends in terms of form, fit, and function.

Acquisition Strategy

To date, our growth and acquisition strategy largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating our load cells and electronic measurement instrumentation and software into our weighing and control systems. Precision foil resistor products are also used in many of the control systems that we manufacture.

We expect to make strategic acquisitions, particularly where opportunities present themselves to grow our Force Sensors segment and our Weighing and Control Systems segment. Upon completion of acquisitions, we will seek to reduce selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies. In addition, we believe acquired businesses will benefit from our current global manufacturing operations and distribution channels.

Research and Development

Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. To that end, we expect to increase our R&D expenditures in order to fill the product development pipeline and lay the foundation for future sales growth. The amount charged to expense for research and development aggregated $6.8 million, $6.0 million, and $4.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Cost Management

To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-labor-cost countries to lower-labor-cost countries, such as Costa Rica, India, and Israel. This will enable us to become more efficient and cost competitive, and also maintain tighter controls of the operation.

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

In response to the economic downturn, during the latter half of 2008 and continuing into 2009, we undertook significant measures to reduce costs. This included a temporary idling of manufacturing capacity to adapt to sellable volume and limiting the building of product for inventory. It also included permanent employee terminations, temporary layoffs and shutdowns. We incurred restructuring and severance costs of $2.6 million as a result of these programs in response to the global recession. Of these amounts, $2.0 million were recorded in the year ended December 31, 2009.

We did not initiate any new restructuring programs during the years ended December 31, 2011 and December 31, 2010 and thus did not record any restructuring expenses during those years.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency.

For the year ended December 31, 2011, exchange rate impacts were favorable to net revenues by $6.7 million and unfavorable to costs of products sold and selling general and administrative expenses by $7.8 million when compared to the prior year period. For the year ended December 31, 2010, exchange rate impacts were unfavorable to net revenues by $1.1 million and unfavorable to costs of products sold and selling general and administrative expenses by $2.2 million when compared to the prior year period.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 to our combined and consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates by management.

Revenue Recognition

We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss pass at the point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

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

Derivative Contracts

Beginning in 2011, the Company entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. This exposure results from our Israeli operations utilizing the U.S. dollar as their functional currency. We do not utilize derivatives or other financial instruments for trading or other speculative purposes. We record all derivatives in the balance sheet as either assets or liabilities at fair value. We have not designated any derivatives as hedges for accounting purposes, and as such the changes in the fair value of derivatives are recognized in current period earnings as a component of other income (expense). In determining fair value, we consider both the counterparty credit risk and our own credit worthiness. To determine our own credit risk we estimate our own credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, our credit risk was quantified by reference to publicly–traded debt with a corresponding rating.

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

Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 84% of our retirement obligations at December 31, 2011. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

Income Taxes

In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of recoverability of certain deferred tax assets which arise from temporary differences between tax and the financial statement recognition of revenue and expense. We record a valuation allowance to reduce our deferred tax assets to equal an amount that is more likely than not to be realized. In assessing the realizability of deferred tax assets, we consider future taxable income by tax jurisdiction and tax planning strategies. If we were to determine that we will be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would decrease income in the period such determination was made. See Note 6 of the combined and consolidated financial statements.

Change in tax laws and tax rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for the anticipated settlement of tax audits in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. Our income tax expense includes amounts intended to satisfy income tax assessments that result from these audits. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgment and estimates. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our estimate of tax liabilities. If amounts actually paid ultimately prove to be greater or less than the recorded amounts, the change would result in tax expense or benefit being recognized in the period. We have evaluated our uncertain tax positions and believe that our reserve, including related interest and penalties, is adequate.

Earnings generated by our non-U.S. subsidiaries are deemed to be reinvested outside of the United States indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. Withholding taxes of approximately $19.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 2011.

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

Results of Operations – Years Ended December 31, 2011, 2010, and 2009

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2011	2010	2009
Costs of products sold	65.1%	62.8%	69.4%
Gross profit	34.9%	37.2%	30.6%
Selling, general, and administrative expenses	28.1%	27.6%	25.2%
Operating income	6.8%	9.6%	4.2%
Income before taxes	6.3%	8.9%	3.9%
Net earnings	4.5%	5.7%	1.0%
Net earnings attributable to VPG stockholders/parent	4.5%	5.6%	1.0%
____________________
Effective tax rate	28.6%	36.6%	74.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Net revenues	$238,107	$207,524	$171,991
Change versus prior year	$30,583	$35,533
Percentage change versus prior year	14.7%	20.7%

Changes in net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	12.0%	22.1%
Change in average selling prices	-0.7%	-0.5%
Foreign currency effects	3.3%	-0.6%
Other	0.1%	-0.3%
Net change	14.7%	20.7%

During the year ended December 31, 2011, the increase in revenues when compared to the prior year period was the result of volume increases from all three reporting segments. The fluctuation in foreign currencies also aided the improvement in revenues.

During the year ended December 31, 2010, our sales volume increased with improving economic conditions.

Gross Profit and Margins

Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2011	2010	2009
Gross margin percentage	34.9%	37.2%	30.6%

For the year ended December 31, 2011, the decrease in gross margin percentage when compared to the prior year period was due to increases in variable costs, such as material usage, wage increases and freight and duty costs, product mix, as well as higher fixed manufacturing costs, depreciation and inventory obsolescence.

For the year ended December 31, 2010, the increase in gross margin percentage when compared to the prior year period reflects manufacturing efficiencies resulting from higher production volume and our fixed cost reduction programs.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Net revenues	$112,176	$101,557	$71,871
Change versus prior year	$10,619	$29,686
Percentage change versus prior year	10.5%	41.3%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	6.8%	42.1%
Change in average selling prices	0.2%	-0.1%
Foreign currency effects	3.2%	-0.4%
Other	0.3%	-0.3%
Net change	10.5%	41.3%

The volume increase from 2009 to 2010 was largely due to emergence from the global economic recession and represented particularly strong demand from OEM and distributor customers.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2011	2010	2009
Gross margin percentage	43.5%	47.7%	42.3%

For the year ended December 31, 2011, the decrease in gross margin percentage when compared to the prior year period, was due to increases in variable costs, such as material usage, wages, repairs and maintenance and supplies, as well as higher fixed manufacturing costs, depreciation and inventory obsolescence. Included in these higher variable and fixed costs are the costs associated with the start-up of a new pilot line in this segment.

For the year ended December 31, 2010, the increase in gross margin percentage when compared to the prior year period reflects manufacturing efficiencies resulting from higher production volume and our fixed cost reduction programs.

Force Sensors

Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Net revenues	$71,533	$60,095	$54,663
Change versus prior year	$11,438	$5,432
Percentage change versus prior year	19.0%	9.9%

Changes in Force Sensors segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	20.5%	12.3%
Change in average selling prices	-2.6%	-1.1%
Foreign currency effects	1.8%	-0.9%
Other	-0.7%	-0.4%
Net change	19.0%	9.9%

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2011	2010	2009
Gross margin percentage	19.1%	20.6%	14.9%

For the year ended December 31, 2011, the decrease in gross margin percentage when compared to the prior year period was due to product mix, higher variable costs and manufacturing fixed costs, including wages and material usage and start-up costs at our new India facility.

For the year ended December 31, 2010, the increase in gross margin percentage when compared to the prior year period reflects manufacturing efficiencies, especially from the movement of production from high labor cost countries to mid to low labor cost countries.

Weighing and Control Systems

Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Net revenues	$54,398	$45,872	$45,457
Change versus prior year	$8,526	$415
Percentage change versus prior year	18.6%	0.9%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2011 vs. 2010	2010 vs. 2009
Change attributable to:
Change in volume	12.8%	1.9%
Change in average selling prices	0.0%	-0.3%
Foreign currency effects	5.2%	-0.7%
Other	0.6%	0.0%
Net change	18.6%	0.9%

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2011	2010	2009
Gross margin percentage	38.0%	35.7%	31.1%

For the year ended December 31, 2011, the increase in gross margin percentage when compared to the prior year period was primarily due to higher volume.

For the year ended December 31, 2010, the increase in gross margin percentage when compared to the prior year period reflects manufacturing and labor efficiencies, as revenues remained fairly constant.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2011	2010	2009
Total SG&A expenses	$66,847	$57,297	$43,356
as a percentage of sales	28.1%	27.6%	25.2%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs.

SG&A expenses for the year ended December 31, 2011 increased versus the prior year period. This increase is primarily attributable to an increase of $2.8 million due to wage increases, IT costs, travel, and commissions, an increase of $4.7 million for additional personnel and fees related to functioning as an independent publicly traded company and unfavorable exchange rate fluctuations of $2.0 million. SG&A expenses for the year ended December 31, 2010, included allocations of corporate overhead costs from Vishay Intertechnology of $1.2 million, which are not directly comparable to the costs that we incurred in 2011 as an independent public company.

SG&A expenses for the year ended December 31, 2010 increased versus the prior year period. This increase is primarily attributable to an increase of $5.1 million due to wage increases, travel costs and bonuses and an increase of $8.9 million for additional personnel and fees related to functioning as an independent publicly traded company. SG&A expenses for the year ended December 31, 2010 and 2009, included allocations of corporate overhead costs from Vishay Intertechnology of $1.2 million and $1.8 million, respectively.

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

Historically, we used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. As of the spin-off, we are an independent, publicly traded company and we incurred and will continue to incur additional SG&A costs associated with being an independent, publicly traded company. These additional costs may not be reflected in the historical combined and consolidated financial statements for periods prior to July 6, 2010.

Pursuant to the Transition Services Agreement, Vishay Intertechnology provides VPG certain information technology support services for our foil resistor business. As of December 31, 2011 $0.6 million has been paid to Vishay Intertechnology for transition services. Effective March 1, 2012, Vishay Intertechnology will not be providing the Company with information technology support services for our foil technology business.

Restructuring and Severance Costs and Related Asset Write-Downs

There were no restructuring and severance costs recorded in 2011 or 2010. We recorded restructuring and severance costs of $2.0 million during fiscal year 2009. These costs were incurred as part of our cost reduction initiatives and/or in response to the global economic recession. This included a strict adaptation of manufacturing capacity to sellable volume and limiting the building of product for inventory. It also included permanent employee terminations, temporary layoffs and shutdowns.

Other Income (Expense)

Total interest expense for the year ended December 31, 2011 decreased by $0.1 million versus the prior year period. Interest expense for the year ended December 31, 2011 consisted of interest on the exchangeable notes issued in connection with the spin-off and the overdraft facility in India. Interest expense for the year ended December 31, 2010 was primarily associated with the net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spin-off is included in the combined and consolidated financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded a foreign exchange loss of $1.3 million during 2011 as compared to a foreign exchange loss of $1.0 million during 2010. The foreign exchange loss during the year is largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations and the movement of the U.S. dollar compared to the Euro, the Indian rupee and the Taiwanese dollar.

The following table analyzes the components of the line “Other” on the combined and consolidated statement of operations (in thousands):

	Years ended December 31,
	2011	2010	Change
Foreign exchange loss	$(1,319)	$(1,006)	$(313)
Interest income	714	355	359
Other	(273)	(277)	4
	$(878)	$(928)	$50

Total interest expense for the year ended December 31, 2010 decreased by $0.8 million versus the prior year period, primarily attributable to lower interest rates and a lower balance of net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spinoff is included in the combined and consolidated financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded a foreign exchange loss of $1.0 million during 2010 as compared to a foreign exchange gain of $0.1 million during 2009.

The following table analyzes the components of the line “Other” on the combined and consolidated statement of operations (in thousands):

	Years ended December 31,
	2010	2009	Change
Foreign exchange (loss) gain	$(1,006)	$122	$(1,128)
Interest income	355	725	(370)
Other	(277)	(133)	(144)
	$(928)	$714	$(1,642)

Income Taxes

The effective tax rate, based on earnings before income taxes, for the year ended December 31, 2011 was 28.6%, as compared to 36.6% for the year ended December 31, 2010 and 74.6% for the year ended December 31, 2009.

The primary driver of the 8% reduction to the effective tax rate between December 31, 2011 and December 31, 2010 is the geographical earnings mix of our operations. The geographical earnings mix benefit was partly offset by losses in certain jurisdictions for which no tax benefits could be recognized for accounting purposes, as well as additional reserves for uncertain tax positions.

The high effective tax rate for the year ended December 31, 2009 was principally driven by the down turn in our business and the inability to record a deferred tax benefit due to losses in certain jurisdictions. However, as our business has recovered, we saw an improvement in the 2010 effective tax rate as compared to the same period in 2009.

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

We operate in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting our earnings and the applicable tax rates in the various locations in which we operate. Part of our strategy is to achieve cost savings through the transfer and expansion of manufacturing operations in countries where we can benefit from lower labor costs and available tax and other government-sponsored incentives.

Additional information about income taxes is included in Note 6 to our combined and consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

At December 31, 2011 and December 31, 2010, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes pursuant to agreements entered into in connection with our spin-off from Vishay Intertechnology. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.7 million at December 31, 2011 and December 31, 2010.

In 2010, we entered into a Credit Agreement among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility in an aggregate principal amount of $25.0 million (the “Revolving Facility”) with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”). The Revolving Facility terminates on October 14, 2013.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at December 31, 2011 and December 31, 2010. Our leverage ratio at ratio at December 31, 2011 and December 31, 2010 was 0.4 to 1.0 and 0.4 to 1.0, respectively. Our fixed charges ratio at December 31, 2011 and December 31, 2010 was 9.9 to 1.0 and 30.0 to 1.0, respectively. We expect to continue to be in compliance with these covenants based on current projections. If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

On November 30, 2011, Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”), pursuant to which the Lender has made available to VAT a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility terminates on November 30, 2014.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.35% per annum on the unused portion of the VAT Revolving Facility.

The obligations under the VAT Revolving Facility are secured by guarantees by the Company and certain of its Israeli subsidiaries (such subsidiaries, the “Guarantors”). The obligations of VAT, the Company and the Guarantors under the VAT Revolving Facility are secured by substantially all the assets of VAT and the Guarantors. The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios.

The financial maintenance covenants require VAT to maintain a leverage ratio of not more than 2.5 to 1.0 and a tangible net worth to total assets ratio of 0.75 to 1.0. VAT was in compliance with all covenants at December 31, 2011. The leverage ratio at December 31, 2011 was 0.0 to 1.0 and the tangible net worth to total asset ratio was 0.89 to 1.0. VAT expects to continue to be in compliance with these covenants based on current projections. If VAT is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

See Note 7 to our combined and consolidated financial statements for more details.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2011 was $15.6 million as compared to $21.7 million for the year ended December 31, 2010. This decrease primarily resulted from tax payments made during 2011, bonus/profit sharing paid in 2011, and other changes in working capital accounts.

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

Approximately 80% and 86% of our cash and cash equivalents balance at December 31, 2011 and December 31, 2010, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We historically have generated positive “free cash,” even in the recent recession, and we expect to continue to be able to do so.

The following table summarizes the components of net cash (debt) at December 31, 2011 and at December 31, 2010 (in thousands):

	December 31,
	2011	2010
Cash and cash equivalents	$80,828	$82,245

Third-party debt, including current and long-term
Third-party debt held by Japanese subsidiary	$1,690	$1,734
Exchangeable notes due 2102	9,958	9,958
Notes payable to banks	-	85
Total third-party debt	11,648	11,777
Net cash	$69,180	$70,468

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

Our financial condition as of December 31, 2011 is strong, with a current ratio (current assets to current liabilities) of 4.8 to 1.0, as compared to a ratio of 4.6 to 1.0 at December 31, 2010. This increase in the current ratio is primarily due to an increase in accounts receivable, inventory, and prepaid expenses and decreases in trade accounts payable and income taxes payable, partially offset by an increase in payroll and related liabilities at December 31, 2011.

Cash paid for property and equipment for the year ended December 31, 2011 and December 31, 2010 was $16.3 million and $8.4 million, respectively. This reflects our previously announced increase in capital spending for 2011. Capital expenditures for 2011 were primarily used to: (1) construct a new manufacturing facility in India that will consolidate the majority of our existing manufacturing capacity in the Force Sensors segment into a low-labor-rate facility; (2) facilitate a new manufacturing line that will begin producing a new product offering in the Foil Technology Products segment; and (3) maintain our business systems and facilities. The construction of the manufacturing facility in India has been substantially completed as of December 31, 2011 and production will be ramping up in the first quarter of 2012. It is anticipated that there will be approximately $4.0 million of spending carryover into 2012 for the manufacturing facility, new manufacturing line projects, and maintenance of business.

“Other investing activities” on the combined and consolidated statements of cash flows principally represent principal payments on a long-term note related to the sale of AeroGo, a business acquired as part of the acquisition of SI Technologies and divested in 2005. At December 31, 2009, the note receivable related to the disposition of the AeroGo business has been fully repaid.

Contractual Commitments

As of December 31, 2011, we had contractual obligations as follows (in thousands):

		Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt	$11,648	$185	$370	$370	$10,723
Interest payments on long-term debt	5,495	185	276	116	4,918
Operating leases	4,294	2,091	1,512	676	15
Non-competition agreements	1,365	390	780	195	-
Estimated costs to complete
construction in progress	966	966	-	-	-
Expected pension and
postretirement plan funding	8,285	530	1,266	1,651	4,838
Total contractual cash obligations	$32,053	$4,347	$4,204	$3,008	$20,494

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

At December 31, 2011 we have $10.0 million outstanding on our exchangeable notes, which bear interest at LIBOR.

The Company entered into a revolving credit facility on October 14, 2010. Interest payable on the facility is based upon the agent’s prime rate, the federal funds rate or LIBOR. At December 31, 2011, the Company had no borrowings outstanding under the revolving credit facility.

VAT, an Israeli subsidiary of the Company, entered into a revolving credit facility in November, 2011 in Israel. Interest payable on the facility is based upon LIBOR. At December 31, 2011, VAT had no borrowings outstanding under the revolving credit facility.

At December 31, 2011, we have $80.8 million of cash and cash equivalents, which accrues interest at various variable rates.

Based on the debt and cash positions at December 31, 2011 and 2010, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.3 million.

See Note 7 to our combined and consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. During 2011, as a part of our funding activities in Israel, we entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. The notional amount of the derivative contracts is approximately 35.6 million shekels and has a fair value of ($0.4) million recorded in the consolidated balance sheet as a part of other accrued expenses at December 31, 2011. These are foreign currency collar instruments, wherein the weighted minimal hedged rate is 3.55 shekels per U.S. dollar and the maximum hedged rate is 3.67 shekels per U.S. dollar. We recorded a net loss on these contracts of $0.6 million for the year ended December 31, 2011. These losses are recorded on the income statement as part of other income (expense). As of December 31, 2010 and 2009, we did not have any outstanding foreign currency derivative instruments.

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

We have performed a sensitivity analysis as of December 31, 2011 and 2010, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2011 and 2010, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $1.5 million and $1.3 million for the years ended December 31, 2011 and December 31, 2010, respectively, although individual line items in our combined and consolidated statement of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.0 million and $0.3 million for the years ended December 31, 2011 and December 31, 2010, respectively, assuming that such changes in our costs have no impact on the selling prices of our products and that we have no pending commitments to purchase metals at fixed prices.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vishay Precision Group, Inc.

We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Precision Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vishay Precision Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2011 and 2010, and the related combined and consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2012

Item 9B. OTHER INFORMATION

None.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors – Terms Expiring 2013 by Shareholders” in the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end and is incorporated herein by reference.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Annual Report on Form-10K, on March 12, 2012, the Company’s Chief Executive Officer submitted to the New York Stock Exchange (“NYSE”) the annual certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303A.12 (a) of the NYSE Listed Company Manual.

Item 11. EXECUTIVE COMPENSATION

Information required under this item will be contained in our definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in our definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2011, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as part of Form 10-K

1)	Financial Statements

The Combined and Consolidated Financial Statements for the year ended December 31, 2011 are filed herewith. See index to the Combined and Consolidated Financial Statements on page F-1 of this report.

2)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3)	Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Vishay Precision Group, Inc., effective June 25, 2010 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2010 and incorporated herein by reference).

3.2

Amendment no. 1 to Amended and Restated Certificate of Incorporation of Vishay Precision Group, Inc., effective June 2, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2011 and incorporated herein by reference).

3.2

Second Amended and Restated Bylaws of Vishay Precision Group, Inc., adopted as of June 2, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2011 and incorporated herein by reference).

10.1

Master Separation and Distribution Agreement, dated June 22, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Form 10 Registration Statement of Vishay Precision Group, Inc., filed with the Securities and Exchange Commission on June 22, 2010 and incorporated herein by reference).

10.2

Employee Matters Agreement, dated June 22, 2010, by and among Vishay Intertechnology, Inc. and Vishay Precision Group, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 23, 2010 and incorporated herein by reference).

10.3

Tax Matters Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.4

Trademark License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.5

Transition Services Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.6

Supply Agreement, dated July 6, 2010, between Vishay Advanced Technology, Ltd. and Vishay Dale Electronics, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.7

Secondment Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Intertechnology, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.8*

Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

Exhibit No.	Description
10.9

Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.10*

Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.11*

Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.12*

Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.13

Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.14*

Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.15

Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.16

Lease Agreement, between Alpha Electronics Corp. and Vishay Japan Co., Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.17

Lease Agreement, dated July 4, 2010, between Vishay Precision Israel, Ltd. and Vishay Israel, Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

10.18

Amended and Restated 2010 Vishay Stock Incentive Program, adopted as of June 2, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2011 and incorporated herein by reference).

10.19

Warrant Agreement, dated July 21, 2010, by Vishay Precision Group, Inc. and American Stock Transfer & Trust Co. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 2010 and incorporated herein by reference).

10.20

Note Instrument, dated July 21, 2010, by Vishay Precision Group, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.21

Put and Call Agreement, dated July 21, 2010, by and among Vishay Precision Group, Inc., American Stock Transfer & Trust Co. and the noteholders whose signatures are set forth on the signature pages thereto (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.22

Credit Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference).

10.23

Security Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., certain of its domestic subsidiaries, and JPMorgan Chase Bank, National Association, as agent (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference).

10.24	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).
10.25

Form of Restricted Stock Unit Award Agreement for Director Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).

Exhibit No.	Description
10.26

Form of Restricted Stock Unit Award Agreement for Employee Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).

10.27

Employment Agreement, dated November 17, 2010, by and among Vishay Advanced Technology and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).

10.28

Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).

10.29

Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and Thomas P. Kieffer (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).

10.30

Credit Agreement, dated November 30, 2011, by and among Vishay Advanced Technologies Ltd. and HSBC Bank Plc (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2011 and incorporated herein by reference).

10.31

Guarantee of Vishay Precision Group, Inc., dated November 30, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2011 and incorporated herein by reference).

10.32

Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).

10.33

Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Advanced Technologies, Ltd. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).

10.34

Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Advanced Technologies, Ltd. and Thomas P. Kieffer (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP relating to the Registrant’s financial statements.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language).

* Confidential treatment has been accorded to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 12, 2012		President and Chief Executive Officer

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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 12, 2012
Ziv Shoshani	(Principal Executive Officer)
Executive Vice President & Chief Financial
/s/ William M. Clancy	Officer	March 12, 2012
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 12, 2012
Marc Zandman

/s/ Samuel Broydo	Director	March 12, 2012
Samuel Broydo

/s/ Saul V. Reibstein	Director	March 12, 2012
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 12, 2012
Timothy V. Talbert

Vishay Precision Group Inc.
Index to Combined and Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Combined and Consolidated Statements of Operations	F-5
Combined and Consolidated Statements of Cash Flows	F-6
Combined and Consolidated Statements of Equity	F-7
Notes to Combined and Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vishay Precision Group, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2011 and 2010, and the related combined and consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Precision Group, Inc. at December 31, 2011 and 2010, and the combined and consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2012

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$80,828	$82,245
Accounts receivable, net of allowances for doubtful
accounts of $885 and $707, respectively	34,214	33,988
Inventories:
Raw materials	15,196	14,361
Work in process	14,343	15,360
Finished goods	19,559	18,616
Inventories, net	49,098	48,337
Deferred income taxes	4,638	4,022
Prepaid expenses and other current assets	8,964	5,540
Total current assets	177,742	174,132

Property and equipment, at cost:
Land	2,020	1,991
Buildings and improvements	43,043	40,036
Machinery and equipment	73,597	68,566
Software	4,956	4,274
Construction in progress	7,146	2,282
Accumulated depreciation	(77,024)	(70,402)
Property and equipment, net	53,738	46,747

Intangible assets, net	11,102	14,500

Other assets	14,023	13,334
Total assets	$256,605	$248,713

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31,	December 31,
	2011	2010
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,458	$11,537
Notes payable to banks	-	85
Payroll and related expenses	12,741	12,554
Other accrued expenses	9,538	8,680
Income taxes	2,842	4,847
Current portion of long-term debt	185	-
Total current liabilities	36,764	37,703

Long-term debt, less current portion	11,463	11,692
Deferred income taxes	2,873	4,212
Other liabilities	7,769	7,468
Accrued pension and other postretirement costs	12,798	10,708
Total liabilities	71,667	71,783

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued	-	-
Common stock, par value $0.10 per share:
authorized 25,000,000 shares; 12,320,618 shares outstanding
as of December 31, 2011 and 12,306,788 shares outstanding
as of December 31, 2010	1,232	1,231
Class B convertible common stock, par value $0.10 per share:
authorized 3,000,000 shares; 1,025,176 shares outstanding
as of December 31, 2011 and 1,025,196 shares outstanding
as of December 31, 2010	103	103
Capital in excess of par value	180,758	180,142
Retained earnings	16,665	5,894
Accumulated other comprehensive income (loss)	(13,973)	(10,585)
Total Vishay Precision Group, Inc. stockholders' equity	184,785	176,785
Noncontrolling interests	153	145
Total equity	184,938	176,930
Total liabilities and equity	$256,605	$248,713

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009
Net revenues	$238,107	$207,524	$171,991
Costs of products sold	154,996	130,396	119,286
Gross profit	83,111	77,128	52,705

Selling, general, and administrative expenses	66,847	57,297	43,356
Restructuring and severance costs	-	-	2,048
Operating income	16,264	19,831	7,301

Other income (expense):
Interest expense	(276)	(390)	(1,237)
Other	(878)	(928)	714
Other income (expense) - net	(1,154)	(1,318)	(523)

Income before taxes	15,110	18,513	6,778

Income tax expense	4,316	6,770	5,057

Net earnings	10,794	11,743	1,721
Less: net earnings attributable to
noncontrolling interests	23	37	17
Net earnings attributable to VPG stockholders/parent	$10,771	$11,706	$1,704

Basic earnings per share
attributable to VPG stockholders/parent	$0.81	$0.88	$0.13
Diluted earnings per share
attributable to VPG stockholders/parent	$0.78	$0.85	$0.13

Weighted average shares outstanding - basic	13,343	13,332	13,332

Weighted average shares outstanding - diluted	13,834	13,787	13,332

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities
Net earnings	$10,794	$11,743	$1,721
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	11,321	10,578	11,465
Loss on disposal of property and equipment	20	32	34
Share based compensation expense	961	397	135
Inventory write-offs for obsolescence	1,658	1,158	3,114
Deferred income taxes	(1,961)	(1,971)	139
Other	(2,033)	1,862	(2,312)
Net changes in operating assets and liabilities,
net of effects of businesses acquired:
Accounts receivable	41	(10,829)	9,407
Inventories	(3,070)	(5,719)	11,694
Prepaid expenses and other current assets	(3,575)	(1,042)	2,562
Accounts payable	(33)	5,750	(2,821)
Other current liabilities	1,469	9,736	(5,902)
Net cash provided by operating activities	15,592	21,695	29,236

Investing activities
Capital expenditures	(16,291)	(8,398)	(2,181)
Proceeds from sale of property and equipment	147	56	812
Other investing activities	-	-	1,438
Net cash (used in) provided by investing activities	(16,144)	(8,342)	69

Financing activities
Principal payments on long-term debt and capital leases	(136)	(193)	(569)
Net changes in short-term borrowings	(83)	74	(541)
Distributions to noncontrolling interests	(15)	(15)	(16)
Transactions with Vishay Intertechnology	-	7,252	(36,876)
Net cash (used in) provided by financing activities	(234)	7,118	(38,002)
Effect of exchange rate changes on cash and cash equivalents	(631)	(1,418)	1,508
(Decrease) increase in cash and cash equivalents	(1,417)	19,053	(7,189)

Cash and cash equivalents at beginning of year	82,245	63,192	70,381
Cash and cash equivalents at end of year	$80,828	$82,245	$63,192

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Equity
(In thousands)

							Total VPG
					Accumulated		Inc.
		Class B	Capital in		Other		Stockholders'
	Common	Convertible	Excess of	Retained	Comprehensive	Parent Net	or Parent	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Investment	Equity	Interests	Equity
Balance at January 1, 2009	$-	$-	$-	$-	$(13,196)	$163,354	$150,158	$122	$150,280
Net earnings	-	-	-	-	-	1,704	1,704	17	1,721
Foreign currency translation adjustment	-	-	-	-	4,523	-	4,523	-	4,523
Pension and other
postretirement actuarial items (net of tax)	-	-	-	-	(495)	-	(495)	-	(495)
Comprehensive income							5,732	17	5,749
Other transactions with Vishay - net	-	-	-	-	-	(7,935)	(7,935)	-	(7,935)
Share based compensation expense	-	-	-	-	-	135	135	-	135
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(16)	(16)
Balance at December 31, 2009	$-	$-	$-	$-	$(9,168)	$157,258	$148,090	$123	$148,213
Net earnings from January 1, 2010
through July 5, 2010	-	-	-	-	-	5,811	5,811	59	5,870
Net earnings from July 6, 2010
through December 31, 2010	-	-	-	5,894	-	-	5,894	(21)	5,873
Foreign currency translation adjustment	-	-	-	-	(1,120)	-	(1,120)	-	(1,120)
Other	-	-	-	-	-	-	-	(1)	(1)
Pension and other
postretirement actuarial items (net of tax)	-	-	-	-	(297)	-	(297)	-	(297)
Comprehensive income							10,288	37	10,325
Other transactions with Vishay - net	-	-	-	-	-	23,930	23,930	-	23,930
Consummation of spin-off transaction
on July 6, 2010	1,231	103	179,965	-	-	(187,071)	(5,772)	-	(5,772)
Share based compensation expense	-	-	177	-	-	72	249	-	249
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(15)	(15)
Balance at December 31, 2010	$1,231	$103	$180,142	$5,894	$(10,585)	$-	$176,785	$145	$176,930

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Equity (continued)
(In thousands)

					Accumulated		Total
		Class B	Capital in		Other		VPG Inc.
	Common	Convertible	Excess of	Retained	Comprehensive	Parent Net	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Investment	Equity	Interests	Equity
Balance at December 31, 2010	$1,231	$103	$180,142	$5,894	$(10,585)	$-	$176,785	$145	$176,930
Net earnings	-	-	-	10,771	-		10,771	23	10,794
Foreign currency translation adjustment	-	-	-	-	(1,944)	-	(1,944)	-	(1,944)
Pension and other
postretirement actuarial items (net of tax)	-	-	-	-	(1,444)	-	(1,444)	-	(1,444)
Comprehensive income							7,383	23	7,406
Share based compensation expense	-	-	522	-	-	-	522	-	522
Restricted stock issuances (13,810 shares)	1	-	249	-	-	-	250	-	250
Other	-	-	(155)	-	-	-	(155)	-	(155)
Conversion from Class B to common stock
(20 shares)	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(15)	(15)
Balance at December 31, 2011	$1,232	$103	$180,758	$16,665	$(13,973)	$-	$184,785	$153	$184,938

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Combined and Consolidated Financial Statements

Note 1 – Basis of Presentation

Background

Vishay Precision Group, Inc. (“VPG” or the “Company”) is an internationally recognized designer, manufacturer and marketer of components based on resistive foil technology, sensors, and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements. The Company provides vertically integrated products and solutions that are primarily based upon its proprietary foil technology. These products are marketed under a variety of brand names that the Company believes are characterized as having a very high level of precision and quality. VPG’s global operations enable it to produce a wide variety of products in strategically effective geographical locations that also optimize its resources for specific technologies, sensors, assemblies and systems.

On July 6, 2010, Vishay Intertechnology, Inc. (“Vishay Intertechnology”) completed the spin-off of VPG through a tax-free stock dividend to Vishay Intertechnology’s stockholders. See Note 3 to the combined and consolidated financial statements.

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

Note 1 – Basis of Presentation (continued)

Carve-out Basis of Presentation (continued)

Since the spin-off, VPG has incurred incremental costs both to replace Vishay Intertechnology support and to function as an independent, publicly-traded company.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Combination and Consolidation

The combined and consolidated financial statements include the accounts of the individual entities which comprise the Company in which Vishay Intertechnology maintained a controlling financial interest for periods prior to the spin-off on July 6, 2010. The consolidated financial statements after July 6, 2010 include the accounts of the individual entities in which the Company maintained a controlling financial interest. For those subsidiaries in which the Company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as noncontrolling interests in the accompanying consolidated balance sheets.

All transactions, accounts, and profits between individual members comprising the Company have been eliminated in combination and/or consolidation.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss pass at the point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

The Company has post-shipment obligations, such as customer acceptance, training, or installation, with respect to some of its larger systems products. In such circumstances, revenue is deferred until the obligation has been completed unless such obligation is deemed inconsequential or perfunctory.

Given the specialized nature of the Company’s products, it generally does not allow product returns.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development was $6.8 million, $6.0 million, and $4.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes and for cost reduction measures.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income tax.

The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) Topic 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-like-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2011 or 2010.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at December 31, 2011 and 2010 was $0.9 million and $0.7 million, respectively. Bad debt expense or (income realized upon subsequent collection) was $0.3 million, ($0.1 million), and $0.4 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the life of the leased property. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $8.2 million, $7.5 million, and $8.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Intangible Assets

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

Derivative Instruments

Beginning in 2011, the Company entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. This exposure results from the Company’s Israeli operations utilizing the U.S. dollar as their functional currency. The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes. The Company records all derivatives in the balance sheet as either assets or liabilities at fair value. The Company has not designated any derivatives as hedges for accounting purposes, and as such the changes in the fair value of derivatives are recognized in current period earnings as a component of other income (expense). The Company does not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. In determining fair value, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s own credit risk the Company estimates the credit rating by benchmarking the price of outstanding debt to publicly available comparable data from rating agencies. Using the estimated rating, the credit risk was quantified by reference to publicly traded debt with a corresponding rating.

Note 2 – Summary of Significant Accounting Policies (continued)

Share-Based Compensation

Compensation costs related to share-based payments are recognized in the combined and consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For performance based awards, certain criteria must be met. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was comprised of multiple awards.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2011 financial statement presentation.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The Accounting Standards Update (“ASU”) requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The ASU is effective for the Company for interim and annual periods beginning after January 1, 2012. The Company does not expect adoption of this guidance to impact the Company’s consolidated financial statements other than the change in presentation.

In December 2011 the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-005. The ASU defers the requirement in ASU No. 2011-5 to present on the face of the financial statement the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The ASU is effective for the Company for interim and annual periods beginning after January 1, 2012. The Company does not expect adoption of this guidance to impact the Company’s consolidated financial statements other than the change in presentation.

Note 3 – Related Party Transactions

Through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. While these transactions are not necessarily indicative of the terms VPG would have achieved had it been a separate entity, management believes they are reasonable.

Historically, VPG used the corporate services of Vishay Intertechnology to fulfill a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. Subsequent to the spin-off, VPG is an independent, publicly traded company, and is incurring additional costs associated with being an independent, publicly traded company. These additional costs are not reflected in VPG’s historical combined and consolidated financial statements for periods prior to July 6, 2010.

Note 3 – Related Party Transactions (continued)

Sales Organizations

Prior to the spin-off, a portion of the VPG’s Foil Technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates through regionally-based legal entities. The third-party sales of these products are presented in the combined and consolidated financial statements as if they were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $6.6 million and $13.0 million during the years ended December 31, 2010 and 2009, respectively.

The selling entities received selling commissions on these sales. Commission rates were set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $0.3 million and $0.7 million during the years ended December 31, 2010 and 2009, respectively.

The net cash generated by these transactions is presented in the combined and consolidated statements of cash flows as a financing activity in the caption “Transactions with Vishay Intertechnology.”

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

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. Amounts charged to the Company for these services during the years ended December 31, 2010 and 2009 were $1.1 million and $2.5 million, respectively. VPG assumed the responsibility for these functions, either internally or by purchasing these services from third-party vendors, following the spin-off.

Allocated Corporate Overhead Costs

Through July 6, 2010, the costs of certain services that are provided by the Vishay Intertechnology corporate office to VPG have been reflected in the combined and consolidated financial statements, including charges for services such as accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and risk management on a global basis. These allocated costs are included in selling, general, and administrative expenses in the accompanying combined and consolidated statements of operations, and are presented in the consolidated balance sheet as a reduction in parent net investment.

Note 3 – Related Party Transactions (continued)

Allocated Corporate Overhead Costs (continued)

The total amount of allocated costs was $1.2 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. These costs were allocated on the ratio of VPG’s revenues to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly traded company.

Interest Charges

As previously described, through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. Through July 6, 2010, the combined and consolidated financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $0.3 million and $1.2 million during the years ended December 31, 2010 and 2009, respectively. Of these amounts, $0.2 million and $0.5 million were not historically charged by Vishay Intertechnology to VPG. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

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

Note 3 – Related Party Transactions (continued)

Commitments, Contingencies, and Concentrations (continued)

Transition Services Agreement

Pursuant to the Transition Services Agreement, Vishay Intertechnology provides VPG certain information technology support services for its foil resistor business. As of December 31, 2011, $0.6 million has been paid to Vishay Intertechnology for transition services. Effective March 1, 2012, Vishay Intertechnology will not be providing the Company with information technology support services.

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

2012	$128
2013	129
2014	129
2015	65
Thereafter	-

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

2012	$39
2013	39
2014	39
2015	19
Thereafter	-

Supply Agreements

At the spin-off, VPG and Vishay Intertechnology entered into multiple supply agreements pursuant to which one party will be obligated to supply to the other certain products described in the supply agreements, up to a maximum aggregate quantity for each product, at pricing set forth in the supply agreements. The term of each supply agreement is perpetual unless sooner terminated. Either party may terminate the supply agreement at any time upon written notice to the other party at least one year prior to the requested date of termination. The parties agree to negotiate in good faith as to the pricing for each product on an annual basis taking into account ascertainable market inputs. The purchase price of products purchased annually from Vishay Intertechnology is not material.

Note 4 – Intangible Assets

Intangible assets were as follows (in thousands):

	December 31,
	2011	2010
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$4,090	$4,038
Customer relationships	6,606	6,603
Trade names	2,067	2,031
Non-competition agreements	15,250	15,594
	28,013	28,266
Accumulated amortization:
Patents and acquired technology	(2,702)	(2,443)
Customer relationships	(4,157)	(3,401)
Trade names	(1,559)	(1,264)
Non-competition agreements	(8,493)	(6,658)
	(16,911)	(13,766)
Net intangible assets subject to amortization	$11,102	$14,500

Certain intangible assets are subject to foreign currency translation. Amortization expense was $3.1 million, $3.0 million, and $3.0 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2012	$2,861
2013	2,311
2014	1,904
2015	1,525
2016	608

As part of certain acquisitions, the Company entered into non-competition agreements with certain employees, former employees, and owners of acquired companies. Some payments under these agreements are made over the non-competition period. At December 31, 2011 and 2010, the Company had liabilities of $1.4 million and $1.8 million, respectively, pursuant to these agreements.

Note 5 – Restructuring and Severance Costs

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

Note 5 – Restructuring and Severance Costs (continued)

There were no restructuring programs during the years ended December 31, 2011 or December 31, 2010. The Company’s restructuring program during the year ended December 31, 2009 in response to the global recession resulted in an expense of $2.0 million. The Company incurred employee termination costs covering technical, production, administrative, and support employees located in nearly every country in which the Company operates. There were no balances remaining at December 31, 2011 and December 31, 2010.

Note 6 – Income Taxes

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years ended December 31,
	2011	2010	2009
Domestic	$(838)	$8,165	$6,365
Foreign	15,948	10,348	413
	$15,110	$18,513	$6,778

The expense (benefit) for income taxes is comprised of (in thousands):
	Years ended December 31,
	2011	2010	2009
Current:
Federal	$829	$3,311	$837
State and local	39	837	320
Foreign	5,409	4,593	3,761
	6,277	8,741	4,918
Deferred:
Federal	(918)	(1,705)	950
State and local	190	(264)	183
Foreign	(1,233)	(2)	(994)
	(1,961)	(1,971)	139
Total income tax expense	$4,316	$6,770	$5,057

Note 6 – Income Taxes (continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Tax at statutory rate	$5,288	$6,480	$2,372
State income taxes, net of U.S. federal tax
benefit	149	373	214
Effect of foreign operations	(3,508)	(1,227)	(504)
Change in valuation allowance	1,910	681	2,811
Change in unrecognized tax benefits, net	475	60	-
Other	2	403	164
Total income tax expense	$4,316	$6,770	$5,057

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):
	December 31,
	2011	2010
Deferred tax assets:
Pension and other retiree obligations	$4,588	$3,969
Inventories	2,754	2,544
Net operating loss carryforwards	8,226	6,426
Tax credit carryforwards	1,302	1,424
Other accruals and reserves	4,726	3,899
Total gross deferred tax assets	21,596	18,262
Less valuation allowance	(9,900)	(7,357)
	11,696	10,905
Deferred tax liabilities:
Tax over book depreciation	780	398
Intangible assets other than goodwill	1,809	4,007
Total gross deferred tax liabilities	2,589	4,405

Net deferred tax assets	$9,107	$6,500

The Company makes significant judgments regarding the realizability of its deferred tax assets (principally net operating losses). The carrying value of the net deferred tax asset is based on the Company’s assessment that it is more likely than not that the Company will realize these assets after consideration of all available positive and negative evidence.

Note 6 – Income Taxes (continued)

Income taxes that are presented in the combined and consolidated financial statements are calculated on a separate tax return basis, although the Company’s operations have historically been included in Vishay Intertechnology’s U.S. federal, certain state and foreign tax returns. Accordingly, the Company’s tax results are not necessarily indicative of future performance and do not necessarily reflect the results that it would have generated as an independent, publicly traded company for the periods presented prior to July 6, 2010. The Company recognized a deferred tax asset of $2.0 million relating to internal restructuring in preparation of the spin-off. The recognition of this deferred tax asset is reflected as a contribution from Vishay Intertechnology with the offset to capital in excess of par value.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company has recorded a valuation allowance against certain jurisdictional net operating loss carryforwards and other tax attributes. As of December 31, 2011 and 2010, the valuation allowance was $9.9 million and $7.4 million, respectively. During the years ended December 31, 2011 and 2010, the Company increased its valuation allowance in the amount of $2.5 million and $0.4 million, respectively.

At December 31, 2011, the Company had the following significant valuation allowances for tax purposes (in thousands):

Jurisdiction
Belgium	$414
Israel	7,698
Netherlands	335
United Kingdom	672
United States	775
Other Countries	6

At December 31, 2011 and 2010, the Company had tax credit carryforwards of $1.3 million and $1.4 million, respectively. The primary component of the 2011 tax credit carryforward is a U.S. foreign tax credit of $1.3 million. The Company has evaluated its ability to utilize the existing U.S. foreign tax credit carryforward and believes that it is more likely than not to be recovered and requires no valuation allowance. A portion of the U.S. foreign tax credit carryforward will expire in the year 2020 and the remainder in the year 2021.

At December 31, 2011, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

Jurisdiction		Expires
Belgium	$1,215	No expiration
Israel	24,464	No expiration
Netherlands	1,674	2016-2019
United Kingdom	2,076	No expiration
United States - State Only	11,928	2030-2031

Note 6 – Income Taxes (continued)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $102.5 million at December 31, 2011. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $19.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 2011.

Net income taxes paid were $8.5 million, $2.7 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of additional reserves and changes to existing reserves that are considered appropriate.

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

These accruals for tax-related uncertainties are based on management’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

As a former member of Vishay Intertechnology’s worldwide group, the Company has joint and several liability with Vishay Intertechnology to multiple tax authorities. However, under the terms of the Tax Matters Agreement, Vishay Intertechnology has agreed to assume this liability and any similar liability for U.S. federal, state or local and foreign income taxes that are determined on a separate company, consolidated, combined, unitary or similar basis for each taxable period in which VPG was a part of Vishay Intertechnology’s affiliated group.

Under the Tax Matters Agreement, Vishay Intertechnology is contractually obligated for any increase in contingent income tax liabilities recorded in connection with the Company’s uncertain tax positions previously taken by Vishay Intertechnology on its separate company, consolidated, combined, unitary or similar tax returns with respect to a VPG entity up to the date of the spin-off. As a result, at the date of the spin-off, the Company recorded a liability of $1.0 million (including accrued interest and penalties) related to these tax positions in other noncurrent liabilities with a corresponding offsetting receivable from Vishay Intertechnology recorded in other noncurrent assets.

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2011	2010
Balance at beginning of year	$956	$-
Allocation of reserves from Vishay
Intertechnology	-	914
Addition based on tax positions related
to current year	475	42

Balance before indemnification receivable	1,431	956
Receivable from Vishay Intertechnology
for indemnification	(914)	(914)
Balance at end of year	$517	$42

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The liability balance as of December 31, 2011 does not include interest and penalties of $0.1 million, which is also reflected as part of the indemnification receivable.

Including tax positions for which the Company determined that the tax position would not meet the more-likely-than-not recognition threshold upon examination by the taxing authorities based upon technical merits of the position, the total estimated unrecognized tax benefit that, if recognized at December 31, 2011, would affect the Company’s effective tax rate is approximately $1.4 million. The Company anticipates $0.6 million to $0.8 million of unrecognized tax benefits to be reversed within the next twelve months of the reporting date due to the expiration of statute of limitation in certain jurisdictions. The unrecognized tax benefits that are anticipated to be reversed are covered by the Tax Matters Agreement. Upon reversal, the Company will recognize a component of pretax expense associated with the reversal of a portion of the indemnification receivable and an income tax benefit associated with the reversal of the unrecognized tax benefit.

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

Currently, the Company has an ongoing India income tax audit for tax year 2008.

Note 7 – Long Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
U.S. Credit facility - revolving debt	$-	$-
Israeli Credit facility - revolving debt	-	-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,690	1,734
	11,648	11,692
Less current portion	185	-
	$11,463	$11,692

U.S. Credit Facility

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants at December 31, 2011 and December 31, 2010. The leverage ratio at December 31, 2011 and December 31, 2010 was 0.4 to 1.0 and 0.4 to 1.0, respectively. The fixed charges ratio at December 31, 2011 and December 31, 2010 was 9.9 to 1.0 and 30.0 to 1.0, respectively. The Company expects to continue to be in compliance with these covenants based on current projections. If the Company is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Note 7 – Long Term Debt (continued)

Israeli Credit Facility

On November 30, 2011, Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”), pursuant to which the Lender has made available to VAT a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility terminates on November 30, 2014.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.35% per annum on the unused portion of the VAT Revolving Facility.

The obligations under the VAT Revolving Facility are secured by guarantees by the Company and certain of its Israeli subsidiaries (such subsidiaries, the “Guarantors”). The obligations of VAT, the Company and the Guarantors under the VAT Revolving Facility are secured by substantially all the assets of VAT and the Guarantors. The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios.

The financial maintenance covenants require VAT to maintain a leverage ratio of not more than 2.5 to 1.0 and a tangible net worth to total assets ratio of 0.75 to 1.0. VAT was in compliance with all covenants at December 31, 2011. The leverage ratio at December 31, 2011 was 0.0 to 1.0 and the tangible net worth to total asset ratio was 0.89 to 1.0. VAT expects to continue to be in compliance with these covenants based on current projections. If VAT is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

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

Note 7 – Long Term Debt (continued)

Other Debt

Other debt consists of debt held by VPG’s Japanese subsidiary. At December 31, 2010 there was no reported current portion of the debt and the long-term portion was payable over the years 2014 to 2017. In April 2011, the payment terms on the debt instrument in Japan were revised. The revised payment terms now reflect payment of the debt ratably over the next 10 years at zero percent interest. The first payment was made in May 2011.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2012	$185
2013	185
2014	185
2015	185
2016	185
Thereafter	10,723

Interest paid on third-party debt during both the year ended December 31, 2011 and the year ended December 31, 2010 was $0.1 million. Interest paid on third-party debt for the year ended December 31, 2009 was not material.

Credit Lines

At December 31, 2011 and 2010, certain subsidiaries of the Company had committed and uncommitted short-term credit lines with various foreign banks aggregating approximately $1.4 million and $0.9 million, respectively. There are no outstanding balances related to these arrangements.

Note 8 – Stockholders’ Equity

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. As discussed in Note 7, the Company is restricted from paying cash dividends. Stock dividends or distributions on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.

Note 8 – Stockholders’ Equity (continued)

Issuance of Stock of Vishay Precision Group, Inc. (continued)

The Board of Directors is authorized, without further stockholder approval, to issue from time to time up to an aggregate of 1,000,000 shares of preferred stock in one or more series. The Board of Directors may fix or alter the designation, preferences, rights and any qualification, limitations, restrictions of the shares of any series, including the dividend rights, dividend rates, conversion rights, voting rights, redemption terms and prices, liquidation preferences and the number of shares constituting any series. No shares of the Company’s preferred stock are currently outstanding.

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

Note 9 – Additional Financial Statement Information

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Foreign exchange (loss) gain	$(1,319)	$(1,006)	$122
Interest income	714	355	725
Other	(273)	(277)	(133)
	$(878)	$(928)	$714

Other accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Goods received, not yet invoiced	$2,808	$2,861
Accrued taxes, other than income taxes	1,576	1,363
Accrued professional fees	1,544	1,228
Other	3,610	3,228
	$9,538	$8,680

Note 10 – Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	Ending
	Balance	Amount	Effect	Amount	Balance
December 31, 2009
Pension and other
postretirement actuarial items	$(695)	$(897)	$353	$(544)	$(1,239)
Reclassification adjustment for
recognition of actuarial items		76	(27)	49	49
Currency translation adjustment	(12,501)	4,523	-	4,523	(7,978)
	$(13,196)	$3,702	$326	$4,028	$(9,168)

December 31, 2010
Pension and other
postretirement actuarial items	$(1,190)	$(427)	$94	$(333)	$(1,523)
Reclassification adjustment for
recognition of actuarial items		60	(24)	36	36
Currency translation adjustment	(7,978)	(1,120)	-	(1,120)	(9,098)
	$(9,168)	$(1,487)	$70	$(1,417)	$(10,585)

December 31, 2011
Pension and other
postretirement actuarial items	$(1,487)	$(2,104)	$623	$(1,481)	$(2,968)
Reclassification adjustment for
recognition of actuarial items		61	(24)	37	37
Currency translation adjustment	(9,098)	(1,944)	-	(1,944)	(11,042)
	$(10,585)	$(3,987)	$599	$(3,388)	$(13,973)

Note 11 – Pensions and Other Postretirement Benefits

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

VPG assumed most of the obligations for employees in the United States and the United Kingdom that were employed by VPG after the spin-off, and accordingly, those obligations are included in VPG’s consolidated balance sheets. Plan assets were transferred to VPG as of the spin-off and invested in money market funds and company-owned life insurance policies.

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

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated balance sheets include these rabbi trust assets of $1.6 million at December 31, 2011 and $1.4 million at December 31, 2010, which approximate the pension liability at those dates.

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2011		December 31, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$17,682	$2,526	$14,358	$2,353
Service cost (adjusted for actual
employee contributions)	499	40	441	39
Interest cost	894	124	834	133
Plan transfers	-	-	2,662	151
Contributions by participants	56	-	62	-
Actuarial losses	1,373	193	106	43
Benefits paid	(737)	(112)	(368)	(193)
Currency translation	222	-	(413)	-
Benefit obligation at end of year	$19,989	$2,771	$17,682	$2,526

Change in plan assets:
Fair value of plan assets at beginning
of year	$9,980	$-	$8,674	$-
Actual return on plan assets	362	-	476	-
Plan transfers	-	-	489	-
Company contributions	1,063	112	921	193
Contributions by participants	56	-	62	-
Benefits paid	(737)	(112)	(368)	(193)
Currency translation	76	-	(274)	-
Fair value of plan assets at end of year	$10,800	$-	$9,980	$-

Funded status at end of year	$(9,189)	$(2,771)	$(7,702)	$(2,526)

Note 11 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheet consist of the following pretax amounts (in thousands):

	December 31, 2011		December 31, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Accrued pension and other postretirement costs	$(9,189)	$(2,771)	$(7,702)	$(2,526)
Accumulated other comprehensive loss	3,276	635	1,693	499
	$(5,913)	$(2,136)	$(6,009)	$(2,027)

Actuarial items consist of the following (in thousands):

	December 31, 2011		December 31, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$3,265	$607	$1,680	$444
Unrecognized prior service cost	4	-	5	-
Unamortized transition obligation	7	28	8	55
	$3,276	$635	$1,693	$499

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2011	2010
Accumulated benefit obligation, all plans	$18,221	$16,353

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$19,177	$17,502
Accumulated benefit obligation	17,732	16,277
Fair value of plan assets	10,261	9,857

Note 11 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2011		2010		2009
	Pension	OPEB	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$555	$40	$503	$39	$314	$34
Less employee
contributions	56	-	62	-	61	-
Net service cost	499	40	441	39	253	34
Interest cost	894	124	834	133	639	135
Expected return on
plan assets	(608)	-	(505)	-	(424)	-
Amortization of actuarial
losses	4	30	13	21	50	-
Amortization of
transition obligation	-	27	-	27	-	27
Net periodic benefit cost	$789	$221	$783	$220	$518	$196

See Note 10 for the pretax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2011, 2010, and 2009. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2012 approximate the amounts amortized in 2011.

The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2011		2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Discount rate	4.24%	4.15%	4.96%	5.75%
Rate of compensation increase	2.56%	0.00%	2.89%	0.00%

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2011 and 2010:

	2011		2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Discount rate	4.96%	5.75%	5.70%	5.75%
Rate of compensation increase	2.89%	0.00%	3.24%	0.00%
Expected return on plan assets	5.69%	0.00%	5.78%	0.00%
Health care trend rate	0.00%	5.00%	0.00%	5.00%

Note 11 – Pensions and Other Postretirement Benefits (continued)

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

Plan assets are comprised of:

	December 31, 2011		December 31, 2010
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Equity securities	45%	-	51%	-
Fixed income securities	44%	-	32%	-
Cash and cash equivalents	11%	-	17%	-
Total	100%	-	100%	-

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

A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (See Note 16, “Fair Value Measurements” for further description of the levels within the fair value hierarchy (in thousands):

		Fair value measurements at
As of December 31, 2011:		reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Defined benefit pension plan assets
Equity securities	$4,823	$4,823	$-	$-
Fixed income securities	4,720	4,720	-	-
Cash and cash equivalents	1,257	1,257	-	-

		Fair value measurements at
As of December 31, 2010:		reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Defined benefit pension plan assets
Equity securities	$5,121	$5,121	$-	$-
Fixed income securities	3,158	3,158	-	-
Cash and cash equivalents	1,701	1,701	-	-

Estimated future benefit payments are as follows (in thousands):

	Pension	OPEB
	Plans	Plans
2012	$405	$125
2013	489	124
2014	508	145
2015	578	171
2016	741	161
2017-2021	3,885	953

The Company anticipates making contributions to its pension and postretirement benefit plans of approximately $1.2 million during 2012.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2011 and 2010, the consolidated balance sheets include $0.8 million and $0.5 million, respectively, within accrued pension and other postretirement costs related to these plans.

Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. Concurrent with the freezing of U.S. pension benefits effective January 1, 2009, the company-match percentage for affected employees was increased. The Company’s matching expense for the plans was $0.9 million, $0.7 million, and $0.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.

Note 11 – Pensions and Other Postretirement Benefits (continued)

Other Retirement Obligations (continued)

Prior to July 6, 2010, certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated balance sheets include these rabbi trust assets of $2.5 million at December 31, 2011 and $2.6 million at December 31, 2010, and the related liabilities of $2.9 million and $2.7 million at December 31, 2011 and 2010, respectively.

Note 12 – Share-Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (the “2010 program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At December 31, 2011, the Company had reserved 324,364 shares of common stock for future grant of equity awards, pursuant to the 2010 program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.

The following table summarizes the Company’s stock option activity. Note that the activity presented for 2009 represents the stock options held by VPG employees under the Vishay Intertechnology Stock Incentive plan. For 2010, the impact of the conversion of the Vishay Intertechnology options to VPG options is disclosed (number of options in thousands):

Note 12 – Share-Based Compensation (continued)

Stock Options (continued)

	Years ended December 31,
	2011		2010		2009
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	VPG	Exercise	VPG	Exercise	Vishay	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding:
Beginning of year	32	$18.03	102	$20.24	171	$18.26
Conversion at spin-off *	-	-	(26)	-	-	-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled/expired	-	-	(44)	33.37	(69)	15.33

End of year *	32	$18.03	32	$18.03	102	$20.24

Vested and
expected to vest	32		32		102

Exercisable:
End of year	24		20		79

* The weighted average grant-date fair value of the stock options included in the line item “Conversion at spin-off” is equal to the weighted average grant-date fair value of such stock options prior to the spin-off, as reduced by the spin-off adjustment. The weighted average grant-date fair value of the stock options outstanding as of December 31, 2010 also reflects the decrease in the grant-date fair value as a result of the spin-off adjustment.

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2011 (number of options in thousands):

Ranges of	Options			Options
Exercise Prices	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Options	Life	Price	Options	Price
$11.92 - $17.87	9	4.02	$14.90	7	$15.89
$18.92	19	5.16	18.92	13	18.92
$20.58	4	2.58	20.58	4	20.58
Total	32	4.48	$18.03	24	$18.37

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2011, 2010 or 2009.

Note 12 – Share-Based Compensation (continued)

Stock Options (continued)

The pretax aggregate intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of 2011 of $15.98 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 is not material. No options were exercised during the year ended December 31, 2011. The total intrinsic value of options exercised during the year ended December 31, 2010 and 2009 was also not material.

Restricted Stock Units

The Board of Directors agreed to grant “founders’ equity” awards pursuant to the 2010 Program to directors and executive officers. The awards to directors vest ratably over a three year period. The awards to the executive officers vest on July 6, 2013. Each RSU entitles the recipient to receive a share of common stock when the RSU vests. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

On June 2, 2011, the Board of Directors approved the issuance of 3,036 restricted stock units to the three independent board members and to the non-executive Chairman of the Board. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.

VPG’s three executive officers are entitled to annual performance-based equity awards in the form of RSUs. Performance criteria included measures of operating margin and EBITDA of the Company. In addition, for 2011, the chief technical officer had a number of personal objectives that were required to be achieved in order to receive his full award. If performance criteria are met and the RSUs are granted, the RSUs vest 25% on the date of grant and the balance in annual installments over the three subsequent years. The awards relating to 2010 performance had an aggregate target grant-date fair value of $0.6 million. All performance goals were met for the 2010 awards, resulting in the granting of 35,949 RSUs on March 15, 2011. One quarter of the awards vested on that date. The remaining RSUs will vest ratably over the next three years. The awards with respect to 2011 performance have an aggregate target grant-date fair value of $0.7 million and will be determined and granted during the fiscal quarter ending March 31, 2012. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.

The chief executive officer was granted 3,765 RSUs on March 15, 2011 at a grant-date fair value of $11.53. These awards vest in equal amounts on May 28, 2011, May 28, 2012, and May 28, 2013. These RSUs were granted in replacement of corresponding restricted stock units of Vishay Intertechnology that were cancelled in connection with the spin-off from Vishay Intertechnology.

Note 12 – Share-Based Compensation (continued)

Restricted Stock Units (continued)

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2011		2010
	Number	Weighted	Number	Weighted
	of	Average	of	Average
	VPG	Grant-date	VPG	Grant-date
	RSUs	Fair Value	RSUs	Fair Value
Outstanding:
Beginning of year	101	$15.79	-	$-
Granted	43	16.40	101	15.79
Vested & issued	(15)	15.49	-	-
Cancelled	-	-	-	-
End of year	129	$16.03	101	$15.79

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

Share Based Compensation Expense

The following table summarizes pre-tax share-based compensation expense recognized. Note that 2009 data and the first six months of 2010 represent the portion of the expense related to Vishay Intertechnology programs in which employees of VPG participated (in thousands):

	Years ended December 31,
	2011	2010	2009
Stock options	$20	$32	$65
Restricted stock units	624	174	51
Restricted stock units (performance based)	317	147	-
Other	-	44	19
Total	$961	$397	$135

The deferred tax benefit on share-based compensation expense was $0.3 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. There was no deferred tax benefit on share-based compensation expense for the year ended December 31, 2009.

As of December 31, 2011, the Company had $1.7 million of unrecognized share based compensation expense related to share based awards that will be recognized over a weighted-average period of approximately 2 years.

Note 13 – Commitments, Contingencies, and Concentrations

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $3.9 million, $3.5 million, and $3.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum lease payments for operating leases (excluding related party leases as detailed in Note 3) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2012	$2,091
2013	1,064
2014	448
2015	452
2016	224
Thereafter	15

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

On December 8, 2011, the Company amended the employment agreements of its executive officers to modify the annual equity award opportunities for each executive, beginning with the 2012 calendar year. The amendments have no effect on the terms of annual equity awards to the Company’s executives with respect to 2011 performance.

Note 13 – Commitments, Contingencies, and Concentrations (continued)

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

Certain metals used in the manufacture of the Company’s products are traded on active markets, and can be subject to significant price volatility.

Market Concentrations

No single customer comprises greater than 10% of net revenues.

The vast majority of the Company’s products are used in the broad industrial market, with selected uses in military/aerospace, medical, agriculture and construction. Within the broad industrial segment, the Company’s products serve wide applications in the waste management, bulk hauling, logging, scale manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2011 and 2010, the Company had no significant concentrations of credit risk.

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

Note 14 –Segment and Geographic Data

Prior to the fourth quarter of 2011, VPG had two reporting segments: Foil Technology Products (the aggregation of its foil resistors and strain gage operating segments); and Weighing Modules and Control Systems (the aggregation of its transducers/load cells and weighing systems operating segments). Based on its current expectations and in order to improve the reporting transparency of its financial information, VPG will disclose the results of its operations based on three reporting segments: Foil Technology Products; Force Sensors (operating segment formerly referred to as transducers/load cells); and Weighing and Control Systems (operating segment formerly referred to as weighing systems). This presentation is consistent with management’s approach to reviewing the Company’s financial performance and making operating decisions. The Foil Technology Products reporting segment includes precision foil resistors and strain gages. The Force Sensors reporting segment is comprised of transducers, load cells and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control and on-board weighing applications.

Note 14 –Segment and Geographic Data (continued)

VPG evaluates reporting segment performance based on multiple performance measures including gross margins, revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Reporting segment assets are the owned or allocated assets used by each segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Certain prior year amounts have been reclassified to conform to the 2011 financial statement presentation.

The following table sets forth reporting segment information (in thousands):

	Foil Technology	Force	Weighing and	Corporate/
	Products	Sensors	Control Systems	Other	Total
2011
Net third-party revenues	$112,176	$71,533	$54,398	$-	$238,107
Intersegment revenues	2,078	2,467	3,600	(8,145)	-
Gross margin	48,807	13,654	20,650	-	83,111
Segment operating income (loss)	30,870	4,231	8,009	(26,846)	16,264
Depreciation expense	3,630	3,193	272	1,073	8,168
Capital expenditures	6,411	7,978	1,610	292	16,291
Total assets	103,358	77,220	52,528	23,499	256,605

2010
Net third-party revenues	$101,557	$60,095	$45,872	$-	$207,524
Intersegment revenues	1,873	1,742	2,146	(5,761)	-
Gross margin	48,390	12,351	16,387	-	77,128
Segment operating income (loss)	32,628	3,757	4,902	(21,456)	19,831
Depreciation expense	3,269	3,262	174	840	7,545
Capital expenditures	4,255	2,339	217	1,587	8,398
Total assets	94,555	82,786	51,007	20,365	248,713

2009
Net third-party revenues	$71,871	$54,663	$45,457	$-	$171,991
Intersegment revenues	1,301	1,606	1,718	(4,625)	-
Gross margin	30,423	8,158	14,124	-	52,705
Segment operating income (loss)	18,444	482	3,584	(15,209)	7,301
Restructuring and severance costs	194	1,683	171	-	2,048
Depreciation expense	3,414	3,639	476	917	8,446
Capital expenditures	807	1,248	126	-	2,181
Total assets	88,107	75,521	46,151	-	209,779

Note 14 –Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Unallocated selling, general, and administrative expenses	$(26,846)	$(21,456)	$(13,161)
Restructuring and severance costs	-	-	(2,048)
	$(26,846)	$(21,456)	$(15,209)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area and property and equipment based on physical location (in thousands):

	Years ended December 31,
Net Revenues	2011	2010	2009
United States	$94,477	$77,130	$58,795
United Kingdom	30,281	27,509	26,568
Other Europe	67,305	56,056	51,454
Israel	4,861	12,002	17,899
Asia	41,183	34,827	17,275
	$238,107	$207,524	$171,991

	December 31,
Property and Equipment - Net	2011	2010
United States	$6,289	$6,729
United Kingdom	5,902	6,026
Other Europe	2,234	958
Israel	18,958	16,952
Asia	20,065	15,872
Other	290	210
	$53,738	$46,747

Note 15 – Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 12), warrants (see Note 8), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2011	2010	2009
Numerator:

Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders/parent	$10,771	$11,706	$1,704

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	20	13	-

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders/parent	$10,791	$11,719	$1,704

Denominator:

Denominator for basic earnings per share:
Weighted average shares	13,343	13,332	13,332

Effect of dilutive securities:
Exchangeable notes	441	441	-
Employee stock options	1	1	-
Restricted stock units	49	13	-
Dilutive potential common shares	491	455	-

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,834	13,787	13,332

Basic earnings per share attributable to VPG
stockholders/parent	$0.81	$0.88	$0.13

Diluted earnings per share attributable to VPG
stockholders/parent	$0.78	$0.85	$0.13

Note 15 – Earnings Per Share (continued)

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For periods prior to December 31, 2009, the same number of shares is being used for diluted earnings per common share as for basic earnings per common share as no common stock of the Company existed prior to July 6, 2010 and no dilutive securities of the Company were outstanding for any prior period. For the year ended December 31, 2010, the Company assumed that the dilutive securities were outstanding for the entire period, and therefore were included in the denominator of diluted earnings per share. See Note 8 for a discussion of shares of common stock and Class B common stock issued pursuant to the spin-off.

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2011	2010	2009
Weighted average employee stock options	28	28	-
Weighted average warrants	630	630	-

Note 16 – Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Note 16 – Fair Value Measurements (continued)

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2011:		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets:
Assets held in rabbi trusts	$4,123	$2,271	$1,852	$-

Liabilities:
Derivative contracts	$(423)	$-	$(423)	$-

As of December 31, 2010:		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets:
Assets held in rabbi trusts	$3,943	$778	$3,165	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2011 and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The Company has entered into two derivative contracts, focusing on the Israeli shekel, through July of 2012. The notional amount of the derivative contracts is approximately 35.6 million shekels and has a fair value of ($0.4) million recorded in the consolidated balance sheet as a part of other accrued expenses at December 31, 2011. These are foreign currency collar instruments, wherein the weighted minimal hedged rate is 3.55 shekels per U.S. dollar and the maximum hedged rate is 3.67 shekels per U.S. dollar. The Company has recorded a net loss on these contracts of $0.6 million for the year ended December 31, 2011. These losses are recorded on the income statement as part of other income (expense). There were no derivative contracts outstanding during 2010 and 2009.

In determining fair value of derivative instruments, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s credit risk the Company estimate its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly–traded debt with a corresponding rating. The Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2011.

Note 16 – Fair Value Measurements (continued)

The fair value of the long-term debt at December 31, 2011 and December 31, 2010 is approximately $9.4 million and $10.4 million, respectively, compared to its carrying value of $11.6 million and $11.7 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 17 – Summary of Quarterly Financial information (Unaudited)

(in thousands, except per share amounts)	2011 (c)				2010 (c)
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$59,525	$62,133	$60,037	$56,412	$48,175	$52,914	$51,608	$54,827
Gross profit	21,010	22,090	21,192	18,819	17,049	19,982	19,142	20,955
Operating income	4,677	5,007	4,710	1,870	3,841	6,152	4,785	5,053
Net earnings	3,364	3,025	3,238	1,167	1,803	4,066	2,630	3,244
Less: net earnings (loss) attributable
to noncontrolling interests	71	42	(62)	(28)	26	32	11	(32)
Net earnings attributable to
VPG stockholders/parent	3,293	2,983	3,300	1,195	1,776	4,035	2,619	3,276

Per Share Data: (a) (b) (d)
Basic earnings per share	$0.25	$0.22	$0.25	$0.09	$0.13	$0.30	$0.20	$0.25
Diluted earnings per share	$0.24	$0.22	$0.24	$0.09	$0.13	$0.30	$0.19	$0.24

(a)	For periods prior to July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic and diluted earnings per common share for periods presented prior to July 6, 2010, as no common stock of the Company existed prior to that date.

(b)	Subsequent to July 6, 2010, the number of shares used to calculate basic earnings per share is based on the number of shares of VPG common stock outstanding and diluted earnings per share takes into consideration the effects of any dilutive securities.

(c)	The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third and fourth quarters of 2011 ended on April 2nd, July 2nd, October 1st and December 31st, respectively. The first, second, third and fourth quarters of 2010 ended on April 3rd, July 3rd, October 2nd and December 31st, respectively.

(d)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.