Form 10-Q
period 2012-03-31
Vishay Precision Group, Inc.
filed 2012-05-09
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 9, 2012 the registrant had 12,336,688 shares of its common stock and 1,025,176 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
March 31, 2012

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– March 31, 2012 (Unaudited) and December 31, 2011	3

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended March 31, 2012 and
		April 2, 2011	5

		Consolidated Condensed Statements of Comprehensive Income
		(Unaudited) – Fiscal Quarters Ended March 31, 2012 and
		April 2, 2011	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Fiscal Quarters Ended March 31, 2012 and
		April 2, 2011	7

		Consolidated Condensed Statement of Equity (Unaudited)	8

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	35

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Mine Safety Disclosures	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

		SIGNATURES	38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,042	$80,828
Accounts receivable, net	34,066	34,214
Inventories:
Raw materials	15,228	15,196
Work in process	15,243	14,343
Finished goods	19,271	19,559
Inventories, net	49,742	49,098
Deferred income taxes	4,596	4,638
Prepaid expenses and other current assets	9,307	8,964
Total current assets	180,753	177,742

Property and equipment, at cost:
Land	2,020	2,020
Buildings and improvements	47,881	43,043
Machinery and equipment	70,647	73,597
Software	5,036	4,956
Construction in progress	833	7,146
Accumulated depreciation	(72,484)	(77,024)
Property and equipment, net	53,933	53,738

Intangible assets, net	10,288	11,102

Other assets	13,923	14,023
Total assets	$258,897	$256,605

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$12,164	$11,458
Payroll and related expenses	12,604	12,741
Other accrued expenses	8,919	9,538
Income taxes	2,142	2,842
Current portion of long-term debt	174	185
Total current liabilities	36,003	36,764

Long-term debt, less current portion	11,326	11,463
Deferred income taxes	2,814	2,873
Other liabilities	8,083	7,769
Accrued pension and other postretirement costs	12,662	12,798
Total liabilities	70,888	71,667

Commitments and contingencies

Equity:
Common stock	1,234	1,232
Class B convertible common stock	103	103
Capital in excess of par value	181,177	180,758
Retained earnings	18,288	16,665
Accumulated other comprehensive income (loss)	(12,957)	(13,973)
Total Vishay Precision Group, Inc. stockholders' equity	187,845	184,785
Noncontrolling interests	164	153
Total equity	188,009	184,938
Total liabilities and equity	$258,897	$256,605

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Net revenues	$55,844	$59,525
Costs of products sold	36,964	38,515
Gross profit	18,880	21,010

Selling, general, and administrative expenses	16,516	16,333
Operating income	2,364	4,677

Other income (expense):
Interest expense	(72)	(80)
Other	202	280
Other income (expense) - net	130	200

Income before taxes	2,494	4,877

Income tax expense	860	1,513

Net earnings	1,634	3,364
Less: net earnings attributable to
noncontrolling interests	11	71
Net earnings attributable to VPG stockholders	$1,623	$3,293

Basic earnings per share attributable to VPG stockholders	$0.12	$0.25

Diluted earnings per share attributable to VPG stockholders	$0.12	$0.24

Weighted average shares outstanding - basic	13,362	13,340

Weighted average shares outstanding - diluted	13,868	13,809

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Net earnings	$1,634	$3,364

Other comprehensive income:
Foreign currency translation adjustment	1,013	2,559
Pension and other postretirement actuarial items, net of tax	3	(20)
Other comprehensive income	1,016	2,539

Comprehensive income	2,650	5,903

Less comprehensive income attributable to noncontrolling interest	11	71

Comprehensive income attributable to VPG stockholders	$2,639	$5,832

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Operating activities
Net earnings	$1,634	$3,364
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation and amortization	2,975	2,806
Loss on disposal of property and equipment	177	24
Share-based compensation expense	239	226
Inventory write-offs for obsolescence	224	345
Other	(208)	(3,591)
Net changes in operating assets and liabilities:
Accounts receivable	148	(2,176)
Inventories	(634)	(559)
Prepaid expenses and other current assets	(302)	(2,096)
Trade accounts payable	694	583
Other current liabilities	(836)	(1,285)
Net cash provided by (used in) operating activities	4,111	(2,359)

Investing activities
Capital expenditures	(2,588)	(2,923)
Proceeds from sale of property and equipment	150	54
Net cash used in investing activities	(2,438)	(2,869)

Financing activities
Principal payments on long-term debt and capital leases	(46)	-
Net changes in short-term borrowings	-	560
Distributions to noncontrolling interests	-	(15)
Net cash (used in) provided by financing activities	(46)	545
Effect of exchange rate changes on cash and cash equivalents	587	1,573
Increase (decrease) in cash and cash equivalents	2,214	(3,110)

Cash and cash equivalents at beginning of period	80,828	82,245
Cash and cash equivalents at end of period	$83,042	$79,135

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

					Accumulated
		Class B	Capital in		Other	Total VPG Inc.
	Common	Convertible	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2011	$1,232	$103	$180,758	$16,665	$(13,973)	$184,785	$153	$184,938
Net earnings	-	-	-	1,623	-	1,623	11	1,634
Foreign currency translation
adjustment	-	-	-	-	1,013	1,013	-	1,013

Pension and other postretirement
actuarial items (net of tax)	-	-	-	-	3	3	-	3
Comprehensive income						2,639	11	2,650

Share-based compensation expense	-	-	179	-	-	179	-	179
Restricted stock
issuances (16,070 shares)	2	-	240	-	-	242	-	242
Balance at March 31, 2012	$1,234	$103	$181,177	$18,288	$(12,957)	$187,845	$164	$188,009

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – Basis of Presentation

Background

Vishay Precision Group, Inc. (“VPG” or the “Company”) is an internationally recognized designer, manufacturer and marketer of components based on resistive foil technology, sensors, and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements. The Company provides vertically integrated products and solutions that are primarily based upon its proprietary foil technology. These products are marketed under a variety of brand names that the Company believes are characterized as having a very high level of precision and quality. VPG’s global operations enable it to produce a wide variety of products in strategically effective geographical locations that also optimize its resources for specific technologies, sensors, assemblies and systems. On July 6, 2010, VPG was spun-off from Vishay Intertechnology, Inc. (“Vishay Intertechnology”) through a tax-free stock dividend to Vishay Intertechnology’s stockholders.

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 12, 2012. The results of operations for the fiscal quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2012 and 2011 end on the following dates:

	2012	2011
Quarter 1	March 31st	April 2nd
Quarter 2	June 30th	July 2nd
Quarter 3	September 29th	October 1st
Quarter 4	December 31st	December 31st

Reclassifications

Certain prior year amounts have been reclassified to conform to current financial statement presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The Accounting Standards Update (“ASU”) requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company has adopted this ASU beginning with its quarterly period ending March 31, 2012. The adoption of the ASU had no effect on the Company’s financial position, results of operations, or liquidity. A separate statement of comprehensive income has been included in the consolidated condensed financial statements as a result of the adoption of this update.

Note 1 – Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

In December 2011 the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-005. The ASU defers the requirement in ASU No. 2011-5 to present on the face of the financial statement the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company has adopted this ASU beginning with its quarterly period ending March 31, 2012. The adoption of the ASU had no effect on the Company’s financial statement presentation, financial position, results of operations, or liquidity.

Note 2 – Related Party Transactions

Until July 6, 2010, VPG was part of Vishay Intertechnology, and the assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Following the spin-off on July 6, 2010, VPG is an independent, publicly traded company, and Vishay Intertechnology does not retain any ownership interest in VPG.

Shared Facilities

VPG and Vishay Intertechnology shared certain manufacturing and administrative sites. Costs were allocated based on relative usage of the respective facilities.

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Japan at which it leases space to Vishay Intertechnology. Vishay Intertechnology owns one location in Israel and one location in the United States, at each of which it leases space to VPG.

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology after Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Transition Services Agreement

Pursuant to the Transition Services Agreement, Vishay Intertechnology provided VPG with certain information technology support services for its foil resistor business. The Transition Services Agreement terminated on March 1, 2012, therefore Vishay Intertechnology no longer provides the Company with information technology support services. Since inception, $0.6 million was paid to Vishay Intertechnology for transition services.

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2012	$97
2013	129
2014	129
2015	65
Thereafter	-

Note 2 – Related Party Transactions

Lease Agreements (continued)

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2012	$29
2013	39
2014	39
2015	19
Thereafter	-

Supply Agreements

After the spin-off, VPG and Vishay Intertechnology each require certain products manufactured by the other for manufacture and sale of its respective products. VPG and Vishay Intertechnology entered into multiple supply agreements pursuant to which one party will be obligated to supply to the other certain products described in the supply agreements, up to a maximum aggregate quantity for each product, at pricing set forth in the supply agreements. The term of each supply agreement is perpetual unless sooner terminated. Either party may terminate the supply agreement at any time upon written notice to the other party at least one year prior to the requested date of termination. The parties will negotiate in good faith as to the pricing for each product on an annual basis taking into account ascertainable market inputs. The aggregate purchase price of products purchased from Vishay Intertechnology is not considered material.

Note 3 – Income Taxes

VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended March 31, 2012 was 34.5% versus 31.0% for the fiscal quarter ended April 2, 2011. The primary change in the effective tax rate is the result of a shift in the geographic mix of pretax earnings, offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

Income taxes for VPG for the fiscal quarters ended March 31, 2012 and April 2, 2011, as presented in these consolidated condensed financial statements, are calculated on a separate tax return basis.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the periods ended March 31, 2012 and April 2, 2011 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

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

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
U.S. Credit facility - revolving debt (1)	$-	$-
Israeli Credit facility - revolving debt (2)	-	-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,542	1,690
	11,500	11,648
Less current portion	174	185
	$11,326	$11,463

(1)	Multi-currency revolving facility with interest payable at agent's prime rate, the Federal Funds rate or LIBOR adjusted by an interest rate margin of 0.00% to 2.75% per annum, depending on the Company’s leverage ratio.
(2)	Multi-currency revolving facility with interest payable at LIBOR plus an interest rate margin of 2.15% per annum.

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

Other Debt

Other debt consists of debt held by VPG’s Japanese subsidiary. In April 2011, the subsidiary had a revision in the payment terms on this debt. This debt is payable monthly over the next 10 years at zero interest.

Note 5 – Pension and Other Postretirement Benefits

Defined Benefit Plans

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Prior to July 6, 2010, certain employees of VPG in the United States and the United Kingdom participated in defined benefit pension and other postretirement plans sponsored by Vishay Intertechnology.

VPG assumed most of the obligations for employees in the United States and the United Kingdom that were employed by VPG after the spin-off, and accordingly, those obligations are included in VPG’s consolidated condensed balance sheets. Plan assets were transferred to VPG as of the spin-off and invested in money market funds and company-owned life insurance policies.

Employees who participated in the Vishay Nonqualified Retirement Plan who became employees of VPG at the spin-off transferred into the newly created Vishay Precision Group Nonqualified Retirement Plan. The Vishay Precision Group Nonqualified Retirement Plan is frozen and participants do not continue to accrue benefits.

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated condensed balance sheets include these rabbi trust assets of $1.7 million at March 31, 2012 and $1.6 million at December 31, 2011, which approximate the pension liability at those dates.

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	March 31, 2012		April 2, 2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$115	$11	$123	$10
Interest cost	212	28	223	35
Expected return on plan assets	(146)	-	(152)	-
Amortization of actuarial losses	24	18	1	12
Net periodic benefit cost	$205	$57	$195	$57

Other Retirement Obligations

Prior to July 6, 2010, certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying consolidated condensed balance sheets include a liability within other noncurrent liabilities related to these deferrals. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated condensed balance sheets include these rabbi trust assets of $2.5 million at March 31, 2012 and December 31, 2011, respectively, and the related liabilities of $3.1 million and $2.9 million at March 31, 2012 and December 31, 2011, respectively.

Note 6 – Share-Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended, the “2010 Program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At March 31, 2012, the Company had reserved 235,617 shares of common stock for future grant of equity awards, pursuant to the 2010 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.

The following table summarizes the Company’s stock option activity (number of options in thousands):

	2012
			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
Balance at January 1, 2012	32	$18.03
Granted	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance at March 31, 2012	32	$18.03	4.23
Vested and
expected to vest	32	$18.03
Exercisable:
End of period	27	$18.44

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $14.83 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on March 31, 2012 is not material. No options were exercised during the fiscal quarter ended March 31, 2012.

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

Note 6 – Share-Based Compensation (continued)

Restricted Stock Units (continued)

VPG’s three executive officers are entitled to annual performance-based equity awards in the form of RSUs. For 2010 and 2011, performance criteria included measures of operating margin and EBITDA of the Company. In addition, for 2011, the chief technical officer had a number of personal objectives that were required to be achieved in order to receive his full award. If performance criteria are met and the RSUs are granted, the RSUs vest 25% on the date of grant and the balance in annual installments over the three subsequent years.

The awards relating to 2010 performance had an aggregate target grant-date fair value of $0.6 million. All performance goals were met for the 2010 awards, resulting in the granting of 35,949 RSUs on March 15, 2011. One quarter of the awards vested on that date. The remaining RSUs will vest ratably over the next three years.

The awards with respect to 2011 performance have an aggregate target grant-date fair value of $0.7 million. Some, but not all, of the performance goals were met for the 2011 awards, resulting in the granting of 37,816 RSUs on March 20, 2012. One quarter of the awards vested on that date. The remaining RSUs will vest ratably over the next three years.

For 2012, VPG’s executive officers are entitled to annual equity awards in the form of RSUs, of which 75% are performance-based. The awards were granted on January 1, 2012 and have an aggregate target grant-date fair value of $0.8 million and were comprised of 50,931 RSUs, as determined using the average of the closing stock price of the last 5 days preceding January 1, 2012. Twenty-five percent of these awards will vest on the third year following their grant, or January 1, 2015. The performance-based portion of the RSU’s will also vest on the third year following their grant, based upon the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals.

The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.

RSU activity as of March 31, 2012 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2012	129	$16.03
Granted	89	15.96
Vested & issued	(19)	16.21
Balance at March 31, 2012	199	$15.98

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

Note 6 – Share-Based Compensation (continued)

Share-Based Compensation Expense

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Stock options	$2	$5
Restricted stock units	177	142
Restricted stock units (performance-based)	60	79
Total	$239	$226

Note 7 – Segment Information

Prior to the fourth quarter of 2011, VPG had two reporting segments: Foil Technology Products (the aggregation of its foil resistors and strain gage operating segments); and Weighing Modules and Control Systems (the aggregation of its transducers/load cells and weighing systems operating segments). As of December 31, 2011, based on its current expectations and in order to improve the reporting transparency of its financial information, VPG began disclosing the results of its operations based on three reporting segments: Foil Technology Products; Force Sensors (operating segment formerly referred to as transducers/load cells); and Weighing and Control Systems (operating segment formerly referred to as weighing systems). This presentation is consistent with management’s approach to reviewing the Company’s financial performance and making operating decisions. The Foil Technology Products reporting segment includes precision foil resistors and strain gages. The Force Sensors reporting segment is comprised of transducers, load cells and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control and on-board weighing applications.

VPG evaluates reporting segment performance based on multiple performance measures including gross margins, revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG.

Note 7 – Segment Information (continued)

The following table sets forth reporting segment information (in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Net third-party revenues:
Foil Technology Products	$27,801	$28,178
Force Sensors	16,603	17,738
Weighing & Control Systems	11,440	13,609
Total	$55,844	$59,525

Gross profit:
Foil Technology Products	$11,328	$12,472
Force Sensors	2,978	3,603
Weighing & Control Systems	4,574	4,935
Total	$18,880	$21,010

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,828	$7,943
Force Sensors	575	1,128
Weighing & Control Systems	1,408	1,799
Unallocated G&A expenses	(6,447)	(6,193)
Consolidated condensed operating income	$2,364	$4,677

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.4 million and $0.6 million during the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.7 million during the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.6 million and $0.7 million during the fiscal quarters ended March 31, 2012 and April 2, 2011, respectively.

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,623	$3,293

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	9	5

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,632	$3,298

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,362	13,340

Effect of dilutive securities:
Exchangeable notes	441	441
Employee stock options	1	1
Restricted stock units	64	27
Dilutive potential common shares	506	469

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,868	13,809

Basic earnings per share attributable to VPG
stockholders	$0.12	$0.25

Diluted earnings per share attributable to VPG
stockholders	$0.12	$0.24

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Weighted average employee stock options	28	28
Weighted average warrants	630	630

Note 9 – Additional Financial Statement Information

The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Foreign exchange gain	$36	$141
Interest income	193	78
Other	(27)	61
	$202	$280

Other accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Goods received, not yet invoiced	$2,537	$2,808
Accrued taxes, other than income taxes	1,976	1,576
Accrued professional fees	1,191	1,544
Other	3,215	3,610
	$8,919	$9,538

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

Note 10 – Fair Value Measurements (continued)

An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
March 31, 2012
Assets
Assets held in rabbi trusts	$4,173	$1,037	$3,136	$-

Liabilities
Derivative contracts	$(61)	$-	$(61)	$-

December 31, 2011
Assets
Assets held in rabbi trusts	$4,123	$2,271	$1,852	$-

Liabilities
Derivative contracts	$(423)	$-	$(423)	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 31, 2012 and December 31, 2011 and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

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

The Company has entered into two derivative contracts, focusing on the Israeli shekel, through July of 2012. The notional amount of the derivative contracts is approximately 18.2 million shekels and has a fair value of ($0.1) million recorded in the consolidated condensed balance sheet as a part of other accrued expenses at March 31, 2012. These are foreign currency collar instruments, wherein the weighted minimal hedged rate is 3.55 shekels per U.S. dollar and the maximum hedged rate is 3.70 shekels per U.S. dollar. The Company recorded a net gain on these contracts of $0.2 million for the fiscal quarter ended March 31, 2012. These gains are recorded in the consolidated condensed statement of operations as part of other income (expense). At December 31, 2011, the notional amount of the derivative contracts was approximately 35.6 million shekels and had a fair value of ($0.4) million recorded in the consolidated condensed balance sheet as a part of other accrued expenses. The weighted minimal hedged rate was 3.55 shekels per U.S. dollar and the maximum hedged rate was 3.67 shekels per U.S. dollar. The Company recorded a net loss on these contracts of $0.6 million for the year ended December 31, 2011.

In determining fair value of derivative instruments, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s credit risk, the Company estimated its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly–traded debt with a corresponding rating. The Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2012 and December 31, 2011.

Note 10 – Fair Value Measurements (continued)

The fair value of the long-term debt at March 31, 2012 and December 31, 2011 is approximately $8.6 million and $9.4 million, respectively, compared to its carrying value of $11.5 million and $11.6 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

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

The Company’s products are precision foil resistors, foil strain gages, and force sensors that convert mechanical force into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion or acceleration, especially in the legal-for-trade, commercial, and industrial marketplace in a wide variety of applications. Our products are not typically used in the consumer market.

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

Prior to the fourth quarter of 2011, we had two reporting segments: Foil Technology Products (the aggregation of our foil resistors and strain gage operating segments); and Weighing Modules and Control Systems (the aggregation of our transducers/load cells and weighing systems operating segments). As of December 31, 2011, based on our current expectations and in order to improve the reporting transparency of our financial information, we began to disclose the results of our operations based on three reporting segments: Foil Technology Products; Force Sensors (operating segment formerly referred to as transducers/load cells); and Weighing and Control Systems (operating segment formerly referred to as weighing systems). This presentation is consistent with management’s approach to reviewing our Company’s financial performance and making operating decisions. The Foil Technology Products reporting segment includes precision foil resistors and strain gages. The Force Sensors reporting segment is comprised of transducers, load cells and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control and on-board weighing applications.

Net revenues for the fiscal quarter ended March 31, 2012 were $55.8 million versus $59.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 31, 2012 were $1.6 million, or $0.12 per diluted share, versus $3.3 million, or $0.24 per diluted share, for the comparable prior year period.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the first quarter of 2011 and through the first quarter of 2012 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2011	2011	2011	2011	2012
Net revenues	$59,525	$62,133	$60,037	$56,412	$55,844

Gross profit margin	35.3%	35.6%	35.3%	33.4%	33.8%

End-of-period backlog	$47,100	$48,500	$45,900	$42,400	$43,300

Book-to-bill ratio	1.09	1.02	0.97	0.95	1.01

Inventory turnover	3.17	3.27	3.11	3.02	2.99

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Net revenues increased from the first to the second quarter of 2011; however, there has been a sequential decrease in revenues since the second quarter of 2011. The decline from the second to the third quarter reflects the historical seasonal slowdown in Europe. The decline from the third quarter to the fourth quarter of 2011 was the result of a significant decrease in demand from our European customer base and manufacturing capacity issues in our Foil Technology Products segment. The capacity issues have improved in the Foil Technology product segment in the first quarter of 2012, and demand from our European customer base has begun to improve.

Gross profit margins remained fairly consistent over the first three quarters of 2011 with a decline to 33.4% in the fourth quarter. The gross margins in the fourth quarter of 2011 were impacted by capacity issues in our Foil Technology Products segment and lower volume; start-up costs at our new India facility; and product mix in the Force Sensors segment. In the first quarter of 2012, the Foil Technology Products and Weighing and Control Systems segments increased slightly resulting in the 0.4% improvement.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the first quarter of 2011 and through the first quarter of 2012 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2011	2011	2011	2011	2012
Foil Technology Products
Net revenues	$28,178	$29,030	$28,407	$26,561	$27,801
Gross profit margin	44.3%	46.0%	43.1%	40.5%	40.7%
End-of-period backlog	$24,800	$25,300	$24,000	$22,500	$21,500
Book-to-bill ratio	1.13	1.01	0.97	0.95	0.97
Inventory turnover	3.71	3.60	3.65	3.54	3.68

Force Sensors
Net revenues	$17,738	$18,550	$18,029	$17,216	$16,603
Gross profit margin	20.3%	16.4%	21.6%	18.1%	17.9%
End-of-period backlog	$13,800	$15,000	$14,100	$13,200	$14,600
Book-to-bill ratio	1.02	1.07	0.96	0.96	1.07
Inventory turnover	2.28	2.55	2.26	2.24	2.18

Weighing and Control
Systems
Net revenues	$13,609	$14,553	$13,601	$12,635	$11,440
Gross profit margin	36.3%	39.1%	37.3%	39.2%	40.0%
End-of-period backlog	$8,500	$8,200	$7,800	$6,700	$7,200
Book-to-bill ratio	1.11	0.97	0.99	0.93	1.03
Inventory turnover	5.04	4.87	4.74	4.59	4.17

Optimize Core Competence

The Company’s core products incorporate certain technologies to provide customers with precision foil products, force measurement sensors, and systems. Our foil technology products are recognized as global market leaders of strain gages and resistors that provide high precision and tight tolerance over extreme temperature ranges, and over a long period of time. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, tilt, motion, torque, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; innovations in product performance and design; and refining our manufacturing processes.

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

Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring through lower labor costs and other operating expenses in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A “Risk Factors” of our 2011 Annual Report on Form 10-K.

We did not initiate any new restructuring programs during the fiscal quarter ended March 31, 2012 or during 2011, and thus did not record any restructuring expenses during those periods.

We are presently executing plans to further reduce our costs by consolidating additional manufacturing operations with our expansion in India. These plans will require us to incur restructuring and severance costs in future periods. However, after implementing these plans, we do not anticipate significant restructuring and severance costs for our business except in the context of acquisition integration.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe and certain locations in Asia using local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated condensed balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of equity.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency. For the fiscal quarter ended March 31, 2012, exchange rates negatively impacted net revenues by $0.6 million and positively impacted costs of products sold and selling, general, and administrative expenses by $0.8 million when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Costs of products sold	66.2%	64.7%
Gross profit	33.8%	35.3%
Selling, general, and administrative expenses	29.6%	27.4%
Operating income	4.2%	7.9%
Income before taxes	4.5%	8.2%
Net earnings	2.9%	5.7%
Net earnings attributable to VPG stockholders	2.9%	5.5%

Effective tax rate	34.5%	31.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Net revenues	$55,844	$59,525
Change versus comparable
prior year period	$(3,681)
Percentage change versus
prior year period	-6.2%

Changes in net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-5.3%
Change in average selling prices	0.0%
Foreign currency effects	-1.0%
Other	0.1%
Net change	-6.2%

During the fiscal quarter ended March 31, 2012, our sales volume decreased in all of our reportable segments, compared to the comparable prior year period, primarily due to a drop in demand from our European customers that began in the third quarter of 2011.

Gross Profit and Margins

Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Gross margin percentage	33.8%	35.3%

The decrease in the gross margin percentage was due to the reduction in volume discussed above and increased manufacturing fixed costs, such as wages, utilities, and depreciation.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Net revenues	$27,801	$28,178
Change versus comparable
prior year period	$(377)
Percentage change versus
prior year period	-1.3%

Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-1.3%
Change in average selling prices	0.3%
Foreign currency effects	-0.4%
Other	0.1%
Net change	-1.3%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Gross margin percentage	40.7%	44.3%

The gross margin percentage decreased from the comparable prior year period largely due to reduction in volume, increases in variable costs, such as material usage and labor inefficiencies, and increased manufacturing fixed costs, including wages and utilities.

Force Sensors

Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Net revenues	$16,603	$17,738
Change versus comparable
prior year period	$(1,135)
Percentage change versus
prior year period	-6.4%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-4.6%
Change in average selling prices	-0.8%
Foreign currency effects	-1.1%
Other	0.1%
Net change	-6.4%

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Gross margin percentage	17.9%	20.3%

For the fiscal quarter ended March 31, 2012, the decrease in the gross margin percentage from the comparable prior year period is due to lower volume, and higher manufacturing fixed costs, which include the start-up costs associated with our new facility in India and wage increases.

Weighing and Control Systems

Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Net revenues	$11,440	$13,609
Change versus comparable
prior year period	$(2,169)
Percentage change versus
prior year period	-15.9%

Changes in the Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-14.7%
Change in average selling prices	0.5%
Foreign currency effects	-2.2%
Other	0.5%
Net change	-15.9%

The large decrease in volume is primarily attributable to the reduction in on-board weighing revenues in Europe.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Gross margin percentage	40.0%	36.3%

The gross margin percentage increased from the comparable prior year period mainly due to product mix. A portion of our European on-board weighing business, where the significant volume decrease occurred, has relatively low margins compared to the other lines of business in this segment. Therefore, while overall volume was down, gross margins increased compared to the comparable prior year period.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011
Total SG&A expenses	$16,516	$16,333
as a percentage of net revenues	29.6%	27.4%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended March 31, 2012 were comparable to the fiscal quarter ended April 2, 2011.

Other Income (Expense)

Total interest expense for the fiscal quarter ended March 31, 2012 was comparable to the fiscal quarter ended April 2, 2011 and consists of interest on the exchangeable notes, our debt in Japan and the overdraft facility in India.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The change in foreign exchange gains during the period, as compared to the prior year period is largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 31,	April 2,
	2012	2011	Change
Foreign exchange gain	$36	$141	$(105)
Interest income	193	78	115
Other	(27)	61	(88)
	$202	$280	$(78)

Income Taxes

For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended March 31, 2012 was 34.5% versus 31.0% for the fiscal quarter ended April 2, 2011. The change in the effective tax rate is the result of the shift in the geographic mix of pretax earnings, offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

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

Additional information about income taxes is included in Note 3 to our consolidated condensed financial statements.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2012 and December 31, 2011, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes pursuant to agreements entered into in connection with our spin-off from Vishay Intertechnology. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.5 million at March 31, 2012 and $1.7 million at December 31, 2011.

In 2010, we entered into a Credit Agreement among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility in an aggregate principal amount of $25.0 million (the “Revolving Facility”) with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”). The Revolving Facility terminates on October 14, 2013.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at March 31, 2012 and December 31, 2011. Our leverage ratio at ratio at March 31, 2012 and December 31, 2011 was 0.5 to 1.0 and 0.4 to 1.0, respectively. Our fixed charges ratio at March 31, 2012 and December 31, 2011 was 11.4 to 1.0 and 9.9 to 1.0, respectively. We expect to continue to be in compliance with these covenants based on current projections. If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

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

The financial maintenance covenants require VAT to maintain a leverage ratio of not more than 2.5 to 1.0 and a tangible net worth to total assets ratio of not less than 0.75 to 1.0. VAT was in compliance with all covenants at March 31, 2012 and December 31, 2011. The leverage ratio at March 31, 2012 and December 31, 2011 was 0.0 to 1.0 and 0.0 to 1.0, respectively. The tangible net worth to total asset ratio at March 31, 2012 and December 31, 2011 was 0.89 to 1.0 and 0.89 to 1.0, respectively. VAT expects to continue to be in compliance with these covenants based on current projections. If VAT is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. This is evident in the fiscal quarter ended March 31, 2012 with cash generated from operations of $4.1 million. Our cash used in operating activities for the fiscal quarter ended April 2, 2011, however, was $2.4 million, which primarily resulted from approximately $4.3 million in tax payments made during the quarter.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We have generated positive free cash for the period ended March 31, 2012 and historically have generated positive “free cash”. However, in 2011, significant tax payments made during the quarter ended April 2, 2011 caused us to use cash in, rather than generate cash from operating activities; cash flow was further reduced by the increase in our capital spending. As a result, we did not generate “free cash” in the period ended April 2, 2011.

Approximately 81% and 80% of our cash and cash equivalents balance at March 31, 2012 and December 31, 2011, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The following table summarizes the components of net cash (debt) at March 31, 2012 and December 31, 2011 (in thousands):

	March 31	December 31,
	2012	2011
Cash and cash equivalents	$83,042	$80,828

Third-party debt, including current and long-term:
Revolving credit facility	-	-
Third-party debt held by Japanese subsidiary	1,542	1,690
Exchangeable notes due 2102	9,958	9,958
Total third-party debt	11,500	11,648
Net cash	$71,542	$69,180

Measurements such as “free cash” and “net cash (debt)” do not have uniform definitions and are not recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions, and that an analysis of “net cash (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.

Our financial condition as of March 31, 2012 is strong, with a current ratio (current assets to current liabilities) of 5.0 to 1, as compared to a ratio of 4.8 to 1 at December 31, 2011. The increase in the current ratio is primarily due to an increase in prepaid expenses and inventory, and decreases in accounts payable. These changes were partially offset by decreases in accounts receivable and increases in payroll related liabilities, income taxes payable and other accrued liabilities.

Cash paid for property and equipment for the fiscal quarter ended March 31, 2012 was $2.6 million as compared to $2.9 million in the comparable prior year period. The decrease in capital spending as compared to the prior fiscal quarter is due to the significant spending which took place in 2011. Capital expenditures for 2011 were primarily required to: (1) construct a new manufacturing facility in India that will consolidate the majority of our existing manufacturing capacity in the Force Sensors segment into a low-labor-rate facility; (2) facilitate a new manufacturing line that will begin producing a new product offering in the Foil Technology Products segment; and (3) maintain our business systems and facilities. The majority of spending took place on these projects during 2011. As of March 31, 2012, approximately $2.0 million of spending remains for these projects.

Safe Harbor Statement

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, unexpected costs or difficulties related to our spinoff and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as underutilization of production facilities, labor unrest or legal challenges to our layoff or termination plans, , operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012.

Item 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 12, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language).

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

Date: May 9, 2012