Form 10-Q
period 2012-09-29
Vishay Precision Group, Inc.
filed 2012-11-06
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of November 6, 2012, the registrant had 12,345,722 shares of its common stock and 1,025,176 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
September 29, 2012
CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– September 29, 2012 (Unaudited) and December 31, 2011	3
		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended September 29, 2012 and
		October 1, 2011	5
		Consolidated Condensed Statements of Operations
		(Unaudited) – Nine Fiscal Months Ended September 29, 2012 and
		October 1, 2011	6
		Consolidated Condensed Statements of Comprehensive Income
		(Unaudited) – Fiscal Quarters Ended September 29, 2012 and
		October 1, 2011	7
		Consolidated Condensed Statements of Comprehensive Income
		(Unaudited) – Nine Fiscal Months Ended September 29, 2012 and
		October 1, 2011	8
		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine Fiscal Months Ended September 29, 2012 and
		October 1, 2011	9

		Consolidated Condensed Statement of Equity (Unaudited)	10

		Notes to Consolidated Condensed Financial Statements
		(Unaudited)	11

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	38

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	38

	Item 1A.	Risk Factors	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 3.	Defaults Upon Senior Securities	38

	Item 4.	Mine Safety Disclosures	38

	Item 5.	Other Information	38

	Item 6.	Exhibits	39

		SIGNATURES	40

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 29,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,250	$80,828
Accounts receivable, net	33,421	34,214
Inventories:
Raw materials	14,644	15,196
Work in process	15,376	14,343
Finished goods	19,393	19,559
Inventories, net	49,413	49,098

Deferred income taxes	4,570	4,638
Prepaid expenses and other current assets	10,142	8,964
Total current assets	186,796	177,742

Property and equipment, at cost:
Land	2,053	2,020
Buildings and improvements	48,885	43,043
Machinery and equipment	75,893	73,597
Software	5,698	4,956
Construction in progress	1,095	7,146
Accumulated depreciation	(80,754)	(77,024)
Property and equipment, net	52,870	53,738

Intangible assets, net	9,008	11,102

Other assets	13,830	14,023
Total assets	$262,504	$256,605

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 29,	December 31,
	2012	2011
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,150	$11,458
Payroll and related expenses	12,390	12,741
Other accrued expenses	9,150	9,538
Income taxes	1,682	2,842
Current portion of long-term debt	185	185
Total current liabilities	33,557	36,764

Long-term debt, less current portion	11,325	11,463
Deferred income taxes	2,892	2,873
Other liabilities	8,033	7,769
Accrued pension and other postretirement costs	12,840	12,798
Total liabilities	68,647	71,667

Commitments and contingencies

Equity:
Common stock	1,235	1,232
Class B convertible common stock	103	103
Capital in excess of par value	181,553	180,758
Retained earnings	23,191	16,665
Accumulated other comprehensive income (loss)	(12,352)	(13,973)
Total Vishay Precision Group, Inc. stockholders' equity	193,730	184,785
Noncontrolling interests	127	153
Total equity	193,857	184,938
Total liabilities and equity	$262,504	$256,605

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 29,	October 1,
	2012	2011
Net revenues	$55,430	$60,037
Costs of products sold	36,691	38,845
Gross profit	18,739	21,192

Selling, general, and administrative expenses	15,646	16,482
Operating income	3,093	4,710

Other income (expense):
Interest expense	(75)	(70)
Other	(295)	(763)
Other income (expense) - net	(370)	(833)

Income before taxes	2,723	3,877

Income tax expense	811	639

Net earnings	1,912	3,238
Less: net loss attributable to
noncontrolling interests	(30)	(62)
Net earnings attributable to VPG stockholders	$1,942	$3,300

Basic earnings per share attributable to VPG stockholders	$0.15	$0.25

Diluted earnings per share attributable to VPG stockholders	$0.14	$0.24

Weighted average shares outstanding - basic	13,371	13,346

Weighted average shares outstanding - diluted	13,893	13,831

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 29,	October 1,
	2012	2011
Net revenues	$166,606	$181,695
Costs of products sold	109,136	117,403
Gross profit	57,470	64,292

Selling, general, and administrative expenses	47,923	49,898
Operating income	9,547	14,394

Other income (expense):
Interest expense	(216)	(227)
Other	15	(629)
Other income (expense) - net	(201)	(856)

Income before taxes	9,346	13,538

Income tax expense	2,796	3,911

Net earnings	6,550	9,627
Less: net earnings attributable to
noncontrolling interests	24	51
Net earnings attributable to VPG stockholders	$6,526	$9,576

Basic earnings per share attributable to VPG stockholders	$0.49	$0.72

Diluted earnings per share attributable to VPG stockholders	$0.47	$0.69

Weighted average shares outstanding - basic	13,366	13,342

Weighted average shares outstanding - diluted	13,881	13,820

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Fiscal quarter ended
	September 29,	October 1,
	2012	2011
Net earnings	$1,912	$3,238

Other comprehensive income (loss):
Foreign currency translation adjustment	3,505	(1,674)
Pension and other postretirement actuarial items, net of tax	(55)	33
Other comprehensive income (loss)	3,450	(1,641)

Comprehensive income	5,362	1,597

Less comprehensive loss attributable to noncontrolling interests	(30)	(62)

Comprehensive income attributable to VPG stockholders	$5,392	$1,659

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29,	October 1,
	2012	2011
Net earnings	$6,550	$9,627

Other comprehensive income:
Foreign currency translation adjustment	1,603	1,316
Pension and other postretirement actuarial items, net of tax	18	31
Other comprehensive income	1,621	1,347

Comprehensive income	8,171	10,974

Less comprehensive income attributable to noncontrolling interests	24	51

Comprehensive income attributable to VPG stockholders	$8,147	$10,923

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29,	October 1,
	2012	2011
Operating activities
Net earnings	$6,550	$9,627
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	8,727	8,425
Loss on disposal of property and equipment	219	20
Share-based compensation expense	866	718
Inventory write-offs for obsolescence	996	1,149
Other	(537)	(3,084)
Net changes in operating assets and liabilities:
Accounts receivable	991	(2,940)
Inventories	(945)	(2,793)
Prepaid expenses and other current assets	(1,126)	(4,816)
Trade accounts payable	(1,345)	2,464
Other current liabilities	(878)	930
Net cash provided by operating activities	13,518	9,700

Investing activities
Capital expenditures	(5,805)	(10,347)
Proceeds from sale of property and equipment	271	143
Net cash used in investing activities	(5,534)	(10,204)

Financing activities
Principal payments on long-term debt and capital leases	(136)	(90)
Net changes in short-term borrowings	-	1,326
Distributions to noncontrolling interests	(50)	(15)
Net cash (used in) provided by financing activities	(186)	1,221
Effect of exchange rate changes on cash and cash equivalents	624	356
Increase in cash and cash equivalents	8,422	1,073

Cash and cash equivalents at beginning of period	80,828	82,245
Cash and cash equivalents at end of period	$89,250	$83,318

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

					Accumulated	Total VPG
		Class B	Capital in		Other	Inc.
	Common	Convertible	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2011	$1,232	$103	$180,758	$16,665	$(13,973)	$184,785	$153	$184,938
Net earnings	-	-	-	6,526	-	6,526	24	6,550
Foreign currency translation
adjustment	-	-	-	-	1,603	1,603	-	1,603
Pension and other
postretirement
actuarial items (net of tax)	-	-	-	-	18	18	-	18
Share-based compensation
expense	-	-	401	-	-	401	-	401
Restricted stock
issuances (25,104 shares)	3	-	394	-	-	397	-	397
Distribution to
noncontrolling interests	-	-	-	-	-	-	(50)	(50)
Balance at September 29, 2012	$1,235	$103	$181,553	$23,191	$(12,352)	$193,730	$127	$193,857

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 12, 2012. The results of operations for the fiscal quarter and nine fiscal months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2012	$32
2013	129
2014	129
2015	65
Thereafter	-

Note 2 – Related Party Transactions (continued)

Lease Agreements (continued)

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2012	$10
2013	39
2014	39
2015	19
Thereafter	-

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

Note 3 – Income Taxes

VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended September 29, 2012 was 29.8% versus 16.5% for the fiscal quarter ended October 1, 2011. The effective tax rate for the nine fiscal months ended September 29, 2012 was 29.9% versus 28.9% for the nine fiscal months ended October 1, 2011. The primary change in the effective tax rate for both periods presented is the result of a shift in the geographic mix of pretax earnings, offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

Income taxes for VPG for the fiscal quarters and nine fiscal months ended September 29, 2012 and October 1, 2011, as presented in these consolidated condensed financial statements, are calculated on a separate tax return basis.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarter and nine fiscal months ended September 29, 2012 and October 1, 2011 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

Note 3 – Income Taxes (continued)

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

Note 4 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 29,	December 31,
	2012	2011
U.S. Credit facility - revolving debt (1)	$-	$-
Israeli Credit facility - revolving debt (2)	-	-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,552	1,690
	11,510	11,648
Less current portion	185	185
	$11,325	$11,463

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

Note 4 – Long-Term Debt (continued)

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

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated condensed balance sheets include these rabbi trust assets of $1.7 million at September 29, 2012 and $1.6 million at December 31, 2011, which approximate the pension liability at those dates.

Note 5 – Pension and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 29, 2012		October 1, 2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$116	$11	$126	$9
Interest cost	212	28	225	34
Expected return on plan assets	(146)	-	(153)	-
Amortization of actuarial losses	24	18	1	11
Net periodic benefit cost	$206	$57	$199	$54

	Nine fiscal months ended		Nine fiscal months ended
	September 29, 2012		October 1, 2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$346	$33	$374	$29
Interest cost	637	84	675	104
Expected return on plan assets	(439)	-	(459)	-
Amortization of actuarial losses	72	54	2	35
Net periodic benefit cost	$616	$171	$592	$168

Other Retirement Obligations

Prior to July 6, 2010, certain key employees of VPG participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying consolidated condensed balance sheets include a liability within other noncurrent liabilities related to these deferrals. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated condensed balance sheets include these rabbi trust assets of $2.6 million and $2.5 million at September 29, 2012 and December 31, 2011, respectively, and the related liabilities of $3.1 million and $2.9 million at September 29, 2012 and December 31, 2011, respectively.

Note 6 – Share-Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended, the “2010 Program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At September 29, 2012, the Company had reserved 231,717 shares of common stock for future grant of equity awards, pursuant to the 2010 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.

The following table summarizes the Company’s stock option activity (number of options in thousands):

	2012
			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
Balance at January 1, 2012	32	$18.03
Granted	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance at September 29, 2012	32	$18.03	3.73
Vested and
expected to vest	32	$18.03
Exercisable:
End of period	28	$18.26

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $13.98 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on September 29, 2012 is not material. No options were exercised during the fiscal quarter and nine fiscal months ended September 29, 2012.

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

Note 6 – Share-Based Compensation (continued)

Restricted Stock Units (continued)

RSU activity as of September 29, 2012 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2012	129	$16.03
Granted	92	15.88
Vested & issued	(27)	15.85
Balance at September 29, 2012	194	$15.98

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Stock options	$3	$5	$8	$15
Restricted stock units	176	159	529	464
Restricted stock units (performance-based)	125	78	329	239
Total	$304	$242	$866	$718

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

Note 7 – Segment Information (continued)

The following table sets forth reporting segment information (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net third-party revenues:
Foil Technology Products	$26,307	$28,407	$80,698	$85,614
Force Sensors	16,502	18,029	50,285	54,318
Weighing & Control Systems	12,621	13,601	35,623	41,763
Total	$55,430	$60,037	$166,606	$181,695

Gross profit:
Foil Technology Products	$10,247	$12,238	$32,908	$38,066
Force Sensors	3,326	3,886	10,000	10,530
Weighing & Control Systems	5,166	5,068	14,562	15,696
Total	$18,739	$21,192	$57,470	$64,292

Reconciliation of segment operating income to
consolidated results:
Foil Technology Products	$5,960	$7,926	$19,745	$24,654
Force Sensors	1,161	1,612	3,242	3,288
Weighing & Control Systems	1,966	2,071	4,918	6,242
Unallocated G&A expenses	(5,994)	(6,899)	(18,358)	(19,790)
Consolidated condensed operating income	$3,093	$4,710	$9,547	$14,394

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.3 million and $0.5 million during the fiscal quarters ended September 29, 2012 and October 1, 2011, respectively, and $1.1 million and $1.6 million for the nine fiscal months ended September 29, 2012 and October 1, 2011, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.6 million and $0.5 million during the fiscal quarters ended September 29, 2012 and October 1, 2011, respectively, and $1.8 million and $1.9 million for the nine fiscal months ended September 29, 2012 and October 1, 2011, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.6 million and $1.0 million during the fiscal quarters ended September 29, 2012 and October 1, 2011, respectively, and $1.9 million and $2.8 million for the nine fiscal months ended September 29, 2012 and October 1, 2011, respectively.

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,942	$3,300	$6,526	$9,576

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	7	4	24	14

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,949	$3,304	$6,550	$9,590

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,371	13,346	13,366	13,342

Effect of dilutive securities:
Exchangeable notes	441	441	441	441
Employee stock options	-	1	1	1
Restricted stock units	81	43	73	36
Dilutive potential common shares	522	485	515	478

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,893	13,831	13,881	13,820

Basic earnings per share attributable to VPG
stockholders	$0.15	$0.25	$0.49	$0.72

Diluted earnings per share attributable to VPG
stockholders	$0.14	$0.24	$0.47	$0.69

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Weighted average employee stock options	28	28	28	28
Weighted average warrants	630	630	630	630

Note 9 – Additional Financial Statement Information

The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Foreign exchange loss	$(207)	$(686)	$(201)	$(769)
Interest income	164	169	497	340
Other	(252)	(246)	(281)	(200)
	$(295)	$(763)	$15	$(629)

Other accrued expenses consist of the following (in thousands):

	September 29,	December 31,
	2012	2011
Goods received, not yet invoiced	$1,773	$2,808
Accrued taxes, other than income taxes	2,548	1,576
Accrued professional fees	1,211	1,544
Other	3,618	3,610
	$9,150	$9,538

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
September 29, 2012
Assets
Assets held in rabbi trusts	$4,246	$1,067	$3,179	$-

December 31, 2011
Assets
Assets held in rabbi trusts	$4,123	$2,271	$1,852	$-

Liabilities
Derivative contracts	$(423)	$-	$(423)	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 29, 2012 and December 31, 2011 and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

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

Note 10 – Fair Value Measurements (continued)

The Company previously entered into two derivative contracts, focusing on the Israeli shekel, through July 2012. The Company has not entered into any new contracts after July 2012. The Company recorded a net gain of $0.1 million during the contract period in 2012. The gain is recorded in the consolidated condensed statement of operations as part of other income (expense). At December 31, 2011, the notional amount of the derivative contracts was approximately 35.6 million shekels and had a fair value of ($0.4) million recorded in the consolidated condensed balance sheet as a part of other accrued expenses. The weighted minimal hedged rate was 3.55 shekels per U.S. dollar and the maximum hedged rate was 3.67 shekels per U.S. dollar. The Company recorded a net loss on these contracts of $0.6 million for the year ended December 31, 2011.

In determining fair value of derivative instruments, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s credit risk, the Company estimated its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly-traded debt with a corresponding rating. The Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 29, 2012 and December 31, 2011.

The fair value of the long-term debt at September 29, 2012 and December 31, 2011 is approximately $8.2 million and $9.4 million, respectively, compared to its carrying value of $11.5 million and $11.6 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

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

Net revenues for the fiscal quarter ended September 29, 2012 were $55.4 million versus $60.0 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 29, 2012 were $1.9 million, or $0.14 per diluted share, versus $3.3 million, or $0.24 per diluted share, for the comparable prior year period.

Net revenues for the nine fiscal months ended September 29, 2012 were $166.6 million versus $181.7 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 29, 2012 were $6.5 million, or $0.47 per diluted share, versus $9.6 million, or $0.69 per diluted share, for the comparable prior year period.

The overall decline in demand in all of our reporting segments for our OEM and end user customers is being validated by macroeconomic data indicators, as the capital/equipment investment, industrial production output and government spending indices declined in North America, Asia, primarily in Japan, and in Europe for the third quarter. We believe that currently our distributors for all our reporting segments are depleting current inventory balance before placing new orders.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the third quarter of 2011 and through the third quarter of 2012 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2011	2011	2012	2012	2012
Net revenues	$60,037	$56,412	$55,844	$55,332	$55,430

Gross profit margin	35.3%	33.4%	33.8%	35.9%	33.8%

End-of-period backlog	$45,900	$42,400	$43,300	$43,600	$40,100

Book-to-bill ratio	0.97	0.95	1.01	1.02	0.92

Inventory turnover	3.11	3.02	2.99	2.85	2.96

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

There has been a sequential decrease in revenues since the third quarter of 2011, with a slight increase in the third quarter of 2012. The decline from the third quarter to the fourth quarter of 2011 was the result of a significant decrease in demand from our European customer base and manufacturing capacity issues in our Foil Technology Products segment. The capacity issues improved in the Foil Technology Products segment in the first quarter of 2012, and demand from our European customer base also began to stabilize. Revenues for the second and third quarter of 2012 have remained consistent with the first quarter of 2012. However, while the demand from our European customers stabilized in the first quarter of 2012, we have seen a decrease in demand from these customers in the second and third quarters of 2012.

Gross profit margins decreased from the third to the fourth quarter of 2011 as the gross margins in the fourth quarter of 2011 were impacted by capacity issues in our Foil Technology Products segment and lower volume, start-up costs at our new India facility, and product mix in the Force Sensors segment. In the first quarter of 2012, the Foil Technology Products and Weighing and Control Systems segments increased slightly. The second quarter of 2012, showed an improvement in gross margins in all of the segments, with the most significant increase coming from the Force Sensors segment. This was primarily due to volume increases, product mix, and the realization of efficiencies from the movement of production to our new facility in India. In the third quarter of 2012, gross margin dropped to 33.8% with the most significant decrease coming from the Foil Technology Products segment. Plant shutdowns in two of our subsidiaries, in response to economic conditions, led to lower volume and labor inefficiencies.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the third quarter of 2011 and through the third quarter of 2012 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2011	2011	2012	2012	2012
Foil Technology Products
Net revenues	$28,407	$26,561	$27,801	$26,590	$26,307
Gross profit margin	43.1%	40.5%	40.7%	42.6%	38.9%
End-of-period backlog	$24,000	$22,500	$21,500	$22,400	$20,800
Book-to-bill ratio	0.97	0.95	0.97	1.04	0.93
Inventory turnover	3.65	3.54	3.68	3.36	3.52

Force Sensors
Net revenues	$18,029	$17,216	$16,603	$17,180	$16,502
Gross profit margin	21.6%	18.1%	17.9%	21.5%	20.2%
End-of-period backlog	$14,100	$13,200	$14,600	$13,600	$13,300
Book-to-bill ratio	0.96	0.96	1.07	0.96	0.97
Inventory turnover	2.26	2.24	2.18	2.18	2.15

Weighing and Control
Systems
Net revenues	$13,601	$12,635	$11,440	$11,562	$12,621
Gross profit margin	37.3%	39.2%	40.0%	41.7%	40.9%
End-of-period backlog	$7,800	$6,700	$7,200	$7,600	$6,000
Book-to-bill ratio	0.99	0.93	1.03	1.05	0.85
Inventory turnover	4.74	4.59	4.17	3.93	4.37

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

We expect to make strategic acquisitions, particularly where opportunities present themselves to grow our Force Sensors segment and our Weighing and Control Systems segment. Our acquisition strategy is to enhance our existing technology portfolio and add new applications, technology, and markets. Upon completion of acquisitions, we will seek to reduce selling, general, and administrative expenses through the integration or elimination of redundant sales offices and administrative functions at acquired companies. In addition, we believe acquired businesses will benefit from our current global manufacturing operations and distribution channels.

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

We did not initiate any new restructuring programs during the fiscal quarter or nine fiscal months ended September 29, 2012 or during 2011, and thus did not record any restructuring expenses during those periods.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency. For the fiscal quarter ended September 29, 2012, exchange rates negatively impacted net revenues by $2.1 million and positively impacted costs of products sold and selling, general, and administrative expenses by $2.6 million when compared to the comparable prior year period. For the nine fiscal months ended September 29, 2012, exchange rates negatively impacted net revenues by $4.6 million and positively impacted costs of products sold and selling, general, and administrative expenses by $5.1 million when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Costs of products sold	66.2%	64.7%	65.5%	64.6%
Gross profit	33.8%	35.3%	34.5%	35.4%
Selling, general, and administrative expenses	28.2%	27.5%	28.8%	27.5%
Operating income	5.6%	7.8%	5.7%	7.9%
Income before taxes	4.9%	6.5%	5.6%	7.5%
Net earnings	3.4%	5.4%	3.9%	5.3%
Net earnings attributable to VPG stockholders	3.5%	5.5%	3.9%	5.3%
__________
Effective tax rate	29.8%	16.5%	29.9%	28.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net revenues	$55,430	$60,037	$166,606	$181,695
Change versus comparable
prior year period	$(4,607)		$(15,089)
Percentage change versus
prior year period	-7.7%		-8.3%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-4.3%	-6.2%
Change in average selling prices	0.0%	0.3%
Foreign currency effects	-3.5%	-2.5%
Other	0.1%	0.1%
Net change	-7.7%	-8.3%

During the fiscal quarter and nine fiscal months ended September 29, 2012, our sales volume decreased in all of our reportable segments, compared to the comparable prior year periods, primarily due to a drop in demand from our European customers.

Gross Profit and Margins

Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Gross margin percentage	33.8%	35.3%	34.5%	35.4%

For the fiscal quarter and nine fiscal months ended September 29, 2012, the gross margin percentage has decreased when compared with the comparable prior year periods. The decrease is due to the reduction in volume discussed above, capacity issues in our Foil Technology Products segment and increased manufacturing fixed costs, such as wages, utilities, and depreciation.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net revenues	$26,307	$28,407	$80,698	$85,614
Change versus comparable
prior year period	$(2,100)		$(4,916)
Percentage change versus
prior year period	-7.4%		-5.7%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-4.4%	-4.0%
Change in average selling prices	0.3%	0.3%
Foreign currency effects	-3.5%	-2.1%
Other	0.2%	0.1%
Net change	-7.4%	-5.7%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Gross margin percentage	38.9%	43.1%	40.8%	44.5%

The gross margin percentages decreased from the comparable prior year periods largely due to a reduction in volume, labor inefficiencies, and increased manufacturing fixed costs, including wages and utilities.

Force Sensors

Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net revenues	$16,502	$18,029	$50,285	$54,318
Change versus comparable
prior year period	$(1,527)		$(4,033)
Percentage change versus
prior year period	-8.5%		-7.4%

Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-5.8%	-5.3%
Change in average selling prices	0.2%	0.3%
Foreign currency effects	-2.8%	-2.4%
Other	-0.1%	0.0%
Net change	-8.5%	-7.4%

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Gross margin percentage	20.2%	21.6%	19.9%	19.4%

For the fiscal quarter ended September 29, 2012, the gross margin percentage decreased from the comparable prior year period. Cost savings from the movement of production to our new facility in India, and improved product mix, were offset by higher manufacturing fixed costs during the quarter. The increase in the gross margin percentages for the nine fiscal months ended September 29, 2012 compared to the comparable prior year period is mainly due to an improved product mix and the realization of cost savings from the movement of production to our new facility in India.

Weighing and Control Systems

Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net revenues	$12,621	$13,601	$35,623	$41,763
Change versus comparable
prior year period	$(980)		$(6,140)
Percentage change versus
prior year period	-7.2%		-14.7%

Changes in the Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-2.3%	-11.7%
Change in average selling prices	-0.6%	0.2%
Foreign currency effects	-4.4%	-3.4%
Other	0.1%	0.2%
Net change	-7.2%	-14.7%

The decrease in volume for both the quarter and year-to-date periods is primarily attributable to the reduction in on-board weighing revenues in Europe.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Gross margin percentage	40.9%	37.3%	40.9%	37.6%

The gross margin percentage increased from the comparable prior year periods mainly due to product mix. A portion of our European on-board weighing business, where the significant volume decrease occurred, has relatively low margins compared to the other lines of business in this segment. Therefore, while overall volume was down for the quarter and nine fiscal month periods, gross margins increased compared to the comparable prior year periods.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Total SG&A expenses	$15,646	$16,482	$47,923	$49,898
as a percentage of net revenues	28.2%	27.5%	28.8%	27.5%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter and nine fiscal months ended September 29, 2012 decreased when compared to the comparable prior year periods mainly due to exchange rates and decreases in professional fees.

Other Income (Expense)

Total interest expense for the fiscal quarter and nine fiscal months ended September 29, 2012 was comparable to the fiscal quarter and nine fiscal months ended October 1, 2011 and consists of interest on the exchangeable notes and the amortization of deferred bank costs associated with securing a revolving credit facility.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The change in foreign exchange gains during the period, as compared to the prior year period is largely due to the revaluation of the non-U.S. dollar-denominated assets at our Israeli facilities.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 29,	October 1,
	2012	2011	Change
Foreign exchange loss	$(207)	$(686)	$479
Interest income	164	169	(5)
Other	(252)	(246)	(6)
	$(295)	$(763)	$468

	Nine fiscal months ended
	September 29,	October 1,
	2012	2011	Change
Foreign exchange loss	$(201)	$(769)	$568
Interest income	497	340	157
Other	(281)	(200)	(81)
	$15	$(629)	$644

Income Taxes

For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended September 29, 2012 was 29.8% versus 16.5% for the fiscal quarter ended October 1, 2011. The effective tax rate for the nine fiscal months ended September 29, 2012 was 29.9% versus 28.9% for the nine fiscal months ended October 1, 2011. The change in the effective tax rate for both periods presented is the result of the shift in the geographic mix of pretax earnings, offset by the inability to record a deferred tax benefit due to losses in certain foreign jurisdictions.

In the second quarter ended June 30, 2012, we filed a request for a tax ruling with the Israeli Tax Authority and the Israeli Investment Center (collectively the “Israeli Authorities”), requesting approval to simplify our Israeli legal structure by reorganizing certain subsidiaries there. Should we receive a favorable ruling from the Israeli Authorities, we anticipate recording a tax benefit in 2012 of between $0.7 million to $0.8 million relating to the release of a valuation allowance against certain Israeli deferred tax assets. An additional impact of a favorable ruling would be that our estimated annual effective tax rate could decrease significantly due to the possibility of utilizing current year projected operating losses. We expect to receive a response from the Israeli Authorities during the fourth quarter of 2012.

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

Financial Condition, Liquidity, and Capital Resources

At September 29, 2012 and December 31, 2011, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes pursuant to agreements entered into in connection with our spin-off from Vishay Intertechnology. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.6 million at September 29, 2012 and $1.7 million at December 31, 2011.

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

The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; and (b) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at September 29, 2012 and December 31, 2011. Our leverage ratio at September 29, 2012 and December 31, 2011 was 0.5 to 1.0 and 0.4 to 1.0, respectively. Our fixed charges ratio at September 29, 2012 and December 31, 2011 was 15.9 to 1.0 and 9.9 to 1.0, respectively. We expect to continue to be in compliance with these covenants based on current projections. If we are not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

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

The financial maintenance covenants require VAT to maintain a leverage ratio of not more than 2.5 to 1.0 and a tangible net worth to total assets ratio of not less than 0.75 to 1.0. VAT was in compliance with all covenants at September 29, 2012 and December 31, 2011. The leverage ratio at September 29, 2012 and December 31, 2011 was 0.0 to 1.0 and 0.0 to 1.0, respectively. The tangible net worth to total asset ratio at September 29, 2012 and December 31, 2011 was 0.91 to 1.0 and 0.89 to 1.0, respectively. VAT expects to continue to be in compliance with these covenants based on current projections. If VAT is not in compliance with all of the required financial covenants, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. This is evident in the nine fiscal months ended September 29, 2012 with cash generated from operations of $13.5 million. Our cash generated from operating activities for the nine fiscal months ended October 1, 2011, was $9.7 million, which was impacted by approximately $6.4 million in tax payments made during the nine fiscal months ended October 1, 2011.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We have generated positive free cash for the period ended September 29, 2012 and historically have generated positive “free cash”. However, in 2011, significant tax payments made during the quarter ended April 2, 2011 caused us to use cash in, rather than generate cash from, operating activities; cash flow was further reduced by the increase in our capital spending. As a result, we did not generate “free cash” in the period ended October 1, 2011.

Approximately 85% and 80% of our cash and cash equivalents balance at September 29, 2012 and December 31, 2011, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.

The following table summarizes the components of net cash (debt) (in thousands):

	September 29,	December 31,
	2012	2011
Cash and cash equivalents	$89,250	$80,828

Third-party debt, including current and long-term:
Revolving credit facilities	-	-
Third-party debt held by Japanese subsidiary	1,552	1,690
Exchangeable notes due 2102	9,958	9,958
Total third-party debt	11,510	11,648
Net cash	$77,740	$69,180

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

Our financial condition as of September 29, 2012 is strong, with a current ratio (current assets to current liabilities) of 5.6 to 1.0, as compared to a ratio of 4.8 to 1.0 at December 31, 2011. The increase in the current ratio is primarily due to increases in inventory, and prepaid expenses and decreases in accounts payable, payroll related liabilities, other accrued expenses, and income taxes payable. These changes were partially offset by decreases in accounts receivable and deferred income taxes.

Cash paid for property and equipment for the nine fiscal months ended September 29, 2012 was $5.8 million as compared to $10.3 million in the comparable prior year period. The decrease in capital spending as compared to the prior fiscal period is due to the significant spending which took place in 2011. Capital expenditures for 2011 were primarily required to: (1) construct a new manufacturing facility in India that will consolidate the majority of our existing manufacturing capacity in the Force Sensors segment into a low-labor-rate facility; (2) facilitate a new manufacturing line that will begin producing a new product offering in the Foil Technology Products segment; and (3) maintain our business systems and facilities. The majority of spending took place on these projects during 2011. As of September 29, 2012, approximately $0.5 million of spending remains for these projects.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties in integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, unexpected costs or difficulties related to our spinoff and other unanticipated conditions adversely affecting the operation of these companies; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as underutilization of production facilities, labor unrest or legal challenges to our layoff or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. The notes described in our Form 10-K and quarterly reports are not the only risks we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 29, 2012, furnished in XBRL (eXtensible Business Reporting Language).

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

Date: November 6, 2012