Form 10-K
period 2012-12-31
Vishay Precision Group, Inc.
filed 2013-03-12
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($13.95 on June 30, 2012), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $177,881,000. There is no non-voting stock outstanding.

As of March 12, 2013, the registrant had 12,345,722 shares of its common stock and 1,025,176 shares of its Class B convertible common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2012

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

Our products are precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. Our products are not typically used in the consumer market.

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

Our History

In the 1950’s, the late Dr. Felix Zandman was issued patents for PhotoStress® coatings and instruments, used to reveal and measure the distribution of stresses in structures such as airplanes and cars under live load conditions. His research in this area led him to develop Bulk Metal® foil resistors and resistive current sensors with performance beyond any other resistor currently available in the global market.

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

Throughout the 1960’s and 1970’s, Vishay Intertechnology established itself as a technical and market leader in precision foil resistors, PhotoStress® products, and foil strain gages. These innovations were the genesis of the foil technology that is the foundation of Vishay Precision Group. The subsequent innovations and advancement of foil resistance and strain gage technology opened the door to numerous commercial applications, such as force sensors and control systems on a vertical market basis.

In the decade prior to our spin-off, Vishay Intertechnology expanded their measurement business through acquisitions, extending the business from its initial focus on precision foil resistors and foil strain gages to include: transducers/load cells, which are force sensors combining strain gages and the metallic structures to which they are bonded; load cell modules that utilize electronic instrumentation and software for measuring the load cell output; and measurement instrumentation and complete systems for process control and on-board weighing.

On July 6, 2010, Vishay Intertechnology spun off its precision measurement and foil technology businesses through a tax-free stock dividend of VPG stock to Vishay Intertechnology’s stockholders and we became a publicly-traded company. We are an established, multi-national company that excels in the design and manufacture of sensors based on resistive foil technology and sensor-based systems specializing in the growing markets of stress, force, weight, pressure, and current measurements.

Our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating our sensors and electronic measurement instrumentation (containing foil resistors) and software into our weighing and control systems. Precision foil resistor products are used in many of the control systems that we manufacture. Many of our acquisitions over the years have been directed towards furthering our vertical integration strategy, and we expect to continue to focus our acquisition strategy in this direction, as exemplified by our acquisition of the assets of the George Kelk Corporation (“KELK”) in January 2013.

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
  In April 2005, we acquired all of the capital stock of SI Technologies, Inc., which had been a publicly-traded company on the NASDAQ Stock Market. Our SI Technologies business designs, manufactures, and markets high-performance industrial load cells, weighing and factory automation systems, and related products.
  In November 2005, we acquired Alpha Electronics Corp., a Japanese manufacturer of foil resistors. As part of our acquisition of Alpha Electronics, we acquired our manufacturing facility in Akita, Japan.
  In April 2007, we completed a tender offer to acquire PM Group PLC, which had been a publicly-traded company on the London Stock Exchange. PM Group, through its PM Onboard business, is an advanced designer and manufacturer of systems used in the weighing and process control industries. As a part of our acquisition of PM Group, we acquired our manufacturing facility in Bradford, UK.
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

In January 2013, we completed our first acquisition as an independent public company. We acquired substantially all of the assets of the George Kelk Corporation. KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used by metals rolling mills and mining applications throughout the world. As a part of our acquisition, we acquired a manufacturing, engineering, sales and administrative facility in Toronto, Canada.

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

Optimize Core Competence

The Company’s core products incorporate certain technologies to provide customers with precision foil products, force measurement sensors, and systems. Our foil technology products are recognized as global market leaders of strain gages and resistors that provide high precision, high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.

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

Organic Growth

Our product portfolio is focused, to a significant extent, on specialty products. The development of specialty products requires us to form long-term relationships with our customers. Our specialty products are usually designed to meet unique specifications for OEMs. This often results in our customers creating a non-standard part number used solely to designate our product on their bill of materials. We call this customer activity a “design win.” This activity may create organic growth as the OEM customer begins to order increasing quantities to meet their production requirements, with little or no opportunity to purchase a similar part or utilize competing suppliers. The “design in” time for these initiatives is typically 12 to 24 months.

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

Growth from Acquisitions

We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. This strategy is most recently exemplified by our acquisition of the KELK business in January 2013. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing operations and distribution channels.

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

Force Sensors

The Force Sensors segment includes a broad line of load cells and force measurement transducers that are offered as precision sensors for industrial and commercial use. Typical applications for the weighing industry include process control weighing, medical devices, construction off-road vehicles, and agricultural equipment. These sensors use our foil technology products, which serve as sensing elements and components within each unit. Further integration of our load cells is also offered as weighing modules, which provide customers with a complete sensor assembly that may be used within a wide variety of digital transducers. A majority of products from this segment are sold to third parties as “standard catalog items”; the remainder of this segment’s products is sold as non-standard and/or custom products to third parties and to our Weighing and Control Systems segment. Direct sales channels (field application engineers (“FAEs”)) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire primarily standard, “as is” products.

Weighing and Control Systems

The Weighing and Control Systems segment designs and manufactures complete systems comprised of load cells and instrumentation for weighing and force control/measurement for a variety of uses, including on-board weighing and overload monitor systems. The Weighing and Control Systems segment acquires almost all of the load cells it requires from our Force Sensors segment. As such, the Company considers the load cell production line to be an integral component of the Weighing and Control Systems segment’s production process. Other major components that comprise our systems are: electronic displays; optical gages; signal processors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of weight or force. Direct sales channels (FAEs) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are used for those customers that desire primarily standard, “as is” products. With the addition of KELK, the Company will also use agents to sell certain of its products.

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
  Modules – Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications.
  Instruments – Instruments measure, process, digitize, display, and record the output of our strain gages, transducers, and control systems.
  Weighing and control systems – Weighing and control systems are integrated systems for the detection and measurement of weight and other types of force, primarily for use in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing. With our recent acquisition, we have added certain optical gages for control systems and enhanced our other product offerings for the steel mill industry.
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

We have qualified certain of our foil resistor and sensor products under various military specifications approved and monitored by the United States Defense Logistics Agency (“DLA”), under certain European military specifications, and various aerospace standards approved by the U.S. National Aeronautics and Space Administration (“NASA”) and the European Space Agency (“ESA”).

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

Manufacturing Operations

Our principal manufacturing facilities are located in Israel, the United States (North Carolina), India, the People’s Republic of China, Japan, and Costa Rica. We also have manufacturing facilities in Germany, Sweden, the United Kingdom, the Republic of China (Taiwan), and France. With the acquisition of KELK in January 2013, we added another principal manufacturing facility located in Canada. Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.

We have quality systems at all of our major manufacturing facilities approved under the ISO 9001 international quality control standard. ISO 9001 is a comprehensive set of quality program standards developed by the International Standards Organization.

To maintain our cost competitiveness, we are pursuing our strategic initiatives to shift manufacturing emphasis to more advanced automation in higher-labor-cost regions and to relocate production to regions with skilled workforces and relatively lower labor costs. See additional information in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management” related to our restructuring efforts.

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

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s tax incentive programs. These benefits take the form of reduced tax rates that are lower than those in the United States.

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

Customers and Marketing

Our customer base is diversified in terms of industry, geographic region, and range of product needs. No single customer accounts for more than 5% of our net revenues. The vast majority of our products are used in the broad industrial market, with selected uses in the military/aerospace, medical, agricultural, and construction sectors. Within the broad industrial market, our products serve a wide variety of applications in waste management, bulk hauling, logging, scales manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.

Our sales are global, with approximately 41% of our net revenues attributable to customers in the Americas, approximately 41% of our revenues attributable to customers in Europe, and approximately 18% of our revenues attributable to customers in Asia for the fiscal year ended December 31, 2012. We sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), independent distributors, and we sell directly to end-use customers. During 2012, sales channels for our three reporting segments were as follows:

	Foil		Weighing
	Technology	Force	and Control
	Products	Sensors	Systems
OEMs	37%	70%	42%
EMS	9%	-	-
Distributors	30%	25%	22%
End users	24%	5%	36%
	100%	100%	100%

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

Competition

Our competitive success depends on our ability to maintain a competitive advantage on the basis of superior product capability and performance, product quality, know-how, proprietary data, market knowledge, service capability, and business reputation. Price competitiveness can be an important factor, especially within our Force Sensors segment. Our sales and marketing programs offer our customers a broad range of world-class precision technologies, and superior global sales and support.

Competition in the markets where we sell the bulk of our products is extremely fragmented, both geographically and by application. To our knowledge, there are no competitors with the same product mix and proprietary technology as ours. Our competitors range from very small, local companies to large, international companies with greater financial resources than us. Our foil resistors and our foil strain gages, where we maintain a leading market share, are based on our proprietary technology. Competitors often compete in this area with functionally equivalent but alternative products.

Research and Development

Many of our products, manufacturing techniques, and technologies have been invented, designed, and developed by our engineers and scientists. Special proprietary resistive metallic foil is the most important material in both our foil resistors and our foil strain gages, and our research and development activities related to foil materials is an important linkage between these two products. We maintain strategically placed design centers where proximity to customers enables us to more easily monitor and satisfy the needs of local markets. These design centers are located in Israel, the United States, Sweden, Japan, the United Kingdom, India, the People’s Republic of China, the Republic of China (Taiwan), Germany and France. With the acquisition of KELK in January 2013, we have added additional research and development capabilities in Canada.

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

Employees

As of December 31, 2012, we employed approximately 2,250 full-time employees, of whom approximately 86% were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.

Executive Officers

The following table sets forth certain information regarding our executive officers as of March 12, 2013:

Name	Age	Positions
Ziv Shoshani	46	Chief Executive Officer, President, and
		Director
William M. Clancy	50	Executive Vice President and Chief Financial
		Officer
Thomas P. Kieffer	60	Senior Vice President and Chief Technical
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

Thomas P. Kieffer is our Senior Vice President and Chief Technical Officer. Mr. Kieffer was promoted to the position of Senior Vice President – Corporate R&D for Vishay Intertechnology’s Measurements Group and Foil Resistors Division on January 1, 2008. Prior to that, Mr. Kieffer was Senior Vice President of Vishay Intertechnology’s Micro-Measurements and Load Cells Divisions. He became Division Head of Vishay Intertechnology’s Measurements Group Division in 2000 and from 2002 through 2005 was involved in several acquisitions of measurements businesses. Mr. Kieffer had been employed by Vishay Intertechnology since 1984.

Company Information and Website

We began filing annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 after our spin-off from Vishay Intertechnology on July 6, 2010. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

In addition, our company website can be found on the Internet at www.vishaypg.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://ir.vishaypg.com and click on “SEC Filings”/ “Documents.”

The following corporate governance related documents are also available on our website:

  Compensation Committee Charter
  Nominating and Corporate Governance Committee Charter
  Audit Committee Charter
  Code of Business Conduct and Ethics
  Code of Ethics Applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer or Controller
  Corporate Governance Principles

To view these documents, access http://ir.vishaypg.com and click on “Corporate Governance.”

To view our Ethics Program Reporting Procedures, access http:/www.vishaypg.com/company and click on “Ethics.”

We are not incorporating by reference into this Annual Report on Form 10-K any material from our website.

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

Our business organization is focused on vertical product integration. For example, we use our strain gages in our force sensor products and our force sensor business is our largest customer (by volume) for our strain gages. Our weighing and control systems business primarily uses our force sensor products in its systems. We also sell our strain gages and force sensor products to third-party customers. Many of the acquisitions which form the core operations of our business in recent years, including our recent acquisition of the KELK business, have been directed towards furthering our vertical integration organization.

While we believe this has been and will continue to be a sound business strategy, vertical product integration and the resulting interdependencies of our divisions exposes us to certain risks. As a consequence of our vertical integration, our force sensors business may compete with certain of our customers and potential customers for strain gages while our systems may compete with certain of our customers and potential customers for force sensors, who, for that reason, may elect not to do business with us.

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

Such acquisitions or investments, including our recent acquisition of KELK, involve a number of risks, including the following:

  we may be unable to achieve the anticipated benefits from the acquisition or investment;
  we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;
  we may have difficulty incorporating the acquired technologies or products with our existing solutions;
  our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations; and
  we may lose customers of those companies due to the change in control or for other reasons.

The factors noted above could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition, such as the KELK acquisition. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

Future acquisitions could require us to incur or issue additional indebtedness or issue additional equity.

We financed a portion of the purchase price paid in the KELK acquisition with additional borrowings under our credit agreement. If we were to undertake future substantial acquisitions for cash, these acquisitions would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other credit metrics. Our revolving credit facilities require us to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios. We cannot assure that the necessary acquisition financing would be available to us on acceptable terms, if and when, required. If we were to make an acquisition with equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

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

Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released on April 30, 2012, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.

A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. In China, for instance, the USTR is concerned about the existence of serious obstacles to the effective protection of intellectual property rights, including the concern that China may treat foreign owned intellectual property differently than that owned or developed in China. The USTR also expressed concern that India continues to have a weak legal framework and ineffective overall enforcement. Argentina, Indonesia, Russia, Thailand, Ukraine, and Venezuela were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.

The success of our business is highly dependent on maintenance of intellectual property rights.

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We seek to protect trade secrets and our other proprietary technology in part by requiring each of our employees to enter into non-disclosure and intellectual property assignment agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made or contributed by the employee during his or her employment. Generally, we do not enter into non-compete arrangements with our employees, with the exception of certain executives and, in some cases, one or more of the principals of the businesses that we acquire.

All of these types of agreements may be breached or be found unenforceable, and we may not have an adequate remedy for any such breach of, or inability to enforce, these agreements. We may initiate, or be subject to, claims or litigation for infringement of proprietary rights or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements, and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.

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

Also, because our business is concentrated largely in the industrial sector, we do not benefit from countervailing fluctuations in consumer demand. As a result, our business may be more significantly affected by the consequences of a general economic slowdown than other segments of our industry and may also take longer to recover from the effects of a slowdown.

Another sustained slowdown or significant downturn in our global markets could materially and adversely affect our results of operations, financial condition or cash flows again.

Growth rates in certain of our markets began to slow in the second half of 2011, particularly in our European markets where the recovery remains sluggish due to the unwinding of fiscal stimuli, lingering high unemployment, concerns over European sovereign debt issues and the tightening of government budgets. We continue to see slowing growth rates in our markets. Further disruptions in Europe or in other economies could affect our revenues or liquidity. Continued inflationary pressures in emerging market countries could cause their governments to further tighten credit and raise interest rates, resulting in slowing economic growth. If the global economy, or some of our significant markets, were to undergo a sustained slowdown or another significant downturn, depending upon the length, duration and severity of such a slowdown or downturn, our results of operations, financial condition and cash flow would likely be materially adversely affected.

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

Our weighing and control systems combine sophisticated electronic hardware and computer software. We believe that the sophistication of our systems contributes to their competitive advantage over similar products offered by other system integrators. We go to substantial lengths to assure that our system products are free of design flaws when they are delivered to our customers for installation and testing. However, due to the systems’ complexity, design flaws may occur and require correction. If the requisite corrections are substantial or difficult to implement due to the systems’ complexity, we may not be able to recover the costs of correction and retesting, with the result that our profit margins on these systems could be substantially reduced, or even negated by losses, and our results of operations could be materially and adversely affected.

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

Our results of operations may be materially and adversely affected if we have difficulty obtaining these raw materials, if the quality of available raw materials deteriorates, if there are significant price changes for these raw materials, or if compliance with the laws and regulations described below proves costly and time-consuming. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices.

There is new U.S. legislation to improve the transparency and accountability concerning the supply of minerals coming from the conflict zones of the Democratic Republic of Congo and adjoining countries. This new legislation requires that, starting in the calendar year beginning January 1, 2013, a reporting company that determines that certain metals, dubbed “conflict minerals” by the SEC (which include tantalum, gold, tin and tungsten), are necessary to the functionality or production of a product it manufactures or contracts to have manufactured must file a specialized disclosure form with the SEC. The implementation of these requirements could increase our legal compliance costs and affect the sourcing and availability of minerals used in the manufacture of our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all metals used in our products.

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

The loss of the services of, or the failure to effectively recruit, qualified personnel could have a material adverse effect on our business.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our acquisition of new businesses, such as our recent acquisition of KELK, requires the integration and harmonization of the acquired business’ internal controls with our existing internal controls in order to properly account for the acquired business’ assets and operations. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase costs.

Our manufacturing operations, products and/or packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, employee health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or packaging, and responsibility for disposal of products or packaging. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate. Nevertheless, new liabilities could arise, and we may have unavoidably inherited certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future operation, acquisition or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.

Our two credit facilities and two term loans subject us to financial and operating restrictions.

In each of October 2010 and November 2011, we entered into separate three-year revolving credit agreements with banks which we expect to use for working capital and other purposes. In January 2013, we amended our agreement from 2010 and added two 5-year terms loans in connection with our acquisition of the KELK business. Each credit agreement subjects us to certain restrictions. These restrictions may affect, and in some cases significantly limit or prohibit, among other things, our ability to:

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

We have manufacturing and other facilities in countries around the world. Unexpected events, including fires or explosions at facilities; natural disasters, such as hurricanes and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. If adverse conditions were to arise with respect to any of our facilities as a result of a natural disaster or other unexpected event, they may result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities, the temporary disruptions of information systems, and/or an adverse effect on our results of operations.

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

Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries with lower production costs or other incentives, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). During this process, we may experience under-utilization of certain plants and factories in higher-labor-cost regions and capacity constraints in plants and factories located in lower-labor-cost regions. Also, we may experience delays in the expected transition from a higher cost location to a lower cost one that result in greater than expected use of the higher cost facility. This transitional utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with workforce reductions and plant closings in the higher-labor-cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions. In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of layoffs or termination of our employees in higher-labor-cost countries.

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

Beginning in 2011, the Company entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. The derivative contracts concluded in July of 2012 and the Company has not entered into any new derivative contracts as of December 31, 2012. A net gain of $0.1 million on these contracts was recorded for the year ended December 31, 2012. As of December 31, 2012, we did not have in place any other arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.

A change in the mix of the currencies in which we transact our business could have a material effect on results of operations. Furthermore, the timing of cash receipts and disbursements could have a material effect on our results of operations, particularly if there are significant changes in exchange rates in a short period of time.

Risks Stemming from the Spin-off

Background

On October 27, 2009, Vishay Intertechnology announced its intention to spin-off its precision measurement and foil resistor businesses into an independent, publicly-traded company to be named Vishay Precision Group, Inc. On July 6, 2010, Vishay Intertechnology completed the spin-off through a tax-free stock dividend to Vishay Intertechnology’s stockholders.

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

Some of our historical financial statements were created, in part, from Vishay Intertechnology’s financial statements using our historical results of operations and historical bases of assets and liabilities as part of Vishay Intertechnology. Accordingly, some of the historical financial information we have included in this document is not necessarily indicative of what our financial position, results of operations and cash flows would have been if we had been a separate, stand-alone entity during the periods presented.

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

The holders of Class B convertible common stock have effective voting control of our company.

We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (our Chairman) and Ziv Shoshani (our Chief Executive Officer), approximately 76.8% of our Class B convertible common stock, representing 34.8% of the total voting power of our capital stock.

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
  stockholders must comply with advance notice provisions for nominating directors or presenting other proposals at stockholder meetings; and
  our Board of Directors, may without stockholder approval, issue preferred shares and determine their rights and terms, including voting rights, or adopt a stockholder rights plan.

These provisions could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorable by our stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our business has approximately 17 principal locations. Our facilities include owned locations and locations leased from third parties, including Vishay Intertechnology. The principal locations, along with available space including administrative offices, are listed below:

		Approx. Available
	Reporting segment	Space (square feet)
Owned Locations
Oragadam, India (a)	Force Sensors	129,000
Wendell, North Carolina USA	Foil Technology Products	125,000
Holon, Israel	Foil Technology Products	97,000
Bradford, United Kingdom	Weighing and Control Systems	86,000
Carmiel, Israel	Force Sensors	80,000
Akita, Japan (b)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000
Alajuela, Costa Rica	Foil Technology Products	7,000

Third-Party Leased Locations
Toronto, Canada (c)	Weighing and Control Systems	91,000
Tianjin, People’s Republic of China	Force Sensors	67,000
Rancho Cucamonga, California USA	Force Sensors/Weighing and Control Systems	54,000
Beijing, People’s Republic of China	Force Sensors	40,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Teltow, Germany	Foil Technology Products	5,000

Locations Leased from Vishay Intertechnology (shared location)
Be’er Sheva, Israel	Foil Technology Products	14,000

(a)	The Oragadam building is owned and the land is held under a 99 year lease.

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.

(c)	Effective January 31, 2013, the Company acquired a leased manufacturing facility in Toronto, Canada, in connection with the acquisition of the KELK business.

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.

Our corporate headquarters are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. Stock dividends or distributions on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 1,000 at March 12, 2013.

	2012		2011
	High	Low	High	Low
Fourth Quarter	$14.14	$11.68	$16.49	$12.86
Third Quarter	$14.25	$12.99	$18.10	$12.92
Second Quarter	$15.04	$13.32	$19.28	$14.56
First Quarter	$17.50	$14.21	$20.25	$15.56

We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 12, 2013 we had outstanding 1,025,176 shares of Class B convertible common stock, par value $.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (our Chairman) and Ziv Shoshani (our Chief Executive Officer), approximately 76.8% of our Class B convertible common stock, representing 34.8% of the total voting power of our capital stock.

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a thirty month period (from its initial listing on July 6, 2010), with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of seven publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at July 6, 2010 and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		7/6/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011
Vishay Precision Group, Inc.	Cum $	100.00	133.42	161.03	133.93	144.27	112.65
Russell 2000 Index	Cum $	100.00	111.29	129.38	139.65	137.41	107.37
Peer Group *	Cum $	100.00	120.26	158.77	179.54	188.28	141.80

			12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Vishay Precision Group, Inc.	Cum $		136.58	126.75	119.23	119.49	112.99
Russell 2000 Index	Cum $		123.98	139.38	134.55	136.03	137.43
Peer Group *	Cum $		148.98	192.33	158.87	178.49	199.19

*The management selected peer group includes: Measurement Specialties, MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2012 and the balance sheet data as of December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from our audited combined and consolidated financial statements.

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

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2012	2011	2010	2009	2008 (c)
Statement of Operations Data:
Net revenues	$217,616	$238,107	$207,524	$171,991	$241,700
Costs of products sold	142,584	154,996	130,396	119,286	161,804
Gross profit	75,032	83,111	77,128	52,705	79,896

Selling, general, and administrative expenses	63,666	66,847	57,297	43,356	51,714
Acquisition costs	275	-	-	-	-
Restructuring and severance costs	-	-	-	2,048	6,349
Impairment of goodwill	-	-	-	-	93,465
Operating income (loss)	11,091	16,264	19,831	7,301	(71,632)

Other income (expense):
Interest expense	(266)	(276)	(390)	(1,237)	(1,574)
Other	(301)	(878)	(928)	714	4,780
Other income (expense) - net	(567)	(1,154)	(1,318)	(523)	3,206

Income (loss) before taxes	10,524	15,110	18,513	6,778	(68,426)

Income tax (benefit) expense	(1,240)	4,316	6,770	5,057	5,689

Net earnings (loss)	11,764	10,794	11,743	1,721	(74,115)
Less: net earnings attributable to
noncontrolling interests	73	23	37	17	15
Net earnings (loss) attributable to VPG
stockholders /parent (a)	$11,691	$10,771	$11,706	$1,704	$(74,130)

Earnings (loss) per share data:
Basic	$0.87	$0.81	$0.88	$0.13	$(5.56)
Diluted	$0.84	$0.78	$0.85	$0.13	$(5.56)

Wt. avg. shares outstanding – basic (b)	13,367	13,343	13,332	13,332	13,332
Wt. avg. shares outstanding – diluted (b)	13,889	13,834	13,787	13,332	13,332

Balance Sheet Data:
Cash and cash equivalents	$93,881	$80,828	$82,245	$63,192	$70,381
Total assets	263,173	256,605	248,713	209,779	254,863
Net payable to affiliates	-	-	-	18,495	47,436
Long-term debt, less current portion	11,154	11,463	11,692	1,551	1,761
Working capital	153,754	140,978	136,429	102,489	145,363
Total VPG stockholders'/parent equity	196,649	184,785	176,785	148,090	150,158

(a)	For the periods from July 6, 2010 to December 31, 2012, net earnings are attributable to VPG stockholders and for the periods prior to July 6, 2010, net earnings (loss) are attributable to Vishay Intertechnology.

(b)	For periods prior to July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic and diluted earnings per common share for periods presented prior to July 6, 2010, as no common stock of the Company existed prior to July 6, 2010.

(c)	Includes the results of Vishay Transducers India Limited from June 30, 2008 and of Powertron GmbH from July 23, 2008, the respective dates of acquisition.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The precision sensor market is growing as a result of the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as OEMs strive to make products “smarter,” they are generally integrating more sensors to link the analog/physical world with digital control and/or response.

Until July 6, 2010, our business was part of Vishay Intertechnology, and our assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Since the spin-off on July 6, 2010, we have operated as an independent, publicly-traded company, and Vishay Intertechnology does not retain any ownership interest in us.

VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control, and on-board weighing applications.

In January 2013, we completed the acquisition of substantially all of the assets of the George Kelk Corporation. KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used in metals rolling mills and mining applications throughout the world. This acquisition expands our geographic and end market strength in the metals measurement processing market and will add new products to our Weighing and Control Systems reporting segment.

Net revenues for the year ended December 31, 2012 were $217.6 million versus $238.1 million for the prior year. Net earnings attributable to VPG stockholders for the year ended December 31, 2012 were $11.7 million, or $0.84 per diluted share, versus $10.8 million, or $0.78 per diluted share, for the prior year.

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

Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period compared with the product that we ship during that period. A book-to-bill ratio that is greater than one indicates that demand is higher than current revenues and manufacturing capacities, and it indicates that we may generate increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of lower demand compared to existing revenues and current capacities and may foretell declining sales.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2011 and through the fourth quarter of 2012 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2011	2012	2012	2012	2012
Net revenues	$56,412	$55,844	$55,332	$55,430	$51,010

Gross profit margin	33.4%	33.8%	35.9%	33.8%	34.4%

End-of-period backlog	$42,400	$43,300	$43,600	$40,100	$38,900

Book-to-bill ratio	0.95	1.01	1.02	0.92	0.96

Inventory turnover	3.02	2.99	2.85	2.96	2.73

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Revenues were flat from the fourth quarter of 2011 through the 3rd quarter of 2012. Revenues decreased in the fourth quarter of 2012 mainly due to volume decreases across all product lines and regions. Comparing the fourth quarter of 2012 to the third quarter of 2012, the regional breakdown showed a reduction in revenues of $1.7 million in the Americas, $1.5 million in Asia and $1.2 million in Europe. There was also a slight decline in orders, primarily in the Americas and Asia, in the fourth quarter of 2012 versus the third quarter of 2012.

Gross profit margins remained fairly consistent during the fourth quarter of 2011 and the first quarter of 2012. The second quarter of 2012 showed an improvement in gross margins in all of the reporting segments with the most significant increase coming from the Force Sensors segment. This was primarily due to volume increases, product mix and the realization of efficiencies from the movement of production to our new facility in India. In the third quarter of 2012, gross margin dropped to 33.8% with the most significant decrease coming from the Foil Technology Products segment. In response to economic conditions, temporary plant shutdowns in two of our subsidiaries led to lower volume and labor inefficiencies. In the fourth quarter of 2012, gross profit margin improved to 34.4%, mainly from the Foil Technology Products and Force Sensors segments. We began to show improvements in operating efficiencies in the Foil Technology Products segment and we continue to show improvements in operating efficiencies in the Force Sensors segment, mainly resulting from our new facility in India.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by reporting segment for the five quarters beginning with the fourth quarter of 2011, through the fourth quarter of 2012 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2011	2012	2012	2012	2012
Foil Technology Products
Net revenues	$26,561	$27,801	$26,590	$26,307	$24,509
Gross profit margin	40.5%	40.7%	42.6%	38.9%	40.6%
End-of-period backlog	$22,500	$21,500	$22,400	$20,800	$19,600
Book-to-bill ratio	0.95	0.97	1.04	0.93	0.96
Inventory turnover	3.54	3.68	3.36	3.52	3.23

Force Sensors
Net revenues	$17,216	$16,603	$17,180	$16,502	$15,502
Gross profit margin	18.1%	17.9%	21.5%	20.2%	22.5%
End-of-period backlog	$13,200	$14,600	$13,600	$13,300	$12,500
Book-to-bill ratio	0.96	1.07	0.96	0.97	0.94
Inventory turnover	2.24	2.18	2.18	2.15	1.99

Weighing and Control
Systems
Net revenues	$12,635	$11,440	$11,562	$12,621	$10,999
Gross profit margin	39.2%	40.0%	41.7%	40.9%	37.6%
End-of-period backlog	$6,700	$7,200	$7,600	$6,000	$6,800
Book-to-bill ratio	0.93	1.03	1.05	0.85	0.99
Inventory turnover	4.59	4.17	3.93	4.37	4.00

Optimize Core Competence

The Company’s core products incorporate certain technologies to provide customers with precision foil products, force measurement sensors, and systems. Our foil technology products are recognized as global market leaders of strain gages and resistors that provide high precision, high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.

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

Acquisition Strategy

To date, our growth and acquisition strategy largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating our sensors and electronic measurement instrumentation and software into our weighing and control systems. Precision foil resistor products are also used in many of the control systems that we manufacture.

The KELK acquisition will provide growth in our Weighing and Control Systems segment, through expansion into the metals measurement processing market. We expect to continue to make strategic acquisitions, like the KELK acquisition, particularly where opportunities present themselves to grow our Force Sensors segment and our Weighing and Control Systems segment. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing operations and distribution channels.

Research and Development

Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $6.4 million, $6.8 million, and $6.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Our acquisition strategy may involve a focus on reducing selling, general, and administrative expenses and achieving significant production cost savings at acquired companies. The plant closure and employee termination costs subsequent to acquisitions are also integral to our cost reduction programs.

Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A “Risk Factors” of this annual report on Form 10-K. We did not initiate any new restructuring programs during the years ended December 31, 2012, 2011, or 2010 and thus did not record any restructuring expenses during those years.

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

While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service, or our ability to further develop products and processes.

Israeli Government Incentives

We have substantial manufacturing operations in Israel, where we benefit from the government’s tax incentive programs. These benefits take the form of reduced tax rates that are lower than those in the United States.

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

For the year ended December 31, 2012, exchange rate impacts negatively impacted net revenues by $5.3 million and positively impacted costs of products sold and selling, general, and administrative expenses by $5.8 million when compared to the prior year. For the year ended December 31, 2011, exchange rate impacts positively impacted net revenues by $6.7 million and negatively impacted costs of products sold and selling, general, and administrative expenses by $7.8 million when compared to the prior year.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we do not have any off-balance sheet arrangements.

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

Some of our larger systems products have post-shipment obligations, such as customer acceptance, training, or installation. In such circumstances, revenue is deferred until the obligation has been completed, unless such obligation is deemed inconsequential and perfunctory.

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

Derivative Contracts

Beginning in 2011, the Company entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. This exposure results from our Israeli operations utilizing the U.S. dollar as their functional currency. We do not utilize derivatives or other financial instruments for trading or other speculative purposes. We record all derivatives in the balance sheet as either assets or liabilities at fair value. We have not designated any derivatives as hedges for accounting purposes, and as such the changes in the fair value of derivatives are recognized in current period earnings as a component of other income (expense). In determining fair value, we consider both the counterparty credit risk and our own credit worthiness. To determine our own credit risk we estimate our own credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, our credit risk was quantified by reference to publicly–traded debt with a corresponding rating. The term of these contracts ended in July of 2012, and the Company has not entered into any new contracts as of December 31, 2012.

Inventories

We value our inventories at the lower of cost or market, with cost determined under the first-in, first-out method, and market based upon net realizable value. The valuation of our inventories requires our management to make market estimates. For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products. For finished goods, we must assess the prices at which we believe the inventory can be sold. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

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

Pension and Other Postretirement Benefits

Accounting for defined benefit pension and other postretirement plans involves numerous assumptions and estimates. The discount rate at which obligations could effectively be settled and the expected long-term rate of return on plan assets are two critical assumptions in measuring the cost and benefit obligations of our pension and other postretirement benefit plans. Other important assumptions include the anticipated rate of future increases in compensation levels, estimated mortality, and for postretirement medical plans, increases or trends in health care costs. Management reviews these assumptions at least annually. We use independent actuaries to assist us in formulating assumptions and making estimates. These assumptions are updated periodically to reflect the actual experience and expectations on a plan-specific basis, as appropriate.

Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 85% of our retirement obligations at December 31, 2012. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the combined and consolidated statements of operations and on the consolidated balance sheet.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense for financial statement purposes.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In assessing the realizability of deferred tax assets, we consider future taxable income by tax jurisdiction and tax planning strategies. We record a valuation allowance to reduce our deferred tax assets to equal an amount that is more likely than not to be realized. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).

Changes in tax laws and tax rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any current changes that would have a material effect on our results of operations, cash flows or financial position.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We first record unrecognized tax benefits as liabilities in accordance with ASC 740 and then adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available at the time of establishing the liability. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

As of December 31, 2012, the Company anticipates that it is reasonably possible that approximately $0.1 million to $0.3 million of its current unrecognized tax benefits may be reversed within the next twelve months of the reporting date as a result of a lapse of the statute of limitation in certain jurisdictions.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Withholding taxes of approximately $12.0 million would be payable upon remittance of all previously unremitted earnings at December 31, 2012. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Results of Operations – Years Ended December 31, 2012, 2011, and 2010

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2012	2011	2010
Costs of products sold	65.5%	65.1%	62.8%
Gross profit	34.5%	34.9%	37.2%
Selling, general, and administrative expenses	29.3%	28.1%	27.6%
Operating income	5.1%	6.8%	9.6%
Income before taxes	4.8%	6.3%	8.9%
Net earnings	5.4%	4.5%	5.7%
Net earnings attributable to VPG stockholders/parent	5.4%	4.5%	5.6%

Effective tax rate	-11.8%	28.6%	36.6%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Net revenues	$217,616	$238,107	$207,524
Change versus prior year	$(20,491)	$30,583
Percentage change versus prior year	-8.6%	14.7%

Changes in net revenues were attributable to the following:

	2012 vs. 2011	2011 vs. 2010
Change attributable to:
Change in volume	-6.9%	12.0%
Change in average selling prices	0.4%	-0.7%
Foreign currency effects	-2.2%	3.3%
Other	0.1%	0.1%
Net change	-8.6%	14.7%

During the year ended December 31, 2012, the decrease in revenues when compared to the prior year was the result of volume decreases from all three reporting segments, reflecting the declining demand in Europe as well as some slowdown in demand in the Americas and Asia. The fluctuation in foreign currencies also negatively impacted revenues. The overall reduction in revenues in 2012 as compared to 2011 is a reflection of the soft global industrial segment environment.

During the year ended December 31, 2011, the increase in revenues when compared to the prior year was the result of volume increases from all three reporting segments. The fluctuation in foreign currencies also aided the improvement in revenues.

Gross Profit and Margins

Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2012	2011	2010
Gross margin percentage	34.5%	34.9%	37.2%

For the year ended December 31, 2012, the decrease in gross margin percentage when compared to the prior year was due to lower volume, higher fixed manufacturing costs such as wages, utilities, and IT costs, and depreciation.

For the year ended December 31, 2011, the decrease in gross margin percentage when compared to the prior year was due to increases in variable costs, such as material usage, wage increases and freight and duty costs, product mix, as well as higher fixed manufacturing costs, depreciation and inventory obsolescence.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Net revenues	$105,207	$112,176	$101,557
Change versus prior year	$(6,969)	$10,619
Percentage change versus prior year	-6.2%	10.5%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	2012 vs. 2011	2011 vs. 2010
Change attributable to:
Change in volume	-4.8%	6.8%
Change in average selling prices	0.6%	0.2%
Foreign currency effects	-2.1%	3.2%
Other	0.1%	0.3%
Net change	-6.2%	10.5%

For the year ended December 31, 2012, revenues declined when compared to the prior year mainly due to volume decreases in our sales of foil resistor products. Exchange rates also negatively impacted revenues.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2012	2011	2010
Gross margin percentage	40.7%	43.5%	47.7%

For the year ended December 31, 2012, the decrease in gross margin percentage when compared to the prior year was due to increases in variable costs, such as material usage, wages, and labor inefficiencies, as well as higher fixed manufacturing costs, and depreciation. Included in these higher fixed costs are costs associated with the new pilot line in this segment.

For the year ended December 31, 2011, the decrease in gross margin percentage when compared to the prior year, was due to increases in variable costs, such as material usage, wages, repairs and maintenance and supplies, as well as higher fixed manufacturing costs, depreciation and inventory obsolescence. Included in these higher variable and fixed costs were the costs associated with the start-up of a new pilot line in this segment.

Force Sensors

Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Net revenues	$65,787	$71,533	$60,095
Change versus prior year	$(5,746)	$11,438
Percentage change versus prior year	-8.0%	19.0%

Changes in Force Sensors segment net revenues were attributable to the following:

	2012 vs. 2011	2011 vs. 2010
Change attributable to:
Change in volume	-6.4%	20.5%
Change in average selling prices	0.4%	-2.6%
Foreign currency effects	-2.0%	1.8%
Other	0.0%	-0.7%
Net change	-8.0%	19.0%

For the year ended December 31, 2012, revenues declined when compared to the prior year mainly due to volume decreases in our sales of load cell products. The overall economic decline in the industrial segment environment across all regions has impacted this segment. Exchange rates also negatively impacted revenues.

For the year ended December 31, 2011, revenues increased when compared to the prior year mainly due to volume increases in our sales of load cell products.

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2012	2011	2010
Gross margin percentage	20.5%	19.1%	20.6%

For the year ended December 31, 2012, the increase in the gross margin percentage when compared to the prior year is mainly due to an improved product mix and the realization of cost savings from the movement of production to our new facility in India.

For the year ended December 31, 2011, the decrease in gross margin percentage when compared to the prior year was due to product mix, higher variable costs and manufacturing fixed costs, including wages and material usage, and start-up costs at our new India facility.

Weighing and Control Systems

Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Net revenues	$46,622	$54,398	$45,872
Change versus prior year	$(7,776)	$8,526
Percentage change versus prior year	-14.3%	18.6%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2012 vs. 2011	2011 vs. 2010
Change attributable to:
Change in volume	-12.0%	12.8%
Change in average selling prices	0.2%	0.0%
Foreign currency effects	-2.8%	5.2%
Other	0.3%	0.6%
Net change	-14.3%	18.6%

The decrease in volume for the year ended December 31, 2012 compared to the prior year is primarily due to the reduction in on-board weighing revenues in Europe.

The increase in volume for the year ended December 31, 2011 compared to the prior year was due to higher volume across all lines of business.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2012	2011	2010
Gross margin percentage	40.1%	38.0%	35.7%

For the year ended December 31, 2012, the gross margin percentage increased from the prior year mainly due to product mix. A portion of our European on-board weighing business, where the significant volume decrease occurred, has relatively low margins compared to the other lines of business in this segment. Therefore, while overall volume was down from the prior year, the gross margin increased compared to the prior year.

For the year ended December 31, 2011, the increase in gross margin percentage when compared to the prior year was primarily due to higher volume across all lines of business.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Total SG&A expenses	$63,666	$66,847	$57,297
as a percentage of sales	29.3%	28.1%	27.6%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the year ended December 31, 2012 decreased versus the prior year. This decrease is due to a reduction in professional service fees of $1.4 million, a decrease in bonuses of $1.1 million and favorable exchange rate fluctuations of $1.8 million, partially offset by higher wage costs of $1.1 million.

SG&A expenses for the year ended December 31, 2011 increased versus the prior year. This increase was primarily attributable to an increase of $2.8 million due to wage increases, IT costs, travel, and commissions, an increase of $4.7 million for additional personnel and fees related to functioning as an independent, publicly-traded company, and unfavorable exchange rate fluctuations of $2.0 million. SG&A expenses for the year ended December 31, 2010, included allocations of corporate overhead costs from Vishay Intertechnology of $1.2 million, and are not directly comparable to the costs that we incurred in 2011 as an independent public company.

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

Historically, we used the corporate services of Vishay Intertechnology for a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. As of the spin-off, we are an independent, publicly-traded company and we incurred and will continue to incur additional SG&A costs associated with being an independent, publicly-traded company. These additional costs may not be reflected in the historical combined and consolidated financial statements for periods prior to July 6, 2010.

Pursuant to the Transition Services Agreement, Vishay Intertechnology provided VPG certain information technology support services for its foil resistor business. The Transition Services Agreement terminated on March 1, 2012. Vishay Intertechnology no longer provides the Company with information technology support services. Since inception, $0.6 million was paid to Vishay Intertechnology for transition services.

Acquisition Costs

In connection with the acquisition of the KELK business in January 2013, we recorded $0.3 million of acquisition costs in our combined and consolidated statement of operations for the year ended December 31, 2012, which are comprised of the following (in thousands):

Year Ended
December 31,
2012
Accounting and legal fees	$184
Appraisal fees	20
Other	71
$275

Other Income (Expense)

Total interest expense for the year ended December 31, 2012 was comparable with the prior year. Interest expense for the year ended December 31, 2012 consisted of interest on the exchangeable notes issued in connection with the spin-off and the amortization of deferred bank costs associated with securing a revolving credit facility.

The following table analyzes the components of the line “Other” on the combined and consolidated statement of operations (in thousands):

	Years ended December 31,
	2012	2011	Change
Foreign exchange loss	$(285)	$(1,319)	$1,034
Interest income	633	714	(81)
Other	(649)	(273)	(376)
	$(301)	$(878)	$577

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The Company recorded a foreign exchange loss of $0.3 million during 2012 as compared to a foreign exchange loss of $1.3 million during 2011. The foreign exchange loss during the year is largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations and the movement of the U.S. dollar compared to the Euro and the Indian rupee.

Other expense was $0.6 million for the year ended December 31, 2012 as compared to $0.3 million in the prior year. Included in other expense during 2012 is a $0.3 million income tax indemnification adjustment.

Total interest expense for the year ended December 31, 2011 decreased by $0.1 million versus the prior year. Interest expense for the year ended December 31, 2011 consisted of interest on the exchangeable notes issued in connection with the spin-off and the overdraft facility in India. Interest expense for the year ended December 31, 2010 was primarily associated with the net payable to Vishay Intertechnology. Interest expense on the net payable to Vishay Intertechnology through the date of the spin-off is included in the combined and consolidated financial statements based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility.

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

Income Taxes

Our effective tax rate, based on earnings before income taxes, for the year ended December 31, 2012 was (11.8%), as compared to 28.6% for the year ended December 31, 2011 and 36.6% for the year ended December 31, 2010. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in those jurisdictions. It is also impacted by discrete items that may occur in any given year, but are not consistent from year to year and may not be indicative of our continued operations. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:

2012

  A 30.1% rate reduction due to the net reversal of a valuation allowance recorded on deferred tax assets. The primary driver, or 26.7% of the reduction, came from a favorable tax ruling received in the fourth quarter of 2012 from the Israeli Tax Authority approving the merger of several wholly-owned Israeli entities. As part of the ruling, we were able to access net operating losses that, on a stand-alone basis, were not available to other members of the Israeli group. We feel there is sufficient positive evidence existing as of December 31, 2012 to conclude that it is more likely than not that the Israeli net operating losses are now realizable, and therefore, reduced the valuation allowance accordingly.
  A 23.3% rate reduction resulting from tax rate differences between U.S and non-U.S. jurisdictions. No U.S. taxes were provided, as the undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.
  A 2.8% rate increase due to the accrual of foreign withholding taxes relating to our global operations.
  A 2.3% rate increase associated with statutory tax rate changes.

2011

  A 23.6% rate reduction resulting from tax rate differences between U.S. and non-U.S. jurisdictions. No U.S. taxes were provided, as the undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.
  A 12.6% rate increase due to the net build of a valuation allowance on deferred tax assets, primarily relating to current year net operating losses incurred in Israel. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is strong negative evidence that these losses will not be utilized.
  A 3.1% rate increase due to the recording of an uncertain tax position relating to a foreign jurisdiction in which we operate.

2010

  A 2.0% rate increase due to state income taxes net of federal income tax benefit.

Additional information about income taxes is included in Note 5 to our combined and consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

At December 31, 2012 and December 31, 2011, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes pursuant to agreements entered into in connection with our spin-off from Vishay Intertechnology. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $1.4 million at December 31, 2012 and $1.7 million at December 31, 2011.

In 2010, we entered into a credit agreement (“2010 Credit Agreement”) among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility in an aggregate principal amount of $25.0 million (the “Revolving Facility”) with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”).

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

The obligations under the Revolving Facility are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the Revolving Facility are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2010 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios.

The financial maintenance covenants include (a) a tangible net worth of not less than $112.0 million plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 2.5 to 1.0. We were in compliance with all covenants at December 31, 2012 and December 31, 2011. Our tangible net worth compared to the required minimum amount at December 31, 2012 and December 31, 2011 was $204.0 million to $125.0 million and $188.0 million to $119.0 million, respectively. Our leverage ratio at December 31, 2012 and December 31, 2011 was 0.5 to 1.0 and 0.4 to 1.0, respectively. Our fixed charges coverage ratio at December 31, 2012 and December 31, 2011 was 21.9 to 1.0 and 9.9 to 1.0, respectively. If we are not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

On January 31, 2013, we completed the acquisition of substantially all of the assets of KELK for an aggregate purchase price of approximately $50.0 million (CDN), subject to working capital and other adjustments. In connection with the acquisition, and to fund a portion of the purchase price, we entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”). Under the terms of the 2013 Credit Agreement, our multi-currency, secured credit facility was revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or its Canadian subsidiary (“VPG Canada”), and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans will be repaid in quarterly installments.

Interest payable on amounts borrowed under the 2013 Revolving Facility (other than with respect to Swing Loans), the U.S. Term Facility and the Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the Agent’s prime rate, the Federal Funds Rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.00% per annum is added to the applicable Base Rate or LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2013 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. We expect to be in compliance with these covenants based on current projections. If we are not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

See Note 15 to our combined and consolidated financial statements for additional information regarding the asset acquisition and the 2013 Credit Agreement entered into on January 29, 2013 in connection with the acquisition of KELK.

In 2011, Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “VAT Credit Agreement”) with HSBC Bank Plc (the “Lender”), pursuant to which the Lender has made available to VAT a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility terminates on November 30, 2014.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.35% per annum on the unused portion of the VAT Revolving Facility.

The obligations under the VAT Revolving Facility are secured by a guarantee of the Company. The obligations of VAT and the Company under the VAT Revolving Facility are secured by substantially all the assets of VAT. The VAT Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios.

The financial maintenance covenants require VAT to maintain a leverage ratio of not more than 2.5 to 1.0 and a tangible net worth to total assets ratio of not less than 0.75 to 1.0. VAT was in compliance with all covenants at December 31, 2012 and December 31, 2011. The leverage ratio at December 31, 2012 was 0.0 to 1.0 and the tangible net worth to total assets ratio was 0.90 to 1.0. The leverage ratio at December 31, 2011 was 0.0 to 1.0 and the tangible net worth to total assets ratio was 0.89 to 1.0. VAT expects to continue to be in compliance with these covenants based on current projections. If VAT is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

See Note 6 to our combined and consolidated financial statements for more details.

Due to our strong product portfolio and market position, our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2012 was $21.1 million as compared to $15.6 million for the year ended December 31, 2011. Cash provided by operating activities for the year ended December 31, 2012 was impacted by slight reductions in working capital accounts compared to a significant increase in working capital accounts for the year ended December 31, 2011. Cash provided by operating activities for the year ended December 31, 2011 was impacted by tax payments made during 2011, bonus/profit sharing paid in 2011, and other changes in working capital accounts.

Our cash flows from operating activities during the year ended December 31, 2010 were negatively impacted by the transition of selling activities to VPG’s dedicated sales forces for certain of our Foil Technology products effective June 1, 2010, in anticipation of the spin-off. These sales activities were previously performed by Vishay Intertechnology. As a result of this transition, our third-party accounts receivable increased significantly, which had a corresponding negative impact on cash flows from operating activities.

Approximately 82% and 84% of our cash and cash equivalents balance at December 31, 2012 and December 31, 2011, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011
Israel	38%	31%
United States	18%	16%
Asia	17%	22%
Europe	16%	20%
United Kingdom	11%	11%
Total	100%	100%

We earn a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in the foreign jurisdictions. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2012, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2012, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $76.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. We historically have generated positive “free cash,” even in the recent recession, and we expect to continue to be able to do so.

The following table summarizes the components of net cash (debt) at December 31, 2012 and at December 31, 2011 (in thousands):

	December 31,
	2012	2011
Cash and cash equivalents	$93,881	$80,828

Third-party debt, including current and long-term
Third-party debt held by Japanese subsidiary	$1,363	$1,690
Exchangeable notes due 2102	9,958	9,958
Total third-party debt	11,321	11,648
Net cash	$82,560	$69,180

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

Our financial condition as of December 31, 2012 is strong, with a current ratio (current assets to current liabilities) of 5.8 to 1.0, as compared to a ratio of 4.8 to 1.0 at December 31, 2011. This increase in the current ratio is primarily due to an increase in inventories and decreases in trade accounts payable, other accrued expenses and income taxes, partially offset by decreases in accounts receivable, deferred income taxes and prepaid expenses, and an increase in payroll and related liabilities at December 31, 2012.

Cash paid for property and equipment for the year ended December 31, 2012 and December 31, 2011 was $8.3 million and $16.3 million, respectively. Capital spending for 2012 was comprised of projects related to the normal maintenance of business, cost reduction programs and some carryover projects from 2011. We incurred significant capital expenditures in 2011, which included the construction of a new manufacturing facility in India that consolidated the majority of our existing manufacturing capacity in the Force Sensors segment into a low-labor-rate facility, and a new manufacturing line that began producing a new product offering in the Foil Technology Products segment. The construction of the manufacturing facility in India has been completed and the facility is fully operational. Capital expenditures for 2013 are expected to be approximately $8.0 to $10.0 million.

Contractual Commitments

As of December 31, 2012, we had contractual obligations as follows (in thousands):

		Payments due by period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Long-term debt	$11,321	$167	$336	$336	$10,482
Interest payments on long-term debt	2,872	142	109	61	2,560
Operating leases	5,241	1,864	2,400	971	6
Non-competition agreements	975	390	585	-	-
Estimated costs to complete
construction in progress	516	516	-	-	-
Unrecognized tax benefits, including
interest and penalties	844	-	-	-	844
Expected pension and
postretirement plan funding	8,963	605	1,394	1,870	5,094
Total contractual cash obligations	$30,732	$3,684	$4,824	$3,238	$18,986

Our consolidated balance sheet at December 31, 2012, includes approximately $1.5 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 5 to our combined and consolidated financial statements for further discussion of the Tax Matters Agreement.

Of the $1.5 million of unrecognized tax benefits, $0.8 million are associated with our post spin-off operation, and thus are not covered under the terms of the Tax Matters Agreement. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.

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

At December 31, 2012, we have $10.0 million outstanding on our exchangeable notes, which bear interest at LIBOR.

The Company entered into a revolving credit facility on October 14, 2010. Interest payable on the facility is based upon the agent’s prime rate, the federal funds rate or LIBOR. At December 31, 2012, the Company had no borrowings outstanding under the revolving credit facility.

VAT, an Israeli subsidiary of the Company, entered into a revolving credit facility in November, 2011 in Israel. Interest payable on the facility is based upon LIBOR. At December 31, 2012, VAT had no borrowings outstanding under the revolving credit facility.

At December 31, 2012, we have $93.9 million of cash and cash equivalents, which accrues interest at various variable rates.

Based on the debt and cash positions at December 31, 2012 and 2011, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.4 million and $0.3 million, respectively.

See Note 6 and Note 15 to our combined and consolidated financial statements for additional information about our long-term debt.

Foreign Exchange Risk

We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. During 2011, as a part of our funding activities in Israel, we entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. The term of these contracts ended in July of 2012, and the Company has not entered into any new contracts as of December 31, 2012. We recorded a net gain on these contracts of $0.1 million for the year ended December 31, 2012, which is recorded on the combined and consolidated statement of operations as part of other income (expense). At December 31, 2011, the notional amount of the derivative contracts was approximately 35.6 million shekels and had a fair value of ($0.4) million recorded in the consolidated balance sheet as a part of other accrued expenses. These were foreign currency collar instruments, wherein the weighted minimal hedged rate was 3.55 shekels per U.S. dollar and the maximum hedged rate was 3.67 shekels per U.S. dollar. We recorded a net loss on these contracts of $0.6 million for the year ended December 31, 2011. These losses were recorded on the combined and consolidated statement of operations as part of other income (expense). As of December 31, 2010, we did not have any outstanding foreign currency derivative instruments.

Our significant foreign currency exposures are to the British pound, Israeli shekel, Euro, Indian rupee, Japanese yen, Swedish krona, Taiwanese dollar, and Chinese renminbi. With our acquisition of KELK in January 2013, we will also have foreign currency exposure to the Canadian dollar.

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

We have performed a sensitivity analysis as of December 31, 2012 and 2011, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2012 and 2011, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $1.0 million and $1.5 million for the years ended December 31, 2012 and December 31, 2011, respectively, although individual line items in our combined and consolidated statement of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.0 million for the years ended December 31, 2012 and December 31, 2011, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Vishay Precision Group, Inc.

We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vishay Precision Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vishay Precision Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2012 and 2011, and the related combined and consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2013

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2012, our most recent fiscal year end and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

Information required under this item will be contained in our definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2012, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2012, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2012, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in our definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2012, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

	1)	Financial Statements

The Combined and Consolidated Financial Statements for the year ended December 31, 2012 are filed herewith. See index to the Combined and Consolidated Financial Statements on page F-1 of this report.

	2)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	3)	Exhibits

Exhibit	Description
No.
2.1

Asset Purchase Agreement, dated December 18, 2012, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC, George Kelk Corporation, Endevor Corporation and Peter Kelk (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2012 and incorporated herein by reference).

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

3.3

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

10.7*

Patent License Agreement, dated July 6, 2010, between Vishay Precision Group, Inc. and Vishay Dale Electronics, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

Exhibit	Description
No.
10.8	Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.9*	Supply Agreement, dated July 6, 2010, between Vishay Dale Electronics, Inc. and Vishay Advanced Technology, Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.10*	Supply Agreement, dated July 6, 2010, between Vishay Measurements Group, Inc. and Vishay S.A. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.11*	Manufacturing Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.12	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Precision Foil GmbH (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.13*	Supply Agreement, dated July 6, 2010, between Vishay Precision Foil GmbH and Vishay S.A. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.14	Intellectual Property License Agreement, dated July 6, 2010, between Vishay S.A. and Vishay Measurements Group, Inc. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.15	Lease Agreement, between Alpha Electronics Corp. and Vishay Japan Co., Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.16	Lease Agreement, dated July 4, 2010, between Vishay Precision Israel, Ltd. and Vishay Israel, Ltd. (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).
10.17†	Amended and Restated 2010 Vishay Stock Incentive Program, adopted as of June 2, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2011 and incorporated herein by reference).
10.18	Note Instrument, dated July 21, 2010, by Vishay Precision Group, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).
10.19	Put and Call Agreement, dated July 21, 2010, by and among Vishay Precision Group, Inc., American Stock Transfer & Trust Co. and the noteholders whose signatures are set forth on the signature pages thereto (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).
10.20	Credit Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference).
10.21	Security Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., certain of its domestic subsidiaries, and JPMorgan Chase Bank, National Association, as agent (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference).
10.22†	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).
10.23†	Form of Restricted Stock Unit Award Agreement for Director Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).
10.24†	Form of Restricted Stock Unit Award Agreement for Employee Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).

Exhibit	Description
No.
10.25†	Employment Agreement, dated November 17, 2010, by and among Vishay Advanced Technology and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).
10.26†	Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).
10.27†	Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and Thomas P. Kieffer (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).
10.28	Credit Agreement, dated November 30, 2011, by and among Vishay Advanced Technologies Ltd. and HSBC Bank Plc (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2011 and incorporated herein by reference).
10.29	Guarantee of Vishay Precision Group, Inc., dated November 30, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2011 and incorporated herein by reference).
10.30†	Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).
10.31†	Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).
10.32†	Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Precision Group, Inc. and Thomas P. Kieffer (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).
10.33†	Form of Performance Restricted Stock Unit Award Agreement for Employee Grants.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

* Confidential treatment has been accorded to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

† Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 12, 2013		President and Chief Executive Officer

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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 12, 2013
Ziv Shoshani	(Principal Executive Officer)

Executive Vice President & Chief Financial
/s/ William M. Clancy	Officer	March 12, 2013
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 12, 2013
Marc Zandman

/s/ Samuel Broydo	Director	March 12, 2013
Samuel Broydo

/s/ Saul V. Reibstein	Director	March 12, 2013
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 12, 2013
Timothy V. Talbert

Vishay Precision Group, Inc.
Index to Combined and Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3
Combined and Consolidated Statements of Operations	F-5
Combined and Consolidated Statements of Comprehensive Income	F-6
Combined and Consolidated Statements of Cash Flows	F-7
Combined and Consolidated Statements of Equity	F-8
Notes to Combined and Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vishay Precision Group, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2012 and 2011, and the related combined and consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Vishay Precision Group, Inc. at December 31, 2012 and 2011, and the combined and consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2013

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$93,881	$80,828
Accounts receivable, net of allowances for doubtful
accounts of $423 and $885, respectively	28,766	34,214
Inventories:
Raw materials	14,204	15,196
Work in process	13,696	14,343
Finished goods	21,489	19,559
Inventories, net	49,389	49,098
Deferred income taxes	4,258	4,638
Prepaid expenses and other current assets	9,572	8,964
Total current assets	185,866	177,742

Property and equipment, at cost:
Land	2,023	2,020
Buildings and improvements	47,627	43,043
Machinery and equipment	75,783	73,597
Software	5,427	4,956
Construction in progress	1,788	7,146
Accumulated depreciation	(80,556)	(77,024)
Property and equipment, net	52,092	53,738

Intangible assets, net	8,009	11,102

Other assets	17,206	14,023
Total assets	$263,173	$256,605

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31,	December 31,
	2012	2011
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,190	$11,458
Payroll and related expenses	12,831	12,741
Other accrued expenses	8,499	9,538
Income taxes	1,425	2,842
Current portion of long-term debt	167	185
Total current liabilities	32,112	36,764

Long-term debt, less current portion	11,154	11,463
Deferred income taxes	1,831	2,873
Other liabilities	7,433	7,769
Accrued pension and other postretirement costs	13,835	12,798
Total liabilities	66,365	71,667

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share:
authorized - 1,000,000 shares; none issued	-	-
Common stock, par value $0.10 per share:
authorized 25,000,000 shares; 12,345,722 shares outstanding
as of December 31, 2012 and 12,320,618 shares outstanding
as of December 31, 2011	1,235	1,232
Class B convertible common stock, par value $0.10 per share:
authorized 3,000,000 shares; 1,025,176 shares outstanding
as of December 31, 2012 and December 31, 2011	103	103
Capital in excess of par value	181,938	180,758
Retained earnings	28,356	16,665
Accumulated other comprehensive income (loss)	(14,983)	(13,973)
Total Vishay Precision Group, Inc. stockholders' equity	196,649	184,785
Noncontrolling interests	159	153
Total equity	196,808	184,938
Total liabilities and equity	$263,173	$256,605

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2012	2011	2010
Net revenues	$217,616	$238,107	$207,524
Costs of products sold	142,584	154,996	130,396
Gross profit	75,032	83,111	77,128

Selling, general, and administrative expenses	63,666	66,847	57,297
Acquisition costs	275	-	-
Operating income	11,091	16,264	19,831

Other income (expense):
Interest expense	(266)	(276)	(390)
Other	(301)	(878)	(928)
Other income (expense) - net	(567)	(1,154)	(1,318)

Income before taxes	10,524	15,110	18,513

Income tax (benefit) expense	(1,240)	4,316	6,770

Net earnings	11,764	10,794	11,743
Less: net earnings attributable to
noncontrolling interests	73	23	37
Net earnings attributable to VPG stockholders/parent	$11,691	$10,771	$11,706

Basic earnings per share
attributable to VPG stockholders/parent	$0.87	$0.81	$0.88
Diluted earnings per share
attributable to VPG stockholders/parent	$0.84	$0.78	$0.85

Weighted average shares outstanding - basic	13,367	13,343	13,332

Weighted average shares outstanding - diluted	13,889	13,834	13,787

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2012	2011	2010
Net earnings	$11,764	$10,794	$11,743

Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(1,944)	(1,121)
Pension and other postretirement actuarial items, net of tax	(1,009)	(1,444)	(297)
Other comprehensive income (loss)	(1,010)	(3,388)	(1,418)

Comprehensive income	10,754	7,406	10,325

Less: comprehensive income attributable to noncontrolling interests	73	23	37

Comprehensive income attributable to VPG stockholders/parent	$10,681	$7,383	$10,288

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities
Net earnings	$11,764	$10,794	$11,743
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	11,661	11,321	10,578
Loss on disposal of property and equipment	158	20	32
Share-based compensation expense	1,170	961	397
Inventory write-offs for obsolescence	1,444	1,658	1,158
Deferred income taxes	(4,871)	(1,961)	(1,971)
Other	(45)	(2,033)	1,862
Net changes in operating assets and liabilities,
net of effects of businesses acquired:
Accounts receivable	5,313	41	(10,829)
Inventories	(1,643)	(3,070)	(5,719)
Prepaid expenses and other current assets	(611)	(3,575)	(1,042)
Accounts payable	(2,235)	(33)	5,750
Other current liabilities	(1,011)	1,469	9,736
Net cash provided by operating activities	21,094	15,592	21,695

Investing activities
Capital expenditures	(8,322)	(16,291)	(8,398)
Proceeds from sale of property and equipment	360	147	56
Net cash used in investing activities	(7,962)	(16,144)	(8,342)

Financing activities
Principal payments on long-term debt and capital leases	(181)	(136)	(193)
Net changes in short-term borrowings	-	(83)	74
Distributions to noncontrolling interests	(67)	(15)	(15)
Transactions with Vishay Intertechnology	-	-	7,252
Net cash (used in) provided by financing activities	(248)	(234)	7,118
Effect of exchange rate changes on cash and cash equivalents	169	(631)	(1,418)
Increase (decrease) in cash and cash equivalents	13,053	(1,417)	19,053

Cash and cash equivalents at beginning of year	80,828	82,245	63,192
Cash and cash equivalents at end of year	$93,881	$80,828	$82,245

VISHAY PRECISION GROUP, INC.
Combined and Consolidated Statements of Equity
(In thousands)

							Total VPG
					Accumulated		Inc.
		Class B	Capital in		Other		Stockholders'
	Common	Convertible	Excess of	Retained	Comprehensive	Parent Net	or Parent	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Investment	Equity	Interests	Equity
Balance at January 1, 2010	$-	$-	$-	$-	$(9,168)	$157,258	$148,090	$123	$148,213
Net earnings from January 1, 2010
through July 5, 2010	-	-	-	-	-	5,811	5,811	59	5,870
Net earnings from July 6, 2010
through December 31, 2010	-	-	-	5,894	-	-	5,894	(21)	5,873
Other comprehensive income (loss)	-	-	-	-	(1,417)	-	(1,417)	(1)	(1,418)
Other transactions with Vishay - net	-	-	-	-	-	23,930	23,930	-	23,930
Consummation of spin-off transaction
on July 6, 2010	1,231	103	179,965	-	-	(187,071)	(5,772)	-	(5,772)
Share based compensation expense	-	-	177	-	-	72	249	-	249
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(15)	(15)
Balance at December 31, 2010	$1,231	$103	$180,142	$5,894	$(10,585)	$-	$176,785	$145	$176,930
Net earnings	-	-	-	10,771	-	-	10,771	23	10,794
Other comprehensive income (loss)	-	-	-	-	(3,388)	-	(3,388)	-	(3,388)
Share based compensation expense	-	-	522	-	-	-	522	-	522
Restricted stock issuances (13,810 shares)	1	-	249	-	-	-	250	-	250
Other	-	-	(155)	-	-	-	(155)	-	(155)
Conversion from Class B to common stock (20 shares)	-	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(15)	(15)
Balance at December 31, 2011	$1,232	$103	$180,758	$16,665	$(13,973)	$-	$184,785	$153	$184,938
Net earnings	-	-	-	11,691	-	-	11,691	73	11,764
Other comprehensive income (loss)	-	-	-	-	(1,010)	-	(1,010)	-	(1,010)
Share based compensation expense	-	-	786	-	-	-	786	-	786
Restricted stock issuances (25,104 shares)	3	-	394	-	-	-	397	-	397
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(67)	(67)
Balance at December 31, 2012	$1,235	$103	$181,938	$28,356	$(14,983)	$-	$196,649	$159	$196,808

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

Earnings Per Share

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount was utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010, as no common stock of the Company existed prior to July 6, 2010. For the year ended December 31, 2010, the Company assumed that the dilutive securities were outstanding for the entire period, and therefore were included in the denominator of diluted earnings per share.

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

The Company has post-shipment obligations, such as customer acceptance, training, or installation, with respect to some of its larger systems products. In such circumstances, revenue is deferred until the obligation has been completed, unless such obligation is deemed inconsequential or perfunctory.

Given the specialized nature of the Company’s products, it generally does not allow product returns.

Shipping and Handling Costs

Shipping and handling costs are included in costs of products sold.

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development was $6.4 million, $6.8 million, and $6.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes, and for cost reduction measures.

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

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including projected future taxable income, tax-planning strategies and results of recent operations. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income tax.

The Company records uncertain tax positions in accordance with Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) on the basis of a two-step process whereby the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying combined and consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Note 2 – Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2012 or 2011.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at December 31, 2012 and 2011 was $0.4 million and $0.9 million, respectively. Bad debt expense or (income realized upon subsequent collection) was $0.2 million, $0.3 million, and ($0.1 million) for the years ended December 31, 2012, 2011, and 2010, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the life of the leased property. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $8.8 million, $8.2 million, and $7.5 million for the years ended December 31, 2012, 2011, and 2010, respectively, which included software depreciation expense of $0.7 million, $0.4 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the combined and consolidated statements of operations and are reported as a separate component of other comprehensive income and equity. Foreign currency transaction gains and losses are included in the results of operations.

For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the combined and consolidated statements of operations.

Derivative Instruments

Beginning in 2011, the Company entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. This exposure results from the Company’s Israeli operations utilizing the U.S. dollar as their functional currency. The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes. The Company records all derivatives in the consolidated balance sheet as either assets or liabilities at fair value. The Company has not designated any derivatives as hedges for accounting purposes, and as such the changes in the fair value of derivatives are recognized in current period earnings as a component of other income (expense). The Company does not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. In determining fair value, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s own credit risk the Company estimates its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly-traded debt with a corresponding rating.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2012 financial statement presentation.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-5, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The Accounting Standards Update (“ASU”) requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company adopted this ASU beginning with its quarterly period ended March 31, 2012. The adoption of the ASU had no effect on the Company’s financial position, results of operations, or liquidity. A separate statement of comprehensive income has been included in the combined and consolidated financial statements as a result of the adoption of this update.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-005. The ASU defers the requirement in ASU No. 2011-5 to present on the face of the financial statement the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011. The Company has adopted this ASU beginning with its quarterly period ended March 31, 2012. The adoption of the ASU had no effect on the Company’s financial statement presentation, financial position, results of operations, or liquidity.

Note 3 – Related Party Transactions

Through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. While these transactions are not necessarily indicative of the terms VPG would have achieved had it been a separate entity, management believes they are reasonable.

Historically, VPG used the corporate services of Vishay Intertechnology to fulfill a variety of functions including treasury, tax, legal, internal audit, human resources, and risk management. Subsequent to the spin-off, VPG is an independent, publicly-traded company, and is incurring additional costs associated with being an independent, publicly-traded company. These additional costs are not reflected in VPG’s historical combined and consolidated financial statements for periods prior to July 6, 2010.

Note 3 – Related Party Transactions (continued)

Sales Organizations

Prior to the spin-off, a portion of the VPG’s foil technology products were sold by the Vishay Intertechnology worldwide sales organization, which operates through regionally-based legal entities. The third-party sales of these products are presented in the combined and consolidated financial statements as if they were made by VPG, although legal entities outside of the defined scope of VPG actually made these sales. Third-party sales made through the Vishay Intertechnology worldwide sales organization totaled $6.6 million during the year ended December 31, 2010.

The selling entities received selling commissions on these sales. Commission rates were set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay Intertechnology sales organization. Commission expense charged to VPG by the Vishay Intertechnology worldwide sales organization was $0.3 million during the years ended December 31, 2010.

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

Administrative Service Sharing Agreements

Through July 6, 2010, the combined and consolidated financial statements include transactions with other Vishay Intertechnology operations involving administrative services (including expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support) that were provided to VPG by Vishay Intertechnology operations outside the defined scope of VPG. The amount charged to the Company for these services during the year ended December 31, 2010 was $1.1 million. VPG assumed the responsibility for these functions, either internally or by purchasing these services from third-party vendors, following the spin-off.

Allocated Corporate Overhead Costs

Through July 6, 2010, the costs of certain services that were provided by the Vishay Intertechnology corporate office to VPG have been reflected in the combined and consolidated financial statements, including charges for services such as accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and risk management on a global basis. These allocated costs were included in selling, general, and administrative expenses in the accompanying combined and consolidated statements of operations.

The total amount of allocated cost was $1.2 million for the year ended December 31, 2010. These costs were allocated on the ratio of VPG’s revenues to total revenues and represent management’s reasonable allocation of the costs incurred. However, these amounts are not representative of the costs necessary for VPG to operate as an independent, publicly-traded company.

Note 3 – Related Party Transactions (continued)

Interest Charges

As previously described, through July 6, 2010, VPG had significant agreements, transactions, and relationships with Vishay Intertechnology operations outside the defined scope of the VPG business. Through July 6, 2010, the combined and consolidated financial statements include charges for interest based on the prevailing interest rate of Vishay Intertechnology’s revolving credit facility, or if greater, an interest rate required by local tax authorities. Interest expense on the net amount payable to affiliates was $0.3 million during the year ended December 31, 2010. Of this amount, $0.2 million was not historically charged by Vishay Intertechnology to VPG. The remaining interest expense was charged to VPG and paid in accordance with local statutory requirements.

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

Under the terms of the put and call agreement, by reason of the spin-off, Vishay Intertechnology was required to take action so that the existing notes were deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by VPG. In July 2010, shortly after the spin-off, VPG complied with its obligations under the master separation agreement with Vishay Intertechnology and issued $9,958,460 in principal amount of its floating rate unsecured exchangeable notes.

Commitments, Contingencies, and Concentrations

Relationships with Vishay Intertechnology after Spin-Off

In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.

Transition Services Agreement

Pursuant to the Transition Services Agreement, Vishay Intertechnology provided VPG certain information technology support services for its foil resistor business. The Transition Services Agreement terminated on March 1, 2012. Vishay Intertechnology no longer provides the Company with information technology support services. Since inception, $0.6 million was paid to Vishay Intertechnology for transition services.

Note 3 – Related Party Transactions (continued)

Commitments, Contingencies, and Concentrations (continued)

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

2013	$129
2014	129
2015	65

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

2013	$39
2014	39
2015	19

Supply Agreements

At the spin-off, VPG and Vishay Intertechnology entered into multiple supply agreements pursuant to which one party will be obligated to supply to the other certain products described in the supply agreements, up to a maximum aggregate quantity for each product, at pricing set forth in the supply agreements. The term of each supply agreement is perpetual unless sooner terminated. Either party may terminate the supply agreement at any time upon written notice to the other party at least one year prior to the requested date of termination. The parties agree to negotiate in good faith as to the pricing for each product on an annual basis taking into account ascertainable market inputs. The aggregate purchase price of products purchased annually from Vishay Intertechnology is not material.

Note 4 – Intangible Assets

Intangible assets were as follows (in thousands):

	December 31,
	2012	2011
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$4,104	$4,090
Customer relationships	6,587	6,606
Trade names	1,998	2,067
Non-competition agreements	14,462	15,250
	27,151	28,013
Accumulated amortization:
Patents and acquired technology	(2,908)	(2,702)
Customer relationships	(4,736)	(4,157)
Trade names	(1,736)	(1,559)
Non-competition agreements	(9,762)	(8,493)
	(19,142)	(16,911)
Net intangible assets subject to amortization	$8,009	$11,102

Certain intangible assets are subject to foreign currency translation. Amortization expense was $2.8 million, $3.1 million, and $3.0 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2013	$2,224
2014	1,840
2015	1,447
2016	603
2017	608

As part of certain acquisitions, the Company entered into non-competition agreements with certain employees, former employees, and owners of acquired companies. Some payments under these agreements are made over the non-competition period. Pursuant to these agreements, at December 31, 2012 and 2011, the Company had liabilities of $1.0 million and $1.4 million, respectively, recorded in other liabilities in the consolidated balance sheets.

Note 5 – Income Taxes

For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2012	2011	2010
Domestic	$(2,105)	$(838)	$8,165
Foreign	12,629	15,948	10,348
	$10,524	$15,110	$18,513

Note 5 – Income Taxes (continued)

The (benefit) expense for income taxes is comprised of (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$(40)	$829	$3,311
State and local	220	39	837
Foreign	3,451	5,409	4,593
	3,631	6,277	8,741
Deferred:
Federal	(394)	(918)	(1,705)
State and local	(78)	190	(264)
Foreign	(4,399)	(1,233)	(2)
	(4,871)	(1,961)	(1,971)
Total income tax (benefit) expense	$(1,240)	$4,316	$6,770

A reconciliation of income tax (benefit) expense at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Tax at statutory rate	$3,683	$5,288	$6,480
State income taxes, net of U.S. federal tax
benefit	94	149	373
Effect of foreign operations	(1,982)	(3,508)	(1,227)
Change in valuation allowance	(3,163)	1,910	681
Change in unrecognized tax benefits, net	45	475	60
Other	83	2	403
Total income tax (benefit) expense	$(1,240)	$4,316	$6,770

Note 5 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Pension and other retiree obligations	$4,717	$4,588
Inventories	2,190	2,754
Net operating loss carryforwards	5,116	8,226
Tax credit carryforwards	1,419	1,302
Deferred compensation	1,864	1,541
Other accruals and reserves	2,508	3,185
Total gross deferred tax assets	17,814	21,596
Less: valuation allowance	(2,136)	(9,900)
	15,678	11,696
Deferred tax liabilities:
Tax over book depreciation	(604)	(780)
Intangible assets other than goodwill	(1,286)	(1,809)
Total gross deferred tax liabilities	(1,890)	(2,589)

Net deferred tax assets	$13,788	$9,107

Income taxes that are presented in the combined and consolidated financial statements are calculated on a separate tax return basis, although the Company’s operations before July 6, 2010 had historically been included in Vishay Intertechnology’s U.S. federal, certain state and foreign tax returns. Accordingly, the Company’s tax results as of December 31, 2010, are not necessarily indicative of future performance and do not necessarily reflect the results that it would have generated as an independent, publicly-traded company for the periods presented prior to July 6, 2010.

At December 31, 2012 and 2011, the Company had tax credit carryforwards of $1.4 million and $1.3 million, respectively. The primary component of the 2012 and 2011 carryforward relates to U.S. foreign tax credits. The Company has completed the appropriate weighing of positive and negative evidence as required by ASC 740 to determine that the realization of the foreign tax credit is a more likely than not position. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence, in the form of generating excess foreign tax credits while not utilizing existing credit carryforwards, could cause a revaluation of potential future utilization. A portion of the U.S. foreign tax credit carryforward will start to expire in 2020.

At December 31, 2012, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

Jurisdiction		Expires
Belgium	$1,525	No expiration
Ireland	400	No expiration
Israel	26,055	No expiration
Netherlands	1,357	2016-2020
United Kingdom	1,856	No expiration
United States - State Only	19,106	2030-2032

Note 5 – Income Taxes (continued)

A valuation allowance is required when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight may be given to subjective evidence, such as projections for growth. An example of significant objective negative evidence is a three year cumulative loss incurred as of the balance sheet date. Such objective evidence limits the ability to consider other subjective evidence, such as the projections for future growth. The Company has recorded a valuation allowance against certain jurisdictional net operating loss carryforwards and other tax attributes. As of December 31, 2012, and 2011, the valuation allowance was $2.1 million and $9.9 million, respectively. During the years ended December 31, 2012 and 2011, the Company decreased its valuation allowance in the amount of $7.8 million and increased its valuation allowance in the amount of $2.5 million, respectively. The significant reduction of the Company’s valuation allowance in 2012 is due to a favorable ruling received in the fourth quarter of 2012 from the Israeli Tax Authority approving a merger of several of the Company’s wholly-owned Israeli entities. As part of the ruling, the Company is able to access net operating losses that, on a stand-alone basis, were not available to other members of the Israeli group. The Company feels there is sufficient positive evidence existing as of December 31, 2012 to conclude that it is more likely than not that the Israeli net operating losses are now realizable.

At December 31, 2012, the Company had the following significant valuation allowances for tax purposes (in thousands):

Jurisdiction
Belgium	$520
Netherlands	271
United States	1,260

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $87.4 million at December 31, 2012, versus $102.5 million at December 31, 2011. The reduction of undistributed earnings is primarily a result of the favorable tax ruling received in the fourth quarter from the Israeli Tax Authority. The undistributed earnings are considered to be indefinitely reinvested; accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $12.0 million would be payable upon remittance of all previously unremitted earnings at December 31, 2012.

Net income taxes paid were $5.0 million, $8.5 million and $2.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company and its subsidiaries are subject to income taxes in the U.S., various states and numerous foreign jurisdictions with varying statutes as to which tax years are subject to examination by the tax authorities. The Company has taken positions on its tax returns that may be challenged by domestic and foreign tax authorities for which reserves have been established for tax-related uncertainties. These accruals for tax-related uncertainties are based on the Company’s best estimate of potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

Note 5 – Income Taxes (continued)

As a former member of Vishay Intertechnology’s worldwide group, the Company has joint and several liability with Vishay Intertechnology to multiple tax authorities until the statute of limitations has lapsed for these tax years. However, under the terms of the Tax Matters Agreement, Vishay Intertechnology has agreed to assume this liability and any similar liability for U.S. federal, state or local, and foreign income taxes that are determined on a separate company, consolidated, combined, unitary, or similar basis for each taxable period in which VPG was a part of Vishay Intertechnology’s affiliated group.

Under the Tax Matters Agreement, Vishay Intertechnology is contractually obligated for any increase in contingent income tax liabilities recorded in connection with the Company’s uncertain tax positions, which were previously taken by Vishay Intertechnology on its tax returns with respect to a VPG entity up to the date of the spin-off. As of December 31, 2012, the Company recorded in its consolidated balance sheet, a gross tax liability of $0.7 million (including accrued interest and penalties) related to these tax positions in other liabilities with a corresponding receivable from Vishay Intertechnology recorded in other assets.

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,	December 31,	December 31,
	2012	2011	2010
Balance at beginning of year	$1,431	$956	$-
Allocation of reserves from Vishay
Intertechnology	-	-	914
Addition based on tax positions related
to current year	198	475	42
Addition based on tax positions related
to prior years	99	-	-
Reduction for lapses of statute of
limitations	(627)	-	-
Balance before indemnification receivable	1,101	1,431	956
Receivable from Vishay Intertechnology
for indemnification	(338)	(914)	(914)
Balance at end of year	$763	$517	$42

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued total penalties and interest of $0.5 million as of December 31, 2012, of which total accrued penalties and interest of $0.4 million are recorded within the indemnification receivable. As of December 31, 2011, and December 31, 2010, the Company accrued total penalties and interest of $0.1 million, respectively, which were recorded within the indemnification receivable from Vishay Intertechnology.

Included in the balance of unrecognized tax benefits as of December 31, 2012, December 31, 2011, and December 31, 2010, is $1.1 million, $1.4 million and $0.9 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. In addition, as of December 31, 2012, the Company anticipates that it is reasonably possible that approximately $0.1 million to $0.3 million of its current unrecognized tax benefits may be reversed within the next twelve months of the reporting date due to the expiration of statutes of limitation in certain jurisdictions. The unrecognized tax benefits that are anticipated to be reversed are covered by the Tax Matters Agreement. Upon reversal, the Company will recognize a component of pretax expense associated with the reversal of a portion of the indemnification receivable, and an income tax benefit associated with the reversal of the unrecognized tax benefit.

Note 5 – Income Taxes (continued)

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

Currently, the Company has an ongoing income tax audit in India for the 2009 tax year, and is under audit in Taiwan for the 2010 tax year. The Company’s Israeli subsidiaries could also be subject to audit for the 2008 through 2010 tax years due to the current Vishay Intertechnology Israeli audit. The Company has received notice of a pending tax audit in Germany relating to the 2008 through 2011 tax years.

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2012	2011
U.S. Credit facility - revolving debt	$-	$-
Israeli Credit facility - revolving debt	-	-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,363	1,690
	11,321	11,648
Less current portion	167	185
	$11,154	$11,463

U.S. Credit Facility

In 2010, the Company entered into a credit agreement (“2010 Credit Agreement”) among the Company, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (“the Agent”), pursuant to which the lenders have made available to the Company a multi-currency, secured credit facility. The credit facility consists of a secured revolving facility (“Revolving Facility”) in an aggregate principal amount of $25.0 million with sublimits of (i) $5.25 million which can be used for letters of credit, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”).

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

The obligations under the Revolving Facility are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the Revolving Facility are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2010 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios.

Note 6 – Long-Term Debt (continued)

U.S. Credit Facility (continued)

The financial maintenance covenants include (a) a tangible net worth of not less than $112.0 million plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 2.5 to 1.0. The Company was in compliance with all covenants at December 31, 2012 and December 31, 2011. Tangible net worth compared to the required minimum amount at December 31, 2012 and December 31, 2011 was $204.0 million to $125.0 million and $188.0 million to $119.0 million, respectively. The leverage ratio at December 31, 2012 and December 31, 2011 was 0.5 to 1.0 and 0.4 to 1.0, respectively. The fixed charges coverage ratio at December 31, 2012 and December 31, 2011 was 21.9 to 1.0 and 9.9 to 1.0, respectively. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

On January 31, 2013, the Company completed the acquisition of substantially all of the assets of the George Kelk Corporation (“KELK”) for an aggregate purchase price of approximately $50.0 million (CDN), subject to working capital and other adjustments. In connection with the acquisition, and to fund a portion of the purchase price, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”). See Note 15 to the combined and consolidated financial statements for additional information regarding the 2013 Credit Agreement.

Israeli Credit Facility

In 2011, Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “VAT Credit Agreement”) with HSBC Bank Plc (the “Lender”), pursuant to which the Lender has made available to VAT a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility terminates on November 30, 2014.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.35% per annum on the unused portion of the VAT Revolving Facility.

The obligations under the VAT Revolving Facility are secured by a guarantee of the Company. The obligations of VAT and the Company under the VAT Revolving Facility are secured by substantially all the assets of VAT. The VAT Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios.

The financial maintenance covenants require VAT to maintain a leverage ratio of not more than 2.5 to 1.0 and a tangible net worth to total assets ratio of not less than 0.75 to 1.0. VAT was in compliance with all covenants at December 31, 2012 and December 31, 2011. The leverage ratio at December 31, 2012 was 0.0 to 1.0 and the tangible net worth to total assets ratio was 0.90 to 1.0. The leverage ratio at December 31, 2011 was 0.0 to 1.0 and the tangible net worth to total assets ratio was 0.89 to 1.0. VAT expects to continue to be in compliance with these covenants based on current projections. If VAT is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Note 6 – Long-Term Debt (continued)

Exchangeable Unsecured Notes, due 2102

As described in Note 3, by reason of the spin-off, Vishay Intertechnology was required to take action so that the existing exchangeable notes of Vishay Intertechnology were deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by Vishay Precision Group, Inc.

Based on the relative trading prices of Vishay Intertechnology and VPG common stock on the ten trading days following the spin-off, VPG assumed the liability for an aggregate of approximately $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes is December 13, 2102.

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

Other Debt

Other debt consists of debt held by one of VPG’s Japanese subsidiaries. The debt is payable ratably over the next 9 years at zero percent interest.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2013	$167
2014	168
2015	168
2016	168
2017	168
Thereafter	10,482

See Note 15 to the combined and consolidated financial statements, for additional information regarding the aggregate annual debt maturities under the 2013 Credit Agreement.

Interest paid on third-party debt was $0.2 million, $0.1 million and $0.1 million during the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively.

Credit Lines

At December 31, 2012 and 2011, certain subsidiaries of the Company had committed and uncommitted short-term credit lines with various foreign banks aggregating approximately $0.0 million and $1.4 million, respectively. There are no outstanding balances related to these arrangements.

Note 7 – Stockholders’ Equity

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

As a result of the spin-off, the Company issued 12,306,788 shares of common stock, par value $0.10, and 1,025,196 shares of Class B convertible common stock, par value $0.10.

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

The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. As discussed in Note 6 and Note 15, the Company is restricted from paying cash dividends. Stock dividends or distributions on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.

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

Issuance of Stock Purchase Warrants of Vishay Precision Group, Inc.

Effective July 6, 2010, the Company issued 630,252 warrants to acquire shares of VPG common stock to holders of Vishay Intertechnology warrants pursuant to a warrant agreement entered into by Vishay Intertechnology and its transfer agent dated December 13, 2002. In accordance with the terms of the 2002 warrant agreement, the exercise prices of these warrants were determined based on the relative trading prices of Vishay Intertechnology and VPG common stock on the ten trading days following the spin-off. Of these warrants, 500,000 had an exercise price of $26.56 per share and 130,252 had an exercise price of $40.23 per share. These warrants expired in December 2012.

Note 7 – Stockholders’ Equity (continued)

Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	Ending
	Balance	Amount	Effect	Amount	Balance
December 31, 2010
Pension and other
postretirement actuarial items	$(1,190)	$(427)	$94	$(333)	$(1,523)
Reclassification adjustment for
recognition of actuarial items		60	(24)	36	36
Currency translation adjustment	(7,978)	(1,120)	-	(1,120)	(9,098)
	$(9,168)	$(1,487)	$70	$(1,417)	$(10,585)

December 31, 2011
Pension and other
postretirement actuarial items	$(1,487)	$(2,104)	$623	$(1,481)	$(2,968)
Reclassification adjustment for
recognition of actuarial items		61	(24)	37	37
Currency translation adjustment	(9,098)	(1,944)	-	(1,944)	(11,042)
	$(10,585)	$(3,987)	$599	$(3,388)	$(13,973)

December 31, 2012
Pension and other
postretirement actuarial items	$(2,931)	$(1,474)	$355	$(1,119)	$(4,050)
Reclassification adjustment for
recognition of actuarial items		161	(51)	110	110
Currency translation adjustment	(11,042)	(1)	-	(1)	(11,043)
	$(13,973)	$(1,314)	$304	$(1,010)	$(14,983)

Note 8 – Additional Financial Statement Information

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Foreign exchange loss	$(285)	$(1,319)	$(1,006)
Interest income	633	714	355
Other	(649)	(273)	(277)
	$(301)	$(878)	$(928)

Note 8 – Additional Financial Statement Information (continued)

Other accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Goods received, not yet invoiced	$1,746	$2,808
Accrued taxes, other than income taxes	2,048	1,576
Accrued professional fees	1,339	1,544
Other	3,366	3,610
	$8,499	$9,538

Note 9 – Pensions and Other Postretirement Benefits

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

U.S. Pension Plan

The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated balance sheet. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated balance sheets include these rabbi trust assets of $1.8 million at December 31, 2012 and $1.6 million at December 31, 2011, which approximate the pension liability at those dates.

Note 9 – Pensions and Other Postretirement Benefits (continued)

Non-U.S. Pension Plans

The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices. Pension benefits earned are generally based on years of service and compensation during active employment.

Other Postretirement Benefit Plans

In the U.S., the Company maintains two unfunded non-pension other postretirement benefit plans (“OPEB”) which are funded as costs are incurred. These plans provide medical and death benefits to retirees.

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2012		December 31, 2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$19,989	$2,771	$17,682	$2,526
Service cost (adjusted for actual
employee contributions)	476	67	499	40
Interest cost	865	101	894	124
Contributions by participants	52	-	56	-
Actuarial losses (gains)	2,023	(70)	1,373	193
Benefits paid	(414)	(182)	(737)	(112)
Currency translation	317	-	222	-
Benefit obligation at end of year	$23,308	$2,687	$19,989	$2,771

Change in plan assets:
Fair value of plan assets at beginning
of year	$10,800	$-	$9,980	$-
Actual return on plan assets	1,187	-	362	-
Company contributions	1,057	182	1,063	112
Contributions by participants	52	-	56	-
Benefits paid	(414)	(182)	(737)	(112)
Currency translation	409	-	76	-
Fair value of plan assets at end of year	$13,091	$-	$10,800	$-

Funded status at end of year	$(10,217)	$(2,687)	$(9,189)	$(2,771)

Note 9 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheet consist of the following pretax amounts (in thousands):

	December 31, 2012		December 31, 2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Accrued pension and other postretirement costs	$(10,217)	$(2,687)	$(9,189)	$(2,771)
Accumulated other comprehensive loss	4,693	499	3,276	635
	$(5,524)	$(2,188)	$(5,913)	$(2,136)

Actuarial items consist of the following (in thousands):

	December 31, 2012		December 31, 2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$4,683	$499	$3,265	$607
Unrecognized prior service cost	3	-	4	-
Unamortized transition obligation	7	-	7	28
	$4,693	$499	$3,276	$635

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2012	2011
Accumulated benefit obligation, all plans	$21,884	$18,221

Plans for which the accumulated benefit
obligation exceeds plan assets:
Projected benefit obligation	$23,095	$19,177
Accumulated benefit obligation	21,791	17,732
Fair value of plan assets	12,935	10,261

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2012		2011		2010
	Pension	OPEB	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$528	$67	$555	$40	$503	$39
Less: employee
contributions	52	-	56	-	62	-
Net service cost	476	67	499	40	441	39
Interest cost	865	101	894	124	834	133
Expected return on
plan assets	(595)	-	(608)	-	(505)	-
Amortization of actuarial
losses	95	37	4	30	13	21
Amortization of
transition obligation	1	28	-	27	-	27
Net periodic benefit cost	$842	$233	$789	$221	$783	$220

See Note 7 for the pretax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2012, 2011, and 2010. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2013 approximate the amounts amortized in 2012.

The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2012		2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Discount rate	3.85%	3.68%	4.24%	4.15%
Rate of compensation increase	2.67%	N/A	2.56%	N/A

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2012 and 2011:

	2012		2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Discount rate	4.24%	4.15%	4.96%	5.75%
Rate of compensation increase	2.56%	N/A	2.89%	N/A
Expected return on plan assets	5.11%	N/A	5.69%	N/A
Health care trend rate	N/A	5.07%	N/A	5.00%

Note 9 – Pensions and Other Postretirement Benefits (continued)

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

The plans’ expected return on assets is based on management’s expectation of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, advice from pension consultants and investment advisors, and current economic and capital market conditions.

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities.

Plan assets are comprised of:

	December 31, 2012		December 31, 2011
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Equity securities	44%	-	45%	-
Fixed income securities	41%	-	44%	-
Cash and cash equivalents	15%	-	11%	-
Total	100%	-	100%	-

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

Note 9 – Pensions and Other Postretirement Benefits (continued)

A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (See Note 14, “Fair Value Measurements” for further description of the levels within the fair value hierarchy (in thousands)):

		Fair value measurements at
As of December 31, 2012:		reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Defined benefit pension plan assets
Equity securities	$5,719	$5,719	$-	$-
Fixed income securities	5,346	5,346	-	-
Cash and cash equivalents	2,026	2,026	-	-

		Fair value measurements at
As of December 31, 2011:		reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Defined benefit pension plan assets
Equity securities	$4,823	$4,823	$-	$-
Fixed income securities	4,720	4,720	-	-
Cash and cash equivalents	1,257	1,257	-	-

Estimated future benefit payments are as follows (in thousands):

	Pension	OPEB
	Plans	Plans
2013	$503	$102
2014	523	128
2015	596	147
2016	764	136
2017	805	165
2018-2022	4,189	905

The Company anticipates making contributions to its pension and postretirement benefit plans of approximately $1.3 million during 2013.

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2012 and 2011, the consolidated balance sheets include $0.9 million and $0.8 million, respectively, within accrued pension and other postretirement costs related to these plans.

Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. Concurrent with the freezing of U.S. pension benefits effective January 1, 2009, the company-match percentage for affected employees was increased. The Company’s matching expense for the plans was $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.

Note 9 – Pensions and Other Postretirement Benefits (continued)

Other Retirement Obligations (continued)

Prior to July 6, 2010, certain key employees participated in a nonqualified deferred compensation plan sponsored by Vishay Intertechnology. These employees transferred to a newly created nonqualified deferred compensation plan of VPG. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated balance sheet. Effective July 6, 2010, Vishay Intertechnology deposited an allocation of assets into the VPG rabbi trust. The consolidated balance sheets include these rabbi trust assets of $2.5 million at December 31, 2012 and $2.5 million at December 31, 2011, and the related liabilities of $3.1 million and $2.9 million at December 31, 2012 and 2011, respectively.

Note 10 – Share-Based Compensation

Effective July 6, 2010, the Company’s Board of Directors and Vishay Intertechnology (as the Company’s sole stockholder prior to the spin-off) approved the adoption of the Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended, the “2010 Program”). The 2010 Program permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At December 31, 2012, the Company had reserved 231,717 shares of common stock for future grant of equity awards, pursuant to the 2010 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.

Note 10 – Share-Based Compensation (continued)

Stock Options (continued)

The following table summarizes the Company’s stock option activity. For 2010, the impact of the conversion of the Vishay Intertechnology options to VPG options is disclosed (number of options in thousands):

	Years ended December 31,
	2012		2011		2010
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	VPG	Exercise	VPG	Exercise	VPG	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding:
Beginning of year	32	$18.03	32	$18.03	102	$20.24
Conversion at spin-off *	-	-	-	-	(26)	-
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Cancelled/expired	-	-	-	-	(44)	33.37

End of year *	32	$18.03	32	$18.03	32	$18.03

Vested and
expected to vest	32		32		32

Exercisable:
End of year	28		24		20

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

The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2012 (number of options in thousands):

Ranges of	Options			Options
Exercise Prices	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Options	Life	Price	Options	Price
$11.92 - $17.87	9	3.02	$14.90	8	$15.49
$18.92	19	4.16	18.92	16	18.92
$20.58	4	1.58	20.58	4	20.58
Total	32	3.48	$18.03	28	$18.26

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2012, 2011 or 2010.

Note 10 – Share-Based Compensation (continued)

Stock Options (continued)

The pretax aggregate intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of 2012 of $13.22 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012 is not material. No options were exercised during the years ended December 31, 2012, 2011, or 2010.

Restricted Stock Units

Pursuant to the 2010 Program, the Company issued RSUs to board members and executive officers of the Company during the year. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award.

For 2011, VPG’s three executive officers were entitled to annual performance-based equity awards in the form of RSUs. Performance criteria included measures of operating margin and EBITDA of the Company. In addition, the Company’s Chief Technical Officer had a number of personal objectives that were required to be achieved in order to receive his full award. Some, but not all, of the performance goals were met for the 2011 awards, resulting in the granting of an aggregate of 37,815 RSUs to VPG’s three executive officers on March 20, 2012. The awards had an aggregate grant-date fair value of $0.6 million. One quarter of the awards vested on that date. The remaining RSUs vest ratably over the three years following the grant date.

For 2012, VPG’s three executive officers are entitled to annual equity awards in the form of RSUs, of which 75% are performance-based. The awards were granted on January 16, 2012 and have an aggregate target grant-date fair value of $0.8 million and were comprised of 50,931 RSUs, as determined using the average of the closing stock price of the last 5 trading days preceding January 1, 2012. Twenty-five percent of these awards will vest on January 1, 2015. The performance-based portion of the RSUs will also vest on January 1, 2015, subject to the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals.

On May 22, 2012, the Board of Directors approved the issuance of an aggregate of 3,900 restricted stock units to the three independent board members and to the non-executive Chairman of the Board, with a grant-date fair value of $0.1 million. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.

Note 10 – Share-Based Compensation (continued)

Restricted Stock Units (continued)

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2012		2011		2010
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	VPG	Grant-date	VPG	Grant-date	VPG	Grant-date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value
Outstanding:
Beginning of year	129	$16.03	101	$15.79	-	$-
Granted	92	15.88	43	16.70	101	15.79
Vested & issued	(28)	15.85	(15)	15.49	-	-
Cancelled	-	-	-	-	-	-
End of year	193	$15.98	129	$16.03	101	$15.79

The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met. RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Number of RSUs
March 15, 2013	9
March 20, 2013	9
March 15, 2014	9
March 20, 2014	9
January 1, 2015	38
March 20, 2015	9

Share-Based Compensation Expense

The following table summarizes pre-tax share-based compensation expense recognized. Note that the first six months of 2010 represent the portion of the expense related to Vishay Intertechnology programs in which employees of VPG participated (in thousands):

	Years ended December 31,
	2012	2011	2010
Stock options	$10	$20	$32
Restricted stock units	706	624	174
Restricted stock units (performance-based)	454	317	147
Other	-	-	44
Total	$1,170	$961	$397

The deferred tax benefit on share-based compensation expense was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, the Company had $1.3 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 2 years.

Note 11 – Commitments, Contingencies, and Concentrations

Leases

The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.

Total rental expense under operating leases was $3.2 million, $3.9 million, and $3.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum lease payments for operating leases (excluding related party leases as detailed in Note 3) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2013	$1,864
2014	1,346
2015	1,054
2016	620
2017	351
Thereafter	6

Litigation

From time to time, the Company is a party to various claims and lawsuits arising in the normal course of business. The Company is of the opinion that these litigations or claims will not have a material negative effect on its consolidated financial position, results of operations, or cash flows.

Executive Employment Agreements

The Company has employment agreements with its executive officers which outline base salary, incentive compensation, and equity-based compensation. The employment agreement with the Company’s President and Chief Executive Officer also provides for a special sign-on bonus of $0.4 million, which became payable on July 6, 2010, and is being ratably amortized to selling, general, and administrative expense over the initial term of his employment agreement. The Company’s President and Chief Executive Officer will be required to repay this bonus if he terminates his employment with VPG during the initial three-year term of his employment arrangement, except under certain circumstances. The employment agreements with the Company’s executive officers also provide for incremental compensation in the event of termination without cause or for good reason.

On December 8, 2011, the Company amended the employment agreements of its executive officers to modify the annual equity award opportunities for each executive, beginning with the 2012 calendar year. On January 1st of each year, each executive will receive an equity award with a value equal to a specified percentage of their respective base salaries. The annual equity award will be denominated in RSUs of the Company and will be sized based on the average closing price of the Company’s stock for the five consecutive trading days immediately preceding the day of grant. See Note 10 for the equity award granted on January 16, 2012 and Note 15 for the equity award granted on January 16, 2013.

Note 11 – Commitments, Contingencies, and Concentrations (continued)

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2012 and 2011, the Company had no significant concentrations of credit risk.

Geographic Concentration

The Company has significant manufacturing operations in Israel in order to benefit from that country’s tax abatement programs, lower wage rates, and highly skilled labor force. Israeli incentive programs have contributed substantially to the growth and profitability of the Company. The Company might be materially and adversely affected if these incentive programs were no longer available to the Company or if events were to occur in the Middle East that materially interfered with the Company’s operations in Israel. At December 31, 2012 and 2011, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011
Israel	38%	31%
United States	18%	16%
Asia	17%	22%
Europe	16%	20%
United Kingdom	11%	11%
Total	100%	100%

Note 12 – Segment and Geographic Data

VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control, and on-board weighing applications.

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

The following table sets forth reporting segment information (in thousands):

	Foil Technology	Force	Weighing and	Corporate/
	Products	Sensors	Control Systems	Other	Total
2012
Net third-party revenues	$105,207	$65,787	$46,622	$-	$217,616
Intersegment revenues	1,442	2,732	2,530	(6,704)	-
Gross profit	42,848	13,483	18,701	-	75,032
Segment operating income (loss)	25,467	4,504	5,983	(24,863)	11,091
Acquisition costs	-	-	275	-	275
Depreciation expense	4,170	2,960	454	1,255	8,839
Capital expenditures	4,333	3,307	422	260	8,322
Total assets	118,893	61,040	54,789	28,451	263,173

2011
Net third-party revenues	$112,176	$71,533	$54,398	$-	$238,107
Intersegment revenues	2,078	2,467	3,600	(8,145)	-
Gross profit	48,807	13,654	20,650	-	83,111
Segment operating income (loss)	30,870	4,231	8,009	(26,846)	16,264
Depreciation expense	3,630	3,193	272	1,073	8,168
Capital expenditures	6,411	7,978	1,610	292	16,291
Total assets	103,358	77,220	52,528	23,499	256,605

2010
Net third-party revenues	$101,557	$60,095	$45,872	$-	$207,524
Intersegment revenues	1,873	1,742	2,146	(5,761)	-
Gross profit	48,390	12,351	16,387	-	77,128
Segment operating income (loss)	32,628	3,757	4,902	(21,456)	19,831
Depreciation expense	3,269	3,262	174	840	7,545
Capital expenditures	4,255	2,339	217	1,587	8,398
Total assets	94,555	82,786	51,007	20,365	248,713

Note 12 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Unallocated selling, general, and administrative expenses	$(25,138)	$(26,846)	$(21,456)
Acquisition costs	275	-	-
	$(24,863)	$(26,846)	$(21,456)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area, and property and equipment based on physical location (in thousands):

	Years ended December 31,
Net Revenues	2012	2011	2010
United States	$92,807	$93,638	$76,154
United Kingdom	29,582	30,281	27,509
Other Europe	54,212	67,305	56,056
Israel	3,708	4,861	12,002
Asia	36,177	41,183	34,827
Other	1,130	839	976
	$217,616	$238,107	$207,524

	December 31,
Property and Equipment - Net	2012	2011
United States	$6,923	$6,289
United Kingdom	5,891	5,902
Other Europe	2,261	2,234
Israel	17,795	18,958
Asia	18,905	20,065
Other	317	290
	$52,092	$53,738

Note 13 – Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 10), warrants (see Note 7), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders/parent (in thousands, except earnings per share):

	Years ended December 31,
	2012	2011	2010
Numerator:

Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders/parent	$11,691	$10,771	$11,706

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	30	20	13

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders/parent	$11,721	$10,791	$11,719

Denominator:

Denominator for basic earnings per share:
Weighted average shares	13,367	13,343	13,332

Effect of dilutive securities:
Exchangeable notes	441	441	441
Employee stock options	1	1	1
Restricted stock units	80	49	13
Dilutive potential common shares	522	491	455

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,889	13,834	13,787

Basic earnings per share attributable to VPG
stockholders/parent	$0.87	$0.81	$0.88

Diluted earnings per share attributable to VPG
stockholders/parent	$0.84	$0.78	$0.85

Note 13 – Earnings Per Share (continued)

Until July 6, 2010, the operations comprising VPG's business were wholly owned by various subsidiaries of Vishay Intertechnology. As of the date of the spin-off, VPG issued 13.3 million shares of capital stock. This share amount is being utilized for the calculation of basic earnings per common share for periods presented prior to July 6, 2010 as no common stock of the Company existed prior to July 6, 2010. For the year ended December 31, 2010, the Company assumed that the dilutive securities were outstanding for the entire period, and therefore were included in the denominator of diluted earnings per share. See Note 7 for a discussion of shares of common stock and Class B convertible common stock issued pursuant to the spin-off.

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2012	2011	2010
Weighted average employee stock options	28	28	28
Weighted average warrants	-	630	630

The warrants expired on December 15, 2012. The warrants were antidilutive in the current year through the expiration date. See Note 7 for discussion of the warrants.

Note 14 – Fair Value Measurements

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

Note 14 – Fair Value Measurements (continued)

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2012:		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets:
Assets held in rabbi trusts	$4,299	$1,102	$3,197	$-

As of December 31, 2011:		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
Assets:
Assets held in rabbi trusts	$4,123	$2,271	$1,852	$-

Liabilities:
Derivative contracts	$(423)	$-	$(423)	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2012 and December 31, 2011, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

In 2011, the Company entered into two derivative contracts, focusing on the Israeli shekel. The term of these contracts ended in July of 2012, and the Company has not entered into any new contracts as of December 31, 2012. The Company has recorded a net gain on these contracts of $0.1 million for the year ended December 31, 2012, which is recorded on the combined and consolidated statement of operations as part of other income (expense).

At December 31, 2011, the notional amount of the derivative contracts was approximately 35.6 million shekels and had a fair value of ($0.4) million recorded in the consolidated balance sheet as a part of other accrued expenses. These are foreign currency collar instruments, wherein the weighted minimal hedged rate was 3.55 shekels per U.S. dollar and the maximum hedged rate was 3.67 shekels per U.S. dollar. The Company recorded a net loss on these contracts of $0.6 million for the year ended December 31, 2011. These losses were recorded on the combined and consolidated statement of operations as part of other income (expense). There were no derivative contracts outstanding during 2010.

Note 14 – Fair Value Measurements (continued)

In determining fair value of derivative instruments, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s own credit risk the Company estimates its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly–traded debt with a corresponding rating. The Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012.

The fair value of the long-term debt at December 31, 2012 and December 31, 2011 is approximately $7.5 million and $9.4 million, respectively, compared to its carrying value of $11.3 million and $11.6 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value measurement of long-term debt is considered a Level 2 measurement.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, long-term notes receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 15 – Subsequent Events

Asset Acquisition

On December 18, 2012, the Company and its indirectly wholly owned subsidiary, Vishay Precision Group Canada ULC (“VPG Canada”), entered into an asset purchase agreement to acquire substantially all of the assets of the George Kelk Corporation, a privately held company based in Toronto, Canada. On January 31, 2013, the Company and VPG Canada completed the acquisition for an aggregate purchase price of approximately $50.0 million (CDN), ($50.0 million USD), subject to working capital and other adjustments. The acquisition was financed using a combination of cash on hand as well as borrowings under the Company’s 2013 Credit Agreement (see Third Party Credit Facility below). KELK engineers, designs and manufactures highly accurate electronic measurement and control equipment used by metals rolling mills and mining applications throughout the world. This acquisition expands the Company’s geographic and end market strength in the metals measurement processing market and will add new products to the Company’s Weighing and Control Systems reporting segment.

The following table summarizes the preliminary fair values assigned to the assets and liabilities as of the January 31, 2013 acquisition date (in thousands):

Working capital	$7,000
Property and equipment	2,100
Intangible assets	19,200
Fair value of acquired identifiable assets	$28,300

Purchase price	$50,000

Goodwill	$21,700

These amounts are determined based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the detailed analyses are completed.

Note 15 – Subsequent Events (continued)

Asset Acquisition (continued)

The Company recorded $0.3 million of acquisition costs in its combined and consolidated statement of operations for the year ended December 31, 2012, comprised of the following (in thousands):

Year Ended
December 31,
2012
Accounting and legal fees	$184
Appraisal fees	20
Other	71
$275

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had been completed on January 1, 2012, the beginning of the Company’s fiscal year ended December 31, 2012 (in thousands except per share amounts):

Year Ended
December 31,
2012
Pro forma net revenues	$247,993

Pro forma net earnings attributable to VPG
stockholders	$15,088

Pro forma basic earnings per share
attributable to VPG stockholders	$1.13
Pro forma diluted earnings per share
attributable to VPG stockholders	$1.09

The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisition, and the amortization of intangible assets. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of the period presented.

Third Party Credit Facility

On January 29, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”) among the Company, VPG Canada, the lenders party thereto, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility was revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or VPG Canada, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans will be repaid in quarterly installments.

Note 15 – Subsequent Events (continued)

Third Party Credit Facility (continued)

Interest payable on amounts borrowed under the 2013 Revolving Facility (other than with respect to Swing Loans), the U.S. Term Facility and the Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the Agent’s prime rate, the Federal Funds Rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.00% per annum is added to the applicable Base Rate or LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2013 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.

Aggregate annual maturities for the Facilities are as follows (in thousands):

2013	$3,000
2014	4,000
2015	5,000
2016	6,000
2017	7,000
Thereafter	-

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company expects to be in compliance with these covenants based on current projections. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Credit Lines

In connection with the acquisition of the KELK business in January 2013, VPG Canada entered into an uncommitted $3.0 million line of credit with Royal Bank of Canada.

Executive RSU grant

On January 16, 2013, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.8 million and were comprised of 63,262 RSUs, as determined using the average of the closing stock price of the last 5 trading days preceding January 1, 2013. Twenty-five percent of these awards will vest on January 1, 2016. The performance-based portion of the RSUs will also vest on January 1, 2016, subject to the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals.

Note 16 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2012 (a)				2011 (a)
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$55,844	$55,332	$55,430	$51,010	$59,525	$62,133	$60,037	$56,412
Gross profit	18,880	19,851	18,739	17,562	21,010	22,090	21,192	18,819
Operating income	2,364	4,090	3,093	1,544	4,677	5,007	4,710	1,870
Net earnings	1,634	3,004	1,912	5,214	3,364	3,025	3,238	1,167
Less: net earnings (loss) attributable
to noncontrolling interests	11	43	(30)	49	71	42	(62)	(28)
Net earnings attributable to
VPG stockholders	1,623	2,961	1,942	5,165	3,293	2,983	3,300	1,195

Per Share Data: (b)
Basic earnings per share	$0.12	$0.22	$0.15	$0.39	$0.25	$0.22	$0.25	$0.09
Diluted earnings per share	$0.12	$0.21	$0.14	$0.37	$0.24	$0.22	$0.24	$0.09

Certain Items Recorded
during the Quarters:
Acquisition costs	$-	$-	$-	$275	$-	$-	$-	$-
Tax effect of acquisition costs and
release of valuation allowance	$-	$-	$-	$(3,396)	$-	$-	$-	$-

(a)

The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third and fourth quarters of 2012 ended on March 31st, June 30th, September 29th and December 31st, respectively. The first, second, third and fourth quarters of 2011 ended on April 2nd, July 2nd, October 1st and December 31st, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.