Form 10-Q
period 2013-03-30
Vishay Precision Group, Inc.
filed 2013-05-08
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of May 8, 2013 the registrant had 12,361,636 shares of its common stock and 1,025,176 shares of its Class B common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q
March 30, 2013

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– March 30, 2013 (Unaudited) and December 31, 2012	3

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended March 30, 2013 and
		March 31, 2012	5

		Consolidated Condensed Statements of Comprehensive Income (Loss)
		(Unaudited) – Fiscal Quarters Ended March 30, 2013 and
		March 31, 2012	6

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Three Fiscal Months Ended March 30, 2013 and
		March 31, 2012	7

		Consolidated Condensed Statement of Equity (Unaudited)	8

		Notes to Unaudited Consolidated Condensed Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	39

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

		SIGNATURES	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	March 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,690	$93,881
Accounts receivable, net	33,366	28,766
Inventories:
Raw materials	15,961	14,204
Work in process	20,777	13,696
Finished goods	21,746	21,489
Inventories, net	58,484	49,389

Deferred income taxes	4,159	4,258
Prepaid expenses and other current assets	14,490	9,572
Total current assets	175,189	185,866

Property and equipment, at cost:
Land	1,944	2,023
Buildings and improvements	47,564	47,627
Machinery and equipment	74,523	75,783
Software	5,499	5,427
Construction in progress	1,009	1,788
Accumulated depreciation	(78,714)	(80,556)
Property and equipment, net	51,825	52,092

Goodwill	23,980	-

Intangible assets, net	25,815	8,009

Other assets	17,819	17,206
Total assets	$294,628	$263,173

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	March 30,	December 31,
	2013	2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,373	$9,190
Payroll and related expenses	13,341	12,831
Other accrued expenses	16,346	8,499
Income taxes	1,053	1,425
Current portion of long-term debt	3,154	167
Total current liabilities	44,267	32,112

Long-term debt, less current portion	32,270	11,154
Deferred income taxes	1,788	1,831
Other liabilities	7,546	7,433
Accrued pension and other postretirement costs	13,123	13,835
Total liabilities	98,994	66,365

Commitments and contingencies

Equity:
Common stock	1,236	1,235
Class B convertible common stock	103	103
Capital in excess of par value	182,492	181,938
Retained earnings	29,651	28,356
Accumulated other comprehensive income (loss)	(18,043)	(14,983)
Total Vishay Precision Group, Inc. stockholders' equity	195,439	196,649
Noncontrolling interests	195	159
Total equity	195,634	196,808
Total liabilities and equity	$294,628	$263,173

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 30, 2013	March 31, 2012
Net revenues	$57,461	$55,844
Costs of products sold	36,254	36,964
Gross profit	21,207	18,880

Selling, general, and administrative expenses	17,797	16,516
Acquisition costs	487	-
Restructuring costs	388	-
Operating income	2,535	2,364

Other income (expense):
Interest expense	(197)	(72)
Other	(376)	202
Other income (expense) - net	(573)	130

Income before taxes	1,962	2,494

Income tax expense	618	860

Net earnings	1,344	1,634
Less: net earnings attributable to
noncontrolling interests	49	11
Net earnings attributable to VPG stockholders	$1,295	$1,623

Basic earnings per share attributable to VPG stockholders	$0.10	$0.12

Diluted earnings per share attributable to VPG stockholders	$0.09	$0.12

Weighted average shares outstanding - basic	13,387	13,362

Weighted average shares outstanding - diluted	13,928	13,868

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Net earnings	$1,344	$1,634

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,255)	1,013
Pension and other postretirement actuarial items, net of tax	195	3
Other comprehensive income (loss)	(3,060)	1,016

Comprehensive income (loss)	(1,716)	2,650

Less comprehensive income attributable to noncontrolling interests	49	11

Comprehensive income (loss) attributable to VPG stockholders	$(1,765)	$2,639

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 30,	March 31,
	2013	2012
Operating activities
Net earnings	$1,344	$1,634
Adjustments to reconcile net earnings to
net cash (used in) provided by operating activities:
Depreciation and amortization	3,007	2,975
(Gain) loss on disposal of property and equipment	(5)	177
Share-based compensation expense	335	239
Inventory write-offs for obsolescence	187	224
Other	(278)	(208)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,890)	148
Inventories	(237)	(634)
Prepaid expenses and other current assets	(2,560)	(302)
Trade accounts payable	373	694
Other current liabilities	(1,658)	(836)
Net cash (used in) provided by operating activities	(1,382)	4,111

Investing activities
Capital expenditures	(818)	(2,588)
Proceeds from sale of property and equipment	13	150
Purchase of businesses, net of cash acquired	(49,888)	-
Net cash used in investing activities	(50,693)	(2,438)

Financing activities
Proceeds from long-term debt	25,000	-
Principal payments on long-term debt and capital leases	(789)	(46)
Debt issuance costs	(384)	-
Distributions to noncontrolling interests	(13)	-
Net cash provided by (used in) financing activities	23,814	(46)
Effect of exchange rate changes on cash and cash equivalents	(930)	587
(Decrease) increase in cash and cash equivalents	(29,191)	2,214

Cash and cash equivalents at beginning of period	93,881	80,828
Cash and cash equivalents at end of period	$64,690	$83,042

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

					Accumulated	Total VPG
		Class B	Capital in		Other	Inc.
	Common	Convertible	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2012	$1,235	$103	$181,938	$28,356	$(14,983)	$196,649	$159	$196,808
Net earnings	-	-	-	1,295	-	1,295	49	1,344
Other comprehensive income (loss)	-	-	-	-	(3,060)	(3,060)	-	(3,060)
Share-based compensation expense	-	-	298	-	-	298	-	298
Restricted stock
issuances (15,914 shares)	1	-	256	-	-	257	-	257
Distribution to
noncontrolling interests	-	-	-	-	-	-	(13)	(13)
Balance at March 30, 2013	$1,236	$103	$182,492	$29,651	$(18,043)	$195,439	$195	$195,634

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 12, 2013. The results of operations for the fiscal quarter ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2013 and 2012 end on the following dates:

	2013	2012
Quarter 1	March 30th	March 31st
Quarter 2	June 29th	June 30th
Quarter 3	September 28th	September 29th
Quarter 4	December 31st	December 31st

Reclassifications

Certain prior year amounts have been reclassified to conform to current financial statement presentation.

Note 1 – Basis of Presentation (continued)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the revised guidance, when testing an indefinite-lived intangible asset for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not “more likely than not” impaired, the Company would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The adoption of the ASU had no effect on the Company's consolidated financial position, results of operations, or cash flows.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012, or in the first quarter of fiscal year 2013 for the Company. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Note 2 – Related Party Transactions

Until July 6, 2010, VPG was part of Vishay Intertechnology, and the assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Following the spin-off on July 6, 2010, VPG is an independent, publicly-traded company, and Vishay Intertechnology does not retain any ownership interest in VPG.

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

Note 2 – Related Party Transactions (continued)

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2013	$97
2014	129
2015	65
Thereafter	-

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2013	$29
2014	39
2015	19
Thereafter	-

Note 3 – Acquisition Activity

On December 18, 2012, the Company and its indirectly wholly owned subsidiary, Vishay Precision Group Canada ULC (“VPG Canada”), entered into an asset purchase agreement to acquire substantially all of the assets of the George Kelk Corporation (“KELK”), a privately held company based in Toronto, Canada. On January 31, 2013, the Company and VPG Canada completed the acquisition for an aggregate purchase price of approximately $50.0 million (CDN) ($50.0 million USD), subject to working capital and other adjustments. The acquisition was financed using a combination of cash on hand as well as borrowings under the Company’s amended and restated credit agreement (see Note 7). KELK engineers, designs and manufactures highly accurate electronic measurement and control equipment used by metals rolling mills and mining applications throughout the world. This acquisition expands the Company’s geographic and end market strength in the metals measurement processing market and adds new products to the Company’s Weighing and Control Systems reporting segment. For financial reporting purposes, the results of operations for this business have been included in the Weighing and Control Systems reporting segment beginning February 1, 2013. The amount of net revenues and net earnings of KELK included in the consolidated condensed statement of operations for the fiscal quarter ended March 30, 2013 were as follows (in thousands):

Net revenues	$5,520
Net earnings attributable to VPG
stockholders	$434

Note 3 – Acquisition Activity (continued)

The following table summarizes the preliminary fair values assigned to the assets and liabilities as of the January 31, 2013 acquisition date (in thousands):

Working capital	$4,300
Property and equipment	2,100
Intangible assets:
Patents and acquired technology	3,200
Non-competition agreements	100
Customer relationships	14,300
Trade names	1,600
Total intangible assets	19,200
Fair value of acquired identifiable assets	25,600

Purchase price	$50,000
Goodwill	$24,400

These amounts are determined based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed, as detailed above, are subject to adjustment once the detailed analyses are completed.

The preliminary weighted average useful lives for patents and acquired technology, non-competition agreements and customer relationships are 9, 5, and 21 years, respectively. Trade names are treated as indefinite-lived intangible assets. Once valuations have been finalized, the Company will test trade names for impairment at least annually, in accordance with U.S. generally accepted accounting principles (“GAAP”).

Seventy-five percent of the goodwill associated with this transaction is deductible for income tax purposes. Once valuations have been finalized, the Company will test the goodwill for impairments at least annually, in accordance with U.S. GAAP.

The Company recorded acquisition costs in its consolidated condensed statement of operations as follows (in thousands):

Fiscal quarter ended
March 30,
2013
Accounting and legal fees	$375
Appraisal fees	54
Other	58
$487

Note 3 – Acquisition Activity (continued)

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2013 and January 1, 2012, respectively (in thousands, except per share amounts):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Pro forma net revenues	$61,012	$61,786

Pro forma net earnings attributable to VPG
stockholders	$1,992	$1,858

Pro forma basic earnings per share
attributable to VPG stockholders	$0.15	$0.14
Pro forma diluted earnings per share
attributable to VPG stockholders	$0.14	$0.13

The pro forma information presented for the fiscal quarter ended March 30, 2013 includes an adjustment for acquisition costs. The pro forma information presented for the fiscal quarter ended March 31, 2012 includes adjustments for interest expense that would have been incurred to finance the acquisition, the amortization of intangible assets, and step-up inventory amortization. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of the periods presented.

Note 4 – Other Intangible Assets

Intangible assets were as follows (in thousands):

	March 30,	December 31,
	2013	2012
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$7,100	$4,104
Customer relationships	20,498	6,587
Trade names	1,902	1,998
Non-competition agreements	13,983	14,462
	43,483	27,151
Accumulated amortization:
Patents and acquired technology	(2,926)	(2,908)
Customer relationships	(4,866)	(4,736)
Trade names	(1,677)	(1,736)
Non-competition agreements	(9,770)	(9,762)
	(19,239)	(19,142)
Net intangible assets subject to amortization	24,244	8,009

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	1,571	-
	$25,815	$8,009

Note 4 – Other Intangible Assets (continued)

The increase in net intangible assets from December 31, 2012 is due to the acquisition of the KELK business on January 31, 2013. The Company has preliminarily allocated $17.6 million of the purchase price to definite-lived intangible assets and $1.6 million to indefinite-lived intangible assets. Amortization expense for the fiscal quarters ended March 30, 2013 and March 31, 2012 was $0.8 million, respectively. The KELK intangible assets accounted for $0.2 million of amortization expense for the fiscal quarter ended March 30, 2013.

Estimated annual amortization expense for the full year of 2013 and each of the next four years is as follows (in thousands):

2013	$3,256
2014	2,959
2015	2,639
2016	1,795
2017	1,546

Note 5 – Restructuring Costs

Restructuring costs reflect the cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.

The Company recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013. These costs are comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring costs were incurred primarily in response to the declining business conditions in Japan. It is anticipated that the restructuring costs will be paid during the second quarter of 2013.

Note 6 – Income Taxes

VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended March 30, 2013 was 31.5% versus 34.5% for the fiscal quarter ended March 31, 2012. The primary change in the effective tax rate for both periods presented is the result of a shift in the geographic mix of pretax earnings. In addition, for the fiscal quarter ending March 31, 2012, there was an offset due to the Company’s inability to record a deferred tax benefit due to losses within Israel. As reported in VPG’s 2012 Annual Report on Form 10-K, the Company entered into a legal entity merger within Israel and was able to release the valuation allowance on previously unbenefited deferred tax assets.

Income taxes for VPG for the fiscal quarters ended March 30, 2013 and March 31, 2012, as presented in these consolidated condensed financial statements, are calculated on a separate tax return basis.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarter ended March 30, 2013 and March 31, 2012 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

Note 6 – Income Taxes (continued)

The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates $0.1 million to $0.3 million of unrecognized tax benefits to be reversed within the next twelve months of the reporting date, due to the expiration of statute of limitations in certain jurisdictions.

Note 7 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 30,	December 31,
	2013	2012
2013 credit agreement - revolving facility	$-	$-
2013 credit agreement - U.S. term facility	9,500	-
2013 credit agreement - Canadian term facility	14,750	-
U.S. credit facility - revolving debt (1)	-	-
Israeli credit facility - revolving debt (2)	-	-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,216	1,363
	35,424	11,321
Less current portion	3,154	167
	$32,270	$11,154

(1) Through December 31, 2012, multi-currency revolving facility with interest payable at agent's prime rate, the Federal Funds rate or LIBOR, adjusted by an interest rate margin of 0.00% to 2.75% per annum, depending on the Company's leverage ratio. This facility was amended and restated on January 29, 2013, as described below.
(2) Multi-currency revolving facility with interest payable at LIBOR plus an interest rate margin of 2.15% per annum.

2013 Credit Agreement

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

Note 7 – Long-Term Debt (continued)

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

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company was in compliance with its financial maintenance covenants at March 30, 2013. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Israeli Credit Facility

Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at March 30, 2013 or December 31, 2012.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.35% per annum on the unused portion of the VAT Revolving Facility. The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $65.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.75 to 1.0. As of March 30, 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, VAT was not in compliance with the covenants relating to the tangible net worth to total assets ratio and minimum tangible shareholders’ equity. The Company has obtained a waiver from the Lender respecting such non-compliance. VAT was in compliance with all covenants at December 31, 2012. In the event of future covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.

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

Other Debt

Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 9 years at zero interest rate.

Note 8 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at March 30, 2013 were (in thousands):

		Pension
		and Other
	Foreign	Postretirement
	Currency	Benefit Plans	Total
Balance at January 1, 2013	$(11,044)	$(3,939)	$(14,983)
Cumulative translation adjustment	(3,255)	-	(3,255)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	195	195
Net current period other comprehensive income (loss)	(3,255)	195	(3,060)
Balance at March 30, 2013	$(14,299)	$(3,744)	$(18,043)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).

Note 9 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Defined Benefit Plans

U.S. Pension Plan

The Vishay Precision Group Nonqualified Retirement Plan is a contributory pension plan and, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Within the trust, plan assets are invested in money market funds and company-owned life insurance policies. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated condensed balance sheets. The consolidated condensed balance sheets include assets held in trust related to the nonqualified pension plan of $1.5 million at March 30, 2013 and $1.8 million at December 31, 2012, and the related pension liabilities of $1.8 million and $1.8 million at March 30, 2013 and December 31, 2012, respectively.

The Vishay Precision Group Nonqualified Retirement Plan is frozen, therefore, no further participant contributions are permitted and participants do not continue to accrue benefits.

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

Note 9 – Pension and Other Postretirement Benefits (continued)

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	March 30, 2013		March 31, 2012
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$116	$18	$115	$11
Interest cost	216	24	212	28
Expected return on plan assets	(151)	-	(146)	-
Amortization of actuarial losses	43	7	24	18
Net periodic benefit cost	$224	$49	$205	$57

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At March 30, 2013 and December 31, 2012, the consolidated condensed balance sheets include $0.9 million and $0.9 million, respectively, within accrued pension and other postretirement costs related to these plans.

In the U.S., certain key employees participate in a nonqualified deferred compensation plan. The accompanying consolidated condensed balance sheets include a notional liability within other noncurrent liabilities related to these deferrals. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Within the trust, plan assets are invested in money market funds and company-owned life insurance policies. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated condensed balance sheets. The consolidated condensed balance sheets include assets held in trust related to the deferred compensation plan of $2.7 million at March 30, 2013 and $2.5 million at December 31, 2012, and the related notional liabilities of $3.2 million and $3.1 million at March 30, 2013 and December 31, 2012, respectively.

Note 10 – Share-Based Compensation

The Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended, the “2010 Program”) permits the grant of up to 500,000 shares of restricted stock, unrestricted stock, restricted stock units (“RSUs”), and stock options to officers, employees and non-employee directors. At March 30, 2013, the Company had reserved 168,455 shares of common stock for future grant of equity awards, pursuant to the 2010 Program. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

The following table summarizes the Company’s stock option activity (number of options in thousands):

2013
Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding:
Balance at January 1, 2013	32	$18.03
Granted	-	-
Exercised	-	-
Cancelled/expired	-	-
Balance at March 30, 2013	32	$18.03	3.23
Exercisable:
End of period	31	$18.33

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $14.69 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on March 30, 2013 is not material. No options were exercised during the fiscal quarter ended March 30, 2013.

Note 10 – Share-Based Compensation (continued)

Restricted Stock Units

On January 16, 2013, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.8 million and were comprised of 63,262 RSUs, as determined using the average of the closing stock price of the last 5 trading days preceding January 1, 2013. Twenty-five percent of these awards will vest on January 1, 2016, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2016, subject to the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.

RSU activity as of March 30, 2013 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2013	193	$15.98
Granted	63	13.01
Vested & issued	(18)	16.21
Balance at March 30, 2013	238	$15.18

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

Vesting Date	Number of RSUs
March 15, 2014	9
March 20, 2014	9
January 1, 2015	38
March 20, 2015	9
January 1, 2016	47

Share-Based Compensation Expense

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Stock options	$1	$2
Restricted stock units	194	177
Restricted stock units (performance-based)	140	60
Total	$335	$239

Note 11 – Segment Information

VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control, and on-board weighing applications. The results of operations from the newly acquired KELK business are reported in the Weighing and Control Systems reporting segment.

VPG evaluates reporting segment performance based on multiple performance measures including gross margins, revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring costs, acquisition costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG.

The following table sets forth reporting segment information (in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Net third-party revenues:
Foil Technology Products	$24,352	$27,801
Force Sensors	16,396	16,603
Weighing & Control Systems	16,713	11,440
Total	$57,461	$55,844

Gross profit:
Foil Technology Products	$9,145	$11,328
Force Sensors	4,399	2,978
Weighing & Control Systems	7,663	4,574
Total	$21,207	$18,880

Reconciliation of segment operating income to
consolidated results:
Foil Technology Products	$4,767	$6,828
Force Sensors	2,229	575
Weighing & Control Systems	2,963	1,408
Unallocated G&A expenses	(6,549)	(6,447)
Acquisition costs	(487)	-
Restructuring costs	(388)	-
Consolidated condensed operating income	$2,535	$2,364

Acquisition costs:
Weighing & Control Systems	$(487)	$-

Restructuring costs:
Foil Technology Products	$(388)	$-

Note 11 – Segment Information (continued)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.4 million during each of the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.7 million during each of the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.4 million and $0.6 million during each of the fiscal quarters ended March 30, 2013 and March 31, 2012, respectively.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,295	$1,623

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	5	9

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,300	$1,632

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,387	13,362

Effect of dilutive securities:
Exchangeable notes	441	441
Employee stock options	-	1
Restricted stock units	100	64
Dilutive potential common shares	541	506

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,928	13,868

Basic earnings per share attributable to VPG
stockholders	$0.10	$0.12

Diluted earnings per share attributable to VPG
stockholders	$0.09	$0.12

Note 12 – Earnings Per Share (continued)

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	March 30, 2013	March 31, 2012
Weighted average employee stock options	28	28
Weighted average warrants	-	630

The warrants expired on December 13, 2012. The warrants were antidilutive in the prior year through the expiration date.

Note 13 – Additional Financial Statement Information

The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Foreign exchange (loss) gain	$(386)	$36
Interest income	73	193
Other	(63)	(27)
	$(376)	$202

Other accrued expenses consist of the following (in thousands):

	March 30,	December 31,
	2013	2012
Accrued customer advances	$7,143	$846
Accrued commissions	1,684	299
Goods received, not yet invoiced	1,897	1,746
Accrued taxes, other than income taxes	2,006	2,048
Accrued professional fees	1,111	1,339
Other	2,505	2,221
	$16,346	$8,499

The increase in accrued customer advances and accrued commissions from December 31, 2012 is mainly due to the acquisition of the KELK business on January 31, 2013. Customer advance payments attributable to KELK at March 30, 2013 were $6.4 million. Customer advance payments represent amounts received from customers for sales, for which the earnings process has not yet been completed. Accrued commissions attributable to KELK at March 30, 2013 were $1.4 million.

Note 14 – Fair Value Measurements

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
March 30, 2013
Assets
Assets held in rabbi trusts	$4,202	$1,046	$3,156	$-

December 31, 2012
Assets
Assets held in rabbi trusts	$4,299	$1,102	$3,197	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 30, 2013 and December 31, 2012, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt at March 30, 2013 and December 31, 2012 is approximately $31.9 million and $7.5 million, respectively, compared to its carrying value of $35.4 million and $11.3 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

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

The precision sensor market is growing as a result of the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers strive to make products “smarter,” they are generally integrating more sensors to link the analog/physical world with digital control and/or response.

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

In January 2013, we completed the acquisition of substantially all of the assets of the George Kelk Corporation (“KELK”). KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used in metals rolling mills and mining applications throughout the world. This acquisition expands our geographic and end market strength in the metals measurement processing market and adds new products to our Weighing and Control Systems reporting segment. The results of operations of KELK are included in our consolidated condensed statement of operations beginning February 1, 2013.

Net revenues for the fiscal quarter ended March 30, 2013 were $57.5 million versus $55.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 30, 2013 were $1.3 million, or $0.09 per diluted share, versus $1.6 million, or $0.12 per diluted share, for the comparable prior year period.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the first quarter of 2012 and through the first quarter of 2013 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2012	2012	2012	2012	2013
Net revenues	$55,844	$55,332	$55,430	$51,010	$57,461

Gross profit margin	33.8%	35.9%	33.8%	34.4%	36.9%

End-of-period backlog	$43,300	$43,600	$40,100	$38,900	$63,100

Book-to-bill ratio	1.01	1.02	0.92	0.96	1.02

Inventory turnover	2.99	2.85	2.96	2.73	2.71

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Revenues were flat from the first quarter of 2012 through the third quarter of 2012. Revenues decreased in the fourth quarter of 2012 mainly due to volume decreases across all product lines and regions. There was also a slight decline in orders, primarily in the Americas and Asia, in the fourth quarter of 2012 versus the third quarter of 2012. Revenues improved in the first quarter of 2013, with the KELK acquisition accounting for $5.5 million of the increase. The remaining $0.9 million increase came from the Force Sensors segment, where volume increased over the prior quarter.

Gross profit margins from the first quarter of 2012 through the fourth quarter of 2012 fluctuated with improved manufacturing efficiencies, particularly in our Force Sensors segment and economic challenges in our Foil Technology Products segment, where temporary plant shutdowns in two of our subsidiaries led to lower volume and labor inefficiencies during the third quarter of 2012. The gross profit margin in the first quarter of 2013 improved 2.5% over the fourth quarter of 2012 with improvements coming from the Weighing and Control Systems segment, due to the KELK acquisition, and the Force Sensors segment, due to manufacturing efficiencies achieved at our new facility in India. The Foil Technology Products segment continues to be impacted by lower demand in Japan.

Backlog increased from $38,900 in the fourth quarter of 2012 to $63,100 in the first quarter of 2013 mainly due to the KELK acquisition. KELK’s business has a significant amount of firm commitments and orders within the next six to twelve months, and therefore, accounts for the majority of the increase in backlog from the fourth quarter of 2012 to the first quarter of 2013. The backlog without KELK for the first quarter of 2013 would have been $40,600.

Our book-to-bill ratio was 1.02 in the first quarter of 2013 compared to 1.01 in the first quarter of 2012 and 0.96 in the fourth quarter of 2012. Excluding the effect of the KELK business, the book-to-bill ratio was 1.04 in the first quarter of 2013, which is an improvement on a sequential basis. We believe excluding KELK from this ratio is appropriate, as KELK operates with long cycle times of approximately six to nine months from order to delivery.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the first quarter of 2012 and through the first quarter of 2013 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2012	2012	2012	2012	2013
Foil Technology Products
Net revenues	$27,801	$26,590	$26,307	$24,509	$24,352
Gross profit margin	40.7%	42.6%	38.9%	40.6%	37.6%
End-of-period backlog	$21,500	$22,400	$20,800	$19,600	$20,700
Book-to-bill ratio	0.97	1.04	0.93	0.96	1.06
Inventory turnover	3.68	3.36	3.52	3.23	3.42

Force Sensors
Net revenues	$16,603	$17,180	$16,502	$15,502	$16,396
Gross profit margin	17.9%	21.5%	20.2%	22.5%	26.8%
End-of-period backlog	$14,600	$13,600	$13,300	$12,500	$13,000
Book-to-bill ratio	1.07	0.96	0.97	0.94	1.04
Inventory turnover	2.18	2.18	2.15	1.99	1.94

Weighing and Control
Systems
Net revenues	$11,440	$11,562	$12,621	$10,999	$16,713
Gross profit margin	40.0%	41.7%	40.9%	37.6%	45.8%
End-of-period backlog	$7,200	$7,600	$6,000	$6,800	$29,400
Book-to-bill ratio	1.03	1.05	0.85	0.99	0.94
Inventory turnover	4.17	3.93	4.37	4.00	3.29

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

Acquisition Strategy

We continue to focus on vertical product integration, using our foil strain gages in our force sensor products and incorporating our sensors and electronic measurement instrumentation and software into our weighing and control systems. Precision foil resistor products are also used in many of the control systems that we manufacture.

The acquisition of KELK is consistent with our acquisition strategy and provides growth in our Weighing and Control Systems segment, through expansion into the metals measurement processing market. We expect to continue to make strategic acquisitions, like the KELK acquisition, particularly where opportunities present themselves to grow our Force Sensors segment and our Weighing and Control Systems segment. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing operations and distribution channels.

Research and Development

Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. With the acquisition of KELK, we expect our research and development costs to increase. KELK employs a large group of research and development engineers and, shares in our philosophy of improving products, developing new innovations, and broadening the range of applications for existing products.

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

Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed on March 12, 2013.

In March 2013, we initiated a restructuring program at one of our Japanese subsidiaries. We recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013, which is comprised of employee termination costs, including severance and a statutory retirement allowance. The restructuring costs were incurred primarily in response to the declining business conditions in Japan. It is anticipated that the restructuring costs will be paid during the second quarter of 2013.

We are also presently executing plans to further reduce our costs by consolidating additional manufacturing operations with our expansion into India. These plans will require us to incur restructuring and severance costs in future periods. While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service, or our ability to further develop products and processes.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe, Canada, and certain locations in Asia using local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated condensed balance sheets have been translated at the rate of exchange as of the balance sheet dates. Translation adjustments do not impact the results of operations and are reported as a separate component of equity.

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated condensed statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency. For the fiscal quarter ended March 30, 2013, exchange rates negatively impacted net revenues by $0.5 million and positively impacted costs of products sold and selling, general, and administrative expenses by $0.3 million when compared to the comparable prior year period.

Critical Accounting Policies and Estimates

The following updates our critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2012.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. Goodwill is not amortized but rather tested for impairment at least annually. We will perform our annual impairment test as of the first day of the fiscal fourth quarter. These impairment tests must be performed more frequently if there are triggering events.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the revised guidance, when testing an indefinite-lived intangible asset for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not “more likely than not” impaired, the Company would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. We will perform our annual impairment test on the indefinite-lived intangible assets as of the first day of the fiscal fourth quarter.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Costs of products sold	63.1%	66.2%
Gross profit	36.9%	33.8%
Selling, general, and administrative expenses	31.0%	29.6%
Operating income	4.4%	4.2%
Income before taxes	3.4%	4.5%
Net earnings	2.3%	2.9%
Net earnings attributable to VPG stockholders	2.3%	2.9%
__________
Effective tax rate	31.5%	34.5%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Net revenues	$57,461	$55,844
Change versus comparable
prior year period	$1,617
Percentage change versus
prior year period	2.9%

Changes in net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-5.7%
Change in average selling prices	-0.3%
Foreign currency effects	-0.9%
Acquisitions	9.9%
Other	-0.1%
Net change	2.9%

During the fiscal quarter ended March 30, 2013, the improvement in revenues, as compared to the prior year period, was due to the acquisition of the KELK business, partially offset by sales volume decreases across all of our reportable segments.

Gross Profit and Margins

Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Gross margin percentage	36.9%	33.8%

The improvement in the gross margin percentage as compared to the prior year period was primarily due to the increase in volume from the acquisition of the KELK business in the Weighing and Control Systems segment. Operating efficiencies in our Force Sensors segment, resulting from the movement of production to our new facility in India, also contributed to the improved gross margin percentage.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Net revenues	$24,352	$27,801
Change versus comparable
prior year period	$(3,449)
Percentage change versus
prior year period	-12.4%

Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-9.9%
Change in average selling prices	-0.5%
Foreign currency effects	-2.2%
Other	0.2%
Net change	-12.4%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Gross margin percentage	37.6%	40.7%

The gross margin percentage decreased from the comparable prior year period largely due to reduction in volume and the impact of exchange rate fluctuations. Declining business conditions in Japan have negatively impacted this reporting segment.

Force Sensors

Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Net revenues	$16,396	$16,603
Change versus comparable
prior year period	$(207)
Percentage change versus
prior year period	-1.2%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-1.2%
Change in average selling prices	-0.2%
Foreign currency effects	0.0%
Other	0.2%
Net change	-1.2%

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	March 30, 2013	March 31, 2012
Gross margin percentage	26.8%	17.9%

The gross margin percentage improved from the comparable prior year period is due to improved operating efficiencies resulting from movement of production to our new facility in India and a positive impact from increasing inventories. Both variable and fixed costs have been reduced, thereby improving the gross margin percentage.

Weighing and Control Systems

Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Net revenues	$16,713	$11,440
Change versus comparable
prior year period	$5,273
Percentage change versus
prior year period	46.1%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	-3.4%
Change in average selling prices	-0.2%
Foreign currency effects	0.9%
Acquisitions	48.3%
Other	0.5%
Net change	46.1%

The acquisition of the KELK business is primarily responsible for the significant increase in revenues when compared to the prior year period. The decrease in volume, excluding KELK, is primarily attributable to the reduction in on-board weighing and process weighing revenues in Europe.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Gross margin percentage	45.8%	40.0%

The volume increase from the acquisition of the KELK business largely contributed to the improvement in the gross margin percentage from the comparable prior year period.

Additionally, excluding KELK, the gross margin percentage increased from the comparable prior year period mainly due to product mix and cost savings. A portion of our European on-board weighing business, where the volume decrease occurred, has relatively low margins compared to the other lines of business in this segment. Therefore, while overall volume was down, gross margins increased compared to the comparable prior year period.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012
Total SG&A expenses	$17,797	$16,516
as a percentage of net revenues	31.0%	29.6%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended March 30, 2013 increased $1.3 million as compared to the comparable prior year period, mainly due to the acquisition of the KELK business. SG&A expenses for KELK were $1.9 million for the fiscal quarter ended March 30, 2013. SG&A expenses, excluding KELK, were down $0.6 million from the prior year period due to lower lease and rent expense and lower travel expense. Additionally, a $0.2 million loss on sale of fixed assets was recorded in the fiscal quarter ended March 31, 2012, which did not reoccur in the fiscal quarter ended March 30, 2013.

Acquisition Costs

In connection with the acquisition of the KELK business in January 2013, we recorded $0.5 million of acquisition costs in our consolidated condensed statement of operations for the fiscal quarter ended March 30, 2013, which are comprised of the following (in thousands):

Fiscal quarter ended
March 30,
2013
Accounting and legal fees	$375
Appraisal fees	54
Other	58
$487

Restructuring Costs

Restructuring costs reflect the cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements of accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.

We recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013. These costs are comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of our subsidiaries in Japan. The restructuring and severance costs were incurred primarily in response to the declining business conditions in Japan. It is anticipated that the restructuring costs will be paid during the second quarter of 2013.

Other Income (Expense)

Total interest expense for the fiscal quarter ended March 30, 2013 increased $0.1 million when compared to the fiscal quarter ended March 31, 2012. This is primarily due to the new term loans, totaling $25.0 million, entered into in January 2013 in connection with the amended and restated credit agreement (see Financial Condition, Liquidity, and Capital Resources below). The term loans were originated in connection with the acquisition of the KELK business.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The change in foreign exchange gains during the period, as compared to the prior year period is largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations. Additionally, we have exposure to currency fluctuations with the Canadian dollar, in connection with the acquisition of the KELK business.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 30,	March 31,
	2013	2012	Change
Foreign exchange (loss) gain	$(386)	$36	$(422)
Interest income	73	193	(120)
Other	(63)	(27)	(36)
	$(376)	$202	$(578)

Income Taxes

For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended March 30, 2013 was 31.5% versus 34.5% for the fiscal quarter ended March 31, 2012. The primary change in the effective tax rate for both periods presented is the result of a shift in the geographic mix of pretax earnings. In addition, for the fiscal quarter ending March 31, 2012, there was an offset due to our inability to record a deferred tax benefit due to losses within Israel. As reported in VPG’s 2012 Annual Report on Form 10-K, we entered into a legal entity merger within Israel and were able to release the valuation allowance on previously unbenefited deferred tax assets.

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

Financial Condition, Liquidity, and Capital Resources

At December 31, 2012, we had a significant cash balance and limited third-party debt. This strategically positioned us for our acquisition of the KELK business in January 2013.

On January 31, 2013, we completed the acquisition of substantially all of the assets of the George Kelk Corporation for an aggregate purchase price of approximately $50.0 million (CDN) (50.0 million USD), subject to working capital and other adjustments. In connection with the acquisition, and to fund a portion of the purchase price, we entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”). Under the terms of the 2013 Credit Agreement, our multi-currency, secured credit facility was revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or its Canadian subsidiary (“VPG Canada”), and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans will be repaid in quarterly installments.

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

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. We were in compliance with these covenants at March 30, 2013. If we are not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at March 30, 2013 or December 31, 2012.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and is required to pay a quarterly fee of 0.35% per annum on the unused portion of the VAT Revolving Facility. The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $65.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.75 to 1.0. As of March 30, 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, VAT was not in compliance with the covenants relating to the tangible net worth to total assets ratio and minimum tangible shareholders’ equity. The Company has obtained a waiver from the Lender respecting such non-compliance. VAT was in compliance with all covenants at December 31, 2012. In the event of future covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes pursuant to agreements entered into in connection with our spin-off from Vishay Intertechnology. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of debt held by our Japanese subsidiary of approximately $1.2 million at March 30, 2013 and $1.4 million at December 31, 2012.

Our business has historically generated significant operating cash flow. This is evident in the fiscal quarter ended March 31, 2012, with cash generated from operations of $4.1 million. Our cash used in operating activities for the fiscal quarter ended March 30, 2013, however, was $1.4 million, which primarily resulted from increases in accounts receivable and prepaid expenses.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. It is anticipated that we will generate free cash by the end of 2013. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

The following table summarizes the components of net cash (debt) at March 30, 2013 and December 31, 2012 (in thousands):

	March 30,	December 31,
	2013	2012
Cash and cash equivalents	$64,690	$93,881

Third-party debt, including current and long-term:
Revolving credit facilities	-	-
Term loans	24,250	-
Third-party debt held by Japanese subsidiary	1,216	1,363
Exchangeable notes due 2102	9,958	9,958
Total third-party debt	35,424	11,321
Net cash	$29,266	$82,560

Measurements such as “free cash” and “net cash (debt)” do not have uniform definitions and are not recognized in accordance with U.S. GAAP. Such measures should not be viewed as alternatives to U.S. GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions, and that an analysis of “net cash (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.

Approximately 89% and 82% of our cash and cash equivalents balance at March 30, 2013 and December 31, 2012, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at March 30, 2013 and December 31, 2012:

	March 30,	December 31,
	2013	2012
Israel	32%	38%
United States	11%	18%
Asia	23%	17%
Europe	22%	16%
United Kingdom	8%	11%
Other	4%	0%
	100%	100%

Our financial condition as of March 30, 2013 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 5.8 to 1.0 at December 31, 2012. The decrease in the current ratio is primarily due to the cash outflow for the acquisition of KELK.

Cash paid for property and equipment for the fiscal quarter ended March 30, 2013 was $0.8 million as compared to $2.6 million in the comparable prior year period. Capital expenditures for the fiscal quarter ended March 30, 2013 are comprised of projects related to the normal maintenance of business. Capital expenditures for the fiscal quarter ended March 31, 2012 included carryover costs associated with several significant 2011 projects, including construction of our manufacturing facility in India and our new manufacturing line in the Foil Technology Products segment.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties or delays in completing acquisitions and integrating acquired companies, including KELK, the inability to realize anticipated synergies and expansion possibilities, difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of KELK on VPG’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Amended and Restated Credit Agreement, dated January 29, 2013, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC, JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2013).
10.2	Amended and Restated Security Agreement, dated January 29, 2013, by and among Vishay Precision Group, Inc., certain of its domestic subsidiaries, and JPMorgan Chase Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2013).
10.3	Lease Agreement, between George Kelk Corporation and Anndale Properties Limited (and its successors), dated January 30, 1996 and as amended as of January 17, 2011.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 30, 2013, furnished in XBRL (eXtensible Business Reporting Language).

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

Date: May 8, 2013