Form 10-Q
period 2013-06-29
Vishay Precision Group, Inc.
filed 2013-08-07
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 29, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-34679

VISHAY PRECISION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0986328
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

3 Great Valley Parkway, Suite 150
Malvern, PA 19355	484-321-5300
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 7, 2013, the registrant had 12,449,355 shares of its common stock and 1,025,176 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
June 29, 2013

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– June 29, 2013 (Unaudited) and December 31, 2012	3

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended June 29, 2013 and
		June 30, 2012	5

		Consolidated Condensed Statements of Operations
		(Unaudited) – Six Fiscal Months Ended June 29, 2013 and
		June 30, 2012	6

		Consolidated Condensed Statements of Comprehensive Income (Loss)
		(Unaudited) – Fiscal Quarters Ended June 29, 2013 and
		June 30, 2012	7

		Consolidated Condensed Statements of Comprehensive Income (Loss)
		(Unaudited) – Six Fiscal Months Ended June 29, 2013 and
		June 30, 2012	8

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Six Fiscal Months Ended June 29, 2013 and
		June 30, 2012	9

		Consolidated Condensed Statement of Equity (Unaudited)	10

		Notes to Unaudited Consolidated Condensed Financial Statements	11

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

	Item 4.	Controls and Procedures	44

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	45

	Item 1A.	Risk Factors	45

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

	Item 3.	Defaults Upon Senior Securities	45

	Item 4.	Mine Safety Disclosures	45

	Item 5.	Other Information	45

	Item 6.	Exhibits	46

		SIGNATURES	47

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	June 29,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,156	$93,881
Accounts receivable, net	37,773	28,766
Inventories:
Raw materials	15,915	14,204
Work in process	20,323	13,696
Finished goods	19,684	21,489
Inventories, net	55,922	49,389

Deferred income taxes	2,705	4,258
Prepaid expenses and other current assets	11,857	9,572
Total current assets	176,413	185,866

Property and equipment, at cost:
Land	1,939	2,023
Buildings and improvements	46,905	47,627
Machinery and equipment	73,525	75,783
Software	5,563	5,427
Construction in progress	1,200	1,788
Accumulated depreciation	(79,823)	(80,556)
Property and equipment, net	49,309	52,092

Goodwill	18,291	-

Intangible assets, net	24,285	8,009

Other assets	19,406	17,206
Total assets	$287,704	$263,173

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	June 29,	December 31,
	2013	2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,287	$9,190
Payroll and related expenses	13,654	12,831
Other accrued expenses	15,007	8,499
Income taxes	404	1,425
Current portion of long-term debt	3,647	167
Total current liabilities	41,999	32,112

Long-term debt, less current portion	30,936	11,154
Deferred income taxes	1,814	1,831
Other liabilities	7,431	7,433
Accrued pension and other postretirement costs	12,693	13,835
Total liabilities	94,873	66,365

Commitments and contingencies

Equity:
Common stock	1,237	1,235
Class B convertible common stock	103	103
Capital in excess of par value	182,787	181,938
Retained earnings	30,053	28,356
Accumulated other comprehensive income (loss)	(21,505)	(14,983)
Total Vishay Precision Group, Inc. stockholders' equity	192,675	196,649
Noncontrolling interests	156	159
Total equity	192,831	196,808
Total liabilities and equity	$287,704	$263,173

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	June 29,	June 30,
	2013	2012
Net revenues	$62,837	$55,332
Costs of products sold	41,277	35,481
Gross profit	21,560	19,851

Selling, general, and administrative expenses	18,565	15,761
Acquisition costs	208	-
Operating income	2,787	4,090

Other income (expense):
Interest expense	(298)	(69)
Other	(907)	108
Other income (expense) - net	(1,205)	39

Income before taxes	1,582	4,129

Income tax expense	292	1,125

Net earnings	1,290	3,004
Less: net (loss) earnings attributable to
noncontrolling interests	(20)	43
Net earnings attributable to VPG stockholders	$1,310	$2,961

Basic earnings per share attributable to VPG stockholders	$0.10	$0.22

Diluted earnings per share attributable to VPG stockholders	$0.09	$0.21

Weighted average shares outstanding - basic	13,392	13,366

Weighted average shares outstanding - diluted	13,947	13,882

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 29,	June 30,
	2013	2012
Net revenues	$120,298	$111,176
Costs of products sold	78,769	72,445
Gross profit	41,529	38,731

Selling, general, and administrative expenses	36,362	32,277
Acquisition costs	695	-
Restructuring costs	388	-
Operating income	4,084	6,454

Other income (expense):
Interest expense	(495)	(141)
Other	(1,283)	310
Other income (expense) - net	(1,778)	169

Income before taxes	2,306	6,623

Income tax expense	580	1,985

Net earnings	1,726	4,638
Less: net earnings attributable to
noncontrolling interests	29	54
Net earnings attributable to VPG stockholders	$1,697	$4,584

Basic earnings per share attributable to VPG stockholders	$0.13	$0.34

Diluted earnings per share attributable to VPG stockholders	$0.12	$0.33

Weighted average shares outstanding - basic	13,389	13,364

Weighted average shares outstanding - diluted	13,938	13,875

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	June 29,	June 30,
	2013	2012
Net earnings	$1,290	$3,004

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,539)	(2,916)
Pension and other postretirement actuarial items, net of tax	84	70
Other comprehensive loss	(3,455)	(2,846)

Comprehensive (loss) income	(2,165)	158

Less: comprehensive (loss) income attributable to noncontrolling interests	(20)	43

Comprehensive (loss) income attributable to VPG stockholders	$(2,145)	$115

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	June 29,	June 30,
	2013	2012
Net earnings	$1,726	$4,638

Other comprehensive income (loss):
Foreign currency translation adjustment	(6,801)	(1,903)
Pension and other postretirement actuarial items, net of tax	279	73
Other comprehensive loss	(6,522)	(1,830)

Comprehensive (loss) income	(4,796)	2,808

Less: comprehensive income attributable to noncontrolling interests	29	54

Comprehensive (loss) income attributable to VPG stockholders	$(4,825)	$2,754

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 29,	June 30,
	2013	2012
Operating activities
Net earnings	$1,726	$4,638
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	6,027	5,879
(Gain) loss on disposal of property and equipment	(6)	191
Share-based compensation expense	704	562
Inventory write-offs for obsolescence	531	681
Other	(861)	(841)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,448)	(51)
Inventories	3,780	(1,784)
Prepaid expenses and other current assets	(1,002)	(24)
Trade accounts payable	(593)	(1,512)
Other current liabilities	(1,906)	(1,569)
Net cash provided by operating activities	3,952	6,170

Investing activities
Capital expenditures	(1,810)	(4,188)
Proceeds from sale of property and equipment	42	156
Purchase of business	(48,919)	-
Net cash used in investing activities	(50,687)	(4,032)

Financing activities
Proceeds from long-term debt	25,000	-
Principal payments on long-term debt and capital leases	(1,576)	(90)
Debt issuance costs	(384)	-
Distributions to noncontrolling interests	(32)	(40)
Net cash provided by (used in) financing activities	23,008	(130)
Effect of exchange rate changes on cash and cash equivalents	(1,998)	(702)
(Decrease) increase in cash and cash equivalents	(25,725)	1,306

Cash and cash equivalents at beginning of period	93,881	80,828
Cash and cash equivalents at end of period	$68,156	$82,134

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts )

					Accumulated
		Class B	Capital in		Other	Total VPG Inc.
	Common	Convertible	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2012	$1,235	$103	$181,938	$28,356	$(14,983)	$196,649	$159	$196,808
Net earnings	-	-	-	1,697	-	1,697	29	1,726
Other comprehensive income (loss)	-	-	-	-	(6,522)	(6,522)	-	(6,522)
Share-based compensation expense	-	-	524	-	-	524	-	524
Restricted stock
issuances (21,069 shares)	2	-	325	-	-	327	-	327
Distributions to
noncontrolling interests	-	-	-	-	-	-	(32)	(32)
Balance at June 29, 2013	$1,237	$103	$182,787	$30,053	$(21,505)	$192,675	$156	$192,831

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013. The results of operations for the fiscal quarter and six fiscal months ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the revised guidance, when testing an indefinite-lived intangible asset for impairment, the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not “more likely than not” impaired, the Company would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. The adoption of the ASU had no effect on the Company's consolidated financial position, results of operations, or cash flows.

Note 1 – Basis of Presentation (continued)

Recent Accounting Pronouncements (continued)

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

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2013	$65
2014	129
2015	65
Thereafter	-

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2013	$19
2014	39
2015	19
Thereafter	-

Note 3 – Acquisition Activity

On December 18, 2012, the Company and its indirectly wholly owned subsidiary, Vishay Precision Group Canada ULC (“VPG Canada”), entered into an asset purchase agreement to acquire substantially all of the assets of the George Kelk Corporation (“KELK”), a privately held company based in Toronto, Canada. On January 31, 2013, the Company and VPG Canada completed the acquisition for an aggregate purchase price of approximately $49.0 million (CDN) ($49.0 million USD), subject to working capital and other adjustments. The acquisition was financed using a combination of cash on hand as well as borrowings under the Company’s amended and restated credit agreement (see Note 7). KELK engineers, designs and manufactures highly accurate electronic measurement and control equipment used by metals rolling mills and mining applications throughout the world. This acquisition expands the Company’s geographic and end market strength in the metals measurement processing market and adds new products to the Company’s Weighing and Control Systems reporting segment. For financial reporting purposes, the results of operations for this business have been included in the Weighing and Control Systems reporting segment beginning February 1, 2013. The amount of net revenues and net losses of KELK included in the consolidated condensed statements of operations were as follows (in thousands):

	Fiscal quarter ended June 29, 2013	Six fiscal months ended June 29, 2013
Net revenues	$10,499	$16,018
Net losses attributable to VPG stockholders	$(152)	$(956)

The following table summarizes the preliminary fair values assigned to the assets and liabilities as of the January 31, 2013 acquisition date. These amounts are determined based upon certain valuations and studies that have yet to be finalized, and accordingly, the assets acquired and liabilities assumed are subject to adjustment once the detailed analyses are finalized. The amounts presented have been updated from the first quarter of 2013, but remain preliminary (in thousands):

	As originally reported January 31, 2013	Adjustments	January 31, 2013
Working capital (1)	$4,300	$4,300	$8,600
Property and equipment	2,100	(200)	1,900
Intangible assets:
Patents and acquired technology	3,200	2,100	5,300
Non-competition agreements	100	100	200
Customer relationships	14,300	(2,100)	12,200
Trade names	1,600	-	1,600
Total intangible assets	19,200	100	19,300
Fair value of acquired identifiable assets	25,600	4,200	29,800

Purchase price	$50,000	$(1,000)	$49,000
Goodwill	$24,400	$(5,200)	$19,200

(1)	Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll and other accrued expenses.

The table above reflects adjustments to the preliminary purchase price allocation previously reported in the Form 10-Q at March 30, 2013. These adjustments have been retrospectively applied to the Company’s consolidated condensed balance sheet. An impact of these adjustments was an increase in the costs of products sold during the first quarter of 2013 of $1.2 million, and therefore the first quarter 2013 operating results have been recast to reflect these adjustments. The purchase price allocation for KELK continues to be evaluated. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments are likely to be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties, and rely heavily on estimates and assumptions. The finalization of the purchase accounting assessment will likely result in additional changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations.

Note 3 – Acquisition Activity (continued)

The change in the carrying amount of goodwill is as follows (in thousands):

Balance at January 1, 2013	$-
Goodwill acquired in the KELK acquisition	19,200
Foreign currency translation adjustment	(909)
Balance at June 29, 2013	$18,291

The preliminary weighted average useful lives for patents and acquired technology, non-competition agreements and customer relationships are 17, 5, and 21 years, respectively. Trade names are treated as indefinite-lived intangible assets. The Company will test trade names for impairment at least annually, in accordance with U.S. generally accepted accounting principles (“GAAP”).

Seventy-five percent of the goodwill associated with this transaction is deductible for income tax purposes. The Company will test the goodwill for impairments at least annually, in accordance with U.S. GAAP.

The Company recorded acquisition costs in its consolidated condensed statement of operations as follows (in thousands):

	Fiscal quarter ended June 29, 2013	Six fiscal months ended June 29, 2013
Accounting and legal fees	$178	$553
Appraisal fees	30	84
Other	-	58
	$208	$695

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2012 (in thousands, except per share amounts):

	Fiscal quarter ended	Six fiscal months ended
	June 30, 2012	June 29, 2013	June 30, 2012
Pro forma net revenues	$64,820	$123,768	$126,557

Pro forma net earnings attributable to VPG stockholders	$3,569	$1,776	$4,929

Pro forma basic earnings per share attributable to VPG stockholders	$0.27	$0.13	$0.37
Pro forma diluted earnings per share attributable to VPG stockholders	$0.26	$0.13	$0.36

The pro forma information presented for the six fiscal months ended June 29, 2013 includes an adjustment for acquisition costs. The pro forma information presented for the fiscal quarter and six fiscal months ended June 30, 2012 includes adjustments for interest expense that would have been incurred to finance the acquisition, the amortization of intangible assets, and fair market value adjustments associated with inventory and advance customer payments. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2012.

Note 4 –Intangible Assets

Intangible assets were as follows (in thousands):

	June 29, 2013	December 31, 2012
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$9,007	$4,104
Customer relationships	18,035	6,587
Trade names	1,862	1,998
Non-competition agreements	13,342	14,462
	42,246	27,151
Accumulated amortization:
Patents and acquired technology	(2,992)	(2,908)
Customer relationships	(5,085)	(4,736)
Trade names	(1,673)	(1,736)
Non-competition agreements	(9,736)	(9,762)
	(19,486)	(19,142)
Net intangible assets subject to amortization	22,760	8,009

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	1,525	-
	$24,285	$8,009

The increase in net intangible assets from December 31, 2012 is due to the acquisition of the KELK business on January 31, 2013. The Company has preliminarily allocated $17.7 million of the purchase price to definite-lived intangible assets and $1.6 million to indefinite-lived intangible assets. Amortization expense for the fiscal quarters ended June 29, 2013 and June 30, 2012 was $0.8 million and $0.8 million, respectively. Amortization expense for the six fiscal months ended June 29, 2013 and June 30, 2012 was $1.6 million and $1.5 million, respectively. The KELK intangible assets accounted for $0.2 million of amortization expense for the fiscal quarter ended June 29, 2013 and $0.4 million of amortization expense for the six fiscal months ended June 29, 2013.

Estimated annual amortization expense for the full year of 2013 and each of the next four years is as follows (in thousands):

2013	$3,050
2014	2,735
2015	2,408
2016	1,565
2017	1,570

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

The Company recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring costs were incurred primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during the second quarter of 2013.

Note 6 – Income Taxes

VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended June 29, 2013 was 18.5% versus 27.2% for the fiscal quarter ended June 30, 2012. The effective tax rate for the six fiscal months ended June 29, 2013 was 25.2% versus 30.0% for the six fiscal months ended June 30, 2012. The primary change in the effective tax rate for both periods presented is the result of a shift in the geographic mix of pretax earnings. For the fiscal quarter ending June 29, 2013, the Company recorded a net discrete tax benefit associated with uncertain tax position reversals and foreign exchange variations. In addition, for the fiscal quarter ending June 30, 2012, there was an offset due to the Company’s inability to record a deferred tax benefit due to losses within Israel. As reported in VPG’s 2012 Annual Report on Form 10-K, the Company entered into a legal entity merger within Israel and was able to release the valuation allowance on previously unbenefited deferred tax assets.

Income taxes for VPG for the fiscal quarters and six fiscal months ended June 29, 2013 and June 30, 2012, as presented in these consolidated condensed financial statements, are calculated on a separate tax return basis.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters and six fiscal months ended June 29, 2013 and June 30, 2012 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

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

Note 7 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 29, 2013	December 31, 2012
2013 credit agreement - revolving facility	$-	$-
2013 credit agreement - U.S. term facility	9,000	-
2013 credit agreement - Canadian term facility	14,500	-
U.S. credit facility - revolving debt (1)	-	-
Israeli credit facility - revolving debt (2)	-	-
Exchangeable unsecured notes, due 2102	9,958	9,958
Other debt	1,125	1,363
	34,583	11,321
Less: current portion	3,647	167
	$30,936	$11,154

(1)	Through December 31, 2012, multi-currency revolving facility with interest payable at agent's prime rate, the Federal Funds rate or LIBOR, adjusted by an interest rate margin of 0.00% to 2.75% per annum, depending on the Company's leverage ratio. This facility was amended and restated on January 29, 2013, as described below.

(2)	Multi-currency revolving facility with interest payable at LIBOR plus an interest rate margin of 2.15% per annum.

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

Note 7 – Long-Term Debt (continued)

2013 Credit Agreement (continued)

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company was in compliance with its financial maintenance covenants at June 29, 2013. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Israeli Credit Facility

Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at June 29, 2013 or December 31, 2012.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, is required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility.

The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. During the first quarter of 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, reported in the Company’s 2012 Annual Report on Form 10-K, VAT was not in compliance with the covenant for tangible net worth to total assets ratio and the covenant for minimum tangible shareholders’ equity. The Company obtained a waiver from the Lender respecting such non-compliance as of March 30, 2013. VAT renegotiated the covenants associated with this facility during the second quarter of 2013. The revised financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of June 29, 2013, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.

Credit Lines

In connection with the acquisition of the KELK business in January 2013, VPG Canada entered into an uncommitted $3.0 million line of credit with Royal Bank of Canada.

Note 7 – Long-Term Debt (continued)

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

Other Debt

Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 9 years at a zero percent interest rate.

Note 8 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at June 29, 2013 were (in thousands):

	Foreign Currency	Pension and Other Postretirement Benefit Plans	Total
Balance at January 1, 2013	$(11,044)	$(3,939)	$(14,983)
Foreign currency translation adjustment	(6,801)	-	(6,801)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	-	279	279
Net current period other comprehensive income (loss)	(6,801)	279	(6,522)
Balance at June 29, 2013	$(17,845)	$(3,660)	$(21,505)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).

Note 9 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Defined Benefit Plans

U.S. Pension Plan

The Vishay Precision Group Nonqualified Retirement Plan is a contributory pension plan and, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Within the trust, plan assets are invested in money market funds and company-owned life insurance policies. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated condensed balance sheets. The consolidated condensed balance sheets include assets held in trust related to the nonqualified pension plan of $1.5 million at June 29, 2013 and $1.8 million at December 31, 2012, and the related pension liabilities of $1.8 million and $1.8 million at June 29, 2013 and December 31, 2012, respectively.

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

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended June 29, 2013		Fiscal quarter ended June 30, 2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$111	$19	$115	$11
Interest cost	212	25	213	28
Expected return on plan assets	(149)	-	(147)	-
Amortization of actuarial losses	42	7	24	18
Net periodic benefit cost	$216	$51	$205	$57

	Six fiscal months ended June 29, 2013		Six fiscal months ended June 30, 2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$227	$37	$230	$22
Interest cost	428	49	425	56
Expected return on plan assets	(300)	-	(293)	-
Amortization of actuarial losses	85	14	48	36
Net periodic benefit cost	$440	$100	$410	$114

Note 9 – Pension and Other Postretirement Benefits (continued)

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At June 29, 2013 and December 31, 2012, the consolidated condensed balance sheets include $0.9 million and $0.9 million, respectively, within accrued pension and other postretirement costs related to these plans.

In the U.S., certain key employees participate in a nonqualified deferred compensation plan. The accompanying consolidated condensed balance sheets include a notional liability within other noncurrent liabilities related to these deferrals. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Within the trust, plan assets are invested in money market funds and company-owned life insurance policies. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated condensed balance sheets. The consolidated condensed balance sheets include assets held in trust related to the deferred compensation plan of $2.7 million at June 29, 2013 and $2.5 million at December 31, 2012, and the related notional liabilities of $3.3 million and $3.1 million at June 29, 2013 and December 31, 2012, respectively.

Note 10 – Share-Based Compensation

On May 21, 2013, the stockholders of the Company approved the Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”). The Plan provides for an increase of 500,000 in the number of shares of common stock available for issuance under the Plan, from 500,000 shares to an aggregate of 1,000,000 shares. Aside from the increase in the number of shares of common stock available for issuance thereunder, the Plan is substantially unchanged as a result of the amendment and restatement approved by the Company’s stockholders. At June 29, 2013, the Company had reserved 664,545 shares of common stock for future grant of equity awards pursuant to the Plan. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

The following table summarizes the Company’s stock option activity (number of options in thousands):

	2013
			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life (yrs)
Outstanding:
Balance at January 1, 2013	32	$18.03
Granted	-	-
Exercised	-	-
Expired	(5)	17.87
Balance at June 29, 2013	27	$18.06	3.34
Exercisable:
End of period	26	$18.41

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $15.14 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on June 29, 2013 is not material. No options were exercised during the fiscal quarter or six fiscal months ended June 29, 2013.

Note 10 – Share-Based Compensation (continued)

Restricted Stock Units

On January 16, 2013, VPG’s three executive officers were granted annual equity awards in the form of restricted stock units (“RSUs”), of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.8 million and were comprised of 63,262 RSUs, as determined using the average of the closing stock price of the last 5 trading days preceding January 1, 2013. Twenty-five percent of these awards will vest on January 1, 2016, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2016, subject to the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.

On May 21, 2013, the Board of Directors approved the issuance of an aggregate of 3,910 RSUs to the three independent board members and to the non-executive chairman of the Board, with a grant-date fair value of $0.1 million. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.

RSU activity for 2013 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2013	193	$15.98
Granted	67	13.07
Vested & issued	(23)	15.61
Balance at June 29, 2013	237	$15.20

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

Vesting Date	Number of RSUs
March 15, 2014	9
March 20, 2014	9
January 1, 2015	38
March 20, 2015	9
January 1, 2016	47

Note 10 – Share-Based Compensation (continued)

Share-Based Compensation Expense

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Stock options	$1	$3	$2	$5
Restricted stock units	192	176	386	353
Restricted stock units (performance-based)	176	144	316	204
Total	$369	$323	$704	$562

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

Note 11 – Segment Information (continued)

VPG evaluates reporting segment performance based on multiple performance measures including gross profits, revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring costs, acquisition costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG. The following table sets forth reporting segment information (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net third-party revenues:
Foil Technology Products	$24,523	$26,590	$48,875	$54,391
Force Sensors	16,092	17,180	32,488	33,783
Weighing & Control Systems	22,222	11,562	38,935	23,002
Total	$62,837	$55,332	$120,298	$111,176

Gross profit:
Foil Technology Products	$9,351	$11,333	$18,496	$22,661
Force Sensors	3,305	3,696	7,704	6,674
Weighing & Control Systems	8,904	4,822	15,329	9,396
Total	$21,560	$19,851	$41,529	$38,731

Reconciliation of segment operating income to
consolidated results:
Foil Technology Products	$5,247	$6,957	$10,014	$13,785
Force Sensors	1,028	1,506	3,257	2,081
Weighing & Control Systems	3,299	1,544	5,024	2,952
Unallocated G&A expenses	(6,579)	(5,917)	(13,128)	(12,364)
Acquisition costs	(208)	-	(695)	-
Restructuring costs	-	-	(388)	-
Consolidated condensed operating income	$2,787	$4,090	$4,084	$6,454

Acquisition costs:
Weighing & Control Systems	$(208)	$-	$(695)	$-

Restructuring costs:
Foil Technology Products	$-	$-	$(388)	$-

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.4 million and $0.3 million during the fiscal quarters ended June 29, 2013 and June 30, 2012, respectively, and $0.8 million and $0.7 million during the six fiscal months ended June 29, 2013 and June 30, 2012, respectively.

Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.6 million during each of the fiscal quarters ended June 29, 2013 and June 30, 2012, respectively, and $1.3 million during each of the six fiscal months ended June 29, 2013 and June 30, 2012, respectively.

Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.7 million during the fiscal quarters ended June 29, 2013 and June 30, 2012, respectively, and $0.6 million and $1.3 million during the six fiscal months ended June 29, 2013 and June 30, 2012, respectively.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,310	$2,961	$1,697	$4,584

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	5	8	10	17

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,315	$2,969	$1,707	$4,601

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,392	13,366	13,389	13,364

Effect of dilutive securities:
Exchangeable notes	441	441	441	441
Employee stock options	1	1	1	1
Restricted stock units	113	74	107	69
Dilutive potential common shares	555	516	549	511

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,947	13,882	13,938	13,875

Basic earnings per share attributable to VPG
stockholders	$0.10	$0.22	$0.13	$0.34

Diluted earnings per share attributable to VPG
stockholders	$0.09	$0.21	$0.12	$0.33

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Weighted average employee stock options	23	28	23	28
Weighted average warrants	-	630	-	630

The warrants expired on December 13, 2012. The warrants were antidilutive in the prior year through the expiration date.

Note 13 – Additional Financial Statement Information

The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Foreign exchange (loss) gain	$(803)	$(30)	$(1,189)	$6
Interest income	61	140	134	333
Other	(165)	(2)	(228)	(29)
	$(907)	$108	$(1,283)	$310

Other accrued expenses consist of the following (in thousands):

	June 29,	December 31,
	2013	2012
Accrued customer advances	$6,314	$846
Accrued commissions	1,627	299
Goods received, not yet invoiced	1,892	1,746
Accrued taxes, other than income taxes	1,990	2,048
Accrued professional fees	997	1,339
Other	2,187	2,221
	$15,007	$8,499

The increase in accrued customer advances and accrued commissions from December 31, 2012 is mainly due to the acquisition of the KELK business on January 31, 2013. Customer advance payments attributable to KELK at June 29, 2013 were $5.5 million. Customer advance payments represent amounts received from customers for sales, for which the earnings process has not yet been completed. Accrued commissions attributable to KELK at June 29, 2013 were $1.3 million.

Note 14 – Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Note 14 – Fair Value Measurements (continued)

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
June 29, 2013
Assets
Assets held in rabbi trusts	$4,261	$858	$3,403	$-

December 31, 2012
Assets
Assets held in rabbi trusts	$4,299	$1,102	$3,197	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at June 29, 2013 and December 31, 2012, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt at June 29, 2013 and December 31, 2012 is approximately $31.2 million and $7.5 million, respectively, compared to its carrying value of $34.6 million and $11.3 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

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

Net revenues for the fiscal quarter ended June 29, 2013 were $62.8 million versus $55.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended June 29, 2013 were $1.3 million, or $0.09 per diluted share, versus $3.0 million, or $0.21 per diluted share, for the comparable prior year period.

Net revenues for the six fiscal months ended June 29, 2013 were $120.3 million versus $111.2 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended June 29, 2013 were $1.7 million, or $0.12 per diluted share, versus $4.6 million, or $0.33 per diluted share, for the comparable prior year period.

The Company has recorded purchase accounting adjustments associated with the KELK acquisition for the six fiscal months ended June 29, 2013. An impact of these adjustments was an increase in the costs of products sold of $1.2 million during the first quarter of 2013, therefore, the first quarter 2013 operating results have been recast to reflect these adjustments. The recast net earnings attributable to VPG stockholders for the fiscal quarter ended March 30, 2013 were $0.4 million, or $0.03 per diluted share.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the second quarter of 2012 and through the second quarter of 2013. The 1st quarter 2013 balances presented below have been recast to reflect the fair market value adjustments associated with inventory and advance customer payments, recorded in connection with the KELK acquisition preliminary valuation (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2012	2012	2012	2013	2013
				(recast)
Net revenues	$55,332	$55,430	$51,010	$57,461	$62,837
Gross profit margin	35.9%	33.8%	34.4%	34.8%	34.3%
End-of-period backlog	$43,600	$40,100	$38,900	$63,100	$59,400
Book-to-bill ratio	1.02	0.92	0.96	1.02	0.98
Inventory turnover	2.85	2.96	2.73	2.79	2.87

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Revenues were flat from the second quarter of 2012 through the third quarter of 2012. Revenues decreased in the fourth quarter of 2012 mainly due to volume decreases across all product lines and regions. There was also a slight decline in orders, primarily in the Americas and Asia, in the fourth quarter of 2012 versus the third quarter of 2012. Revenues improved in the first quarter of 2013, with two months of KELK’s activity accounting for $5.5 million of the increase and the remaining $0.9 million increase came from the Force Sensors segment, where volume increased over the prior quarter. Revenues improved from the first to the second quarter of 2013 due to three months of the revenues from KELK, or $10.5 million.

Gross profit margins from the second quarter of 2012 through the fourth quarter of 2012 fluctuated with improved manufacturing efficiencies, particularly in our Force Sensors segment and economic challenges in our Foil Technology Products segment, where temporary plant shutdowns in two of our subsidiaries led to lower volume and labor inefficiencies during the third quarter of 2012.

The gross profit margin has remained flat since the fourth quarter of 2012. Improved gross profit margins in the Weighing and Control Systems segment, due to the KELK acquisition, have been offset by the decreased gross profit margins in the Foil Technology Products and Force Sensors segments. Additionally, the gross profit margin for the first and second quarter of 2013 for the Weighing and Control Systems segment was impacted by the KELK acquisition purchase accounting adjustments. Without these adjustments, the gross margin percentages would have been 36.9% for the first quarter of 2013 and 37.9% for the second quarter of 2013. The Foil Technology Products segment was impacted by lower demand in Japan, while the Force Sensors segment has been impacted by lower volume in the second quarter of 2013.

Backlog increased from $38,900 in the fourth quarter of 2012 to $59,400 in the second quarter of 2013 and was mainly due to the KELK acquisition. KELK’s business has a significant amount of firm commitments and orders within the next six to twelve months, and therefore accounts for the majority of the increase in backlog from the fourth quarter of 2012 through the second quarter of 2013.

Our book-to-bill ratio was 0.98 in the second quarter of 2013 compared to 1.02 in the second quarter of 2012 and 1.02 in the first quarter of 2013. Excluding the effect of the KELK business, the book-to-bill ratio has remained constant at 1.04 for the first and second quarters of 2013. We believe excluding KELK from this ratio is appropriate, as KELK operates with long cycle times of approximately six to nine months from order to delivery.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the second quarter of 2012 and through the second quarter of 2013. The first quarter 2013 balances for the Weighing and Control Systems segment presented below have been recast to reflect the fair market value adjustments associated with inventory and advance customer payments, recorded in connection with the KELK acquisition preliminary valuation (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2012	2012	2012	2013	2013
				(recast)
Foil Technology Products
Net revenues	$26,590	$26,307	$24,509	$24,352	$24,523
Gross profit margin	42.6%	38.9%	40.6%	37.6%	38.1%
End-of-period backlog	$22,400	$20,800	$19,600	$20,700	$21,600
Book-to-bill ratio	1.04	0.93	0.96	1.06	1.05
Inventory turnover	3.36	3.52	3.23	3.42	3.52

Force Sensors
Net revenues	$17,180	$16,502	$15,502	$16,396	$16,092
Gross profit margin	21.5%	20.2%	22.5%	26.8%	20.5%
End-of-period backlog	$13,600	$13,300	$12,500	$13,000	$13,600
Book-to-bill ratio	0.96	0.97	0.94	1.04	1.04
Inventory turnover	2.18	2.15	1.99	1.94	1.99

Weighing and Control Systems
Net revenues	$11,562	$12,621	$10,999	$16,713	$22,222
Gross profit margin	41.7%	40.9%	37.6%	38.4%	40.1%
End-of-period backlog	$7,600	$6,000	$6,800	$29,400	$24,200
Book-to-bill ratio	1.05	0.85	0.99	0.94	0.87
Inventory turnover	3.93	4.37	4.00	3.64	3.65

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

The acquisition of KELK is consistent with our acquisition strategy and provides growth in our Weighing and Control Systems segment through expansion into the metals measurement processing market. We expect to continue to make strategic acquisitions, like the KELK acquisition, particularly where opportunities present themselves to grow our Force Sensors segment and our Weighing and Control Systems segment. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing operations and distribution channels.

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

Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed on March 12, 2013.

In March 2013, we initiated a restructuring program at one of our Japanese subsidiaries. We recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013, which were comprised of employee termination costs, including severance and a statutory retirement allowance. The restructuring costs were incurred primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during the second quarter of 2013.

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

Foreign Subsidiaries which use the Local Currency as the Functional Currency

We finance our operations in Europe, Canada, and certain locations in Asia using local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated condensed balance sheets have been translated at the rate of exchange as of the balance sheet dates. Translation adjustments do not impact the results of operations and are reported as a separate component of equity. The change in the foreign currency translation adjustment is reported on the consolidated condensed statements of comprehensive income (loss) for the periods presented.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency. For the fiscal quarter ended June 29, 2013, exchange rates negatively impacted net revenues by $0.7 million and positively impacted costs of products sold and selling, general, and administrative expenses by $0.3 million when compared to the comparable prior year period. For the six fiscal months ended June 29, 2013, exchange rates negatively impacted net revenues by $1.5 million and positively impacted costs of products sold and selling, general, and administrative expenses by $0.5 million when compared to the comparable prior year period.

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

Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis (an income approach) and a comparable companies market multiple approach.

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

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Costs of products sold	65.7%	64.1%	65.5%	65.2%
Gross profit	34.3%	35.9%	34.5%	34.8%
Selling, general, and administrative expenses	29.5%	28.5%	30.2%	29.0%
Operating income	4.4%	7.4%	3.4%	5.8%
Income before taxes	2.5%	7.5%	1.9%	6.0%
Net earnings	2.1%	5.4%	1.4%	4.2%
Net earnings attributable to VPG stockholders	2.1%	5.4%	1.4%	4.1%
__________
Effective tax rate	18.5%	27.2%	25.2%	30.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net revenues	$62,837	$55,332	$120,298	$111,176
Change versus comparable
prior year period	$7,505		$9,122
Percentage change versus
prior year period	13.6%		8.2%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-3.7%	-4.7%
Change in average selling prices	0.2%	0.0%
Foreign currency effects	-1.8%	-1.3%
Acquisitions	19.0%	14.4%
Other	-0.1%	-0.2%
Net change	13.6%	8.2%

During the fiscal quarter and six fiscal months ended June 29, 2013, the improvement in revenues, as compared to the prior year period, was due to the acquisition of the KELK business, partially offset by sales volume decreases across all of our reportable segments.

Gross Profit and Margins

Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Gross margin percentage	34.3%	35.9%	34.5%	34.8%

The gross margin percentage for the fiscal quarter and six fiscal months ended June 29, 2013, respectively, decreased compared to the comparable prior year periods mainly due to the KELK acquisition purchase accounting adjustments. These adjustments increased costs of products sold by $2.3 million and $3.5 million for the fiscal quarter and six fiscal months ended June 29, 2013, respectively. Without these adjustments, the gross margin percentage would have been 37.9% and 37.4% for the fiscal quarter and six fiscal months ended June 29, 2013, respectively.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net revenues	$24,523	$26,590	$48,875	$54,391
Change versus comparable
prior year period	$(2,067)		$(5,516)
Percentage change versus
prior year period	-7.8%		-10.1%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-4.0%	-7.0%
Change in average selling prices	-0.4%	-0.5%
Foreign currency effects	-3.8%	-2.9%
Other	0.4%	0.3%
Net change	-7.8%	-10.1%

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Gross margin percentage	38.1%	42.6%	37.8%	41.7%

The gross margin percentage for the fiscal quarter ended June 29, 2013 decreased from the comparable prior year period largely due to a reduction in volume and the impact of exchange rate fluctuations. Declining business conditions in Japan have negatively impacted this reporting segment.

The gross margin percentage for the six fiscal months ended June 29, 2013 decreased over the comparable prior year period mainly due to a reduction in volume.

Force Sensors

Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net revenues	$16,092	$17,180	$32,488	$33,783
Change versus comparable
prior year period	$(1,088)		$(1,295)
Percentage change versus
prior year period	-6.3%		-3.8%

Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-7.2%	-4.3%
Change in average selling prices	0.9%	0.4%
Foreign currency effects	0.0%	0.0%
Other	0.0%	0.1%
Net change	-6.3%	-3.8%

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Gross margin percentage	20.5%	21.5%	23.7%	19.8%

The gross margin percentage for the fiscal quarter ended June 29, 2013 was down slightly from the comparable prior year period mainly due to the decrease in volume.

The gross margin percentage for the six fiscal months ended June 29, 2013 improved from the comparable prior year period. The volume decrease was offset by improved operating efficiencies resulting from movement of production to our new facility in India and a positive impact from increasing inventories. Both variable and fixed costs have been reduced as compared to the prior year, thereby improving the gross margin percentage.

Weighing and Control Systems

Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net revenues	$22,222	$11,562	$38,935	$23,002
Change versus comparable
prior year period	$10,660		$15,933
Percentage change versus
prior year period	92.2%		69.3%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	0.2%	-1.6%
Change in average selling prices	0.6%	0.2%
Foreign currency effects	0.0%	0.4%
Acquisitions	90.8%	69.6%
Other	0.6%	0.7%
Net change	92.2%	69.3%

The acquisition of the KELK business is primarily responsible for the significant increase in revenues for the fiscal quarter and six fiscal months ended June 29, 2013, when compared to the prior year periods.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Gross margin percentage	40.1%	41.7%	39.4%	40.8%

The gross margin percentage for the fiscal quarter and six fiscal months ended June 29, 2013, respectively, decreased compared to the comparable prior year periods mainly due to the KELK acquisition purchase accounting adjustments. These adjustments increased costs of products sold by $2.3 million and $3.5 million for the fiscal quarter and six fiscal months ended June 29, 2013, respectively. Without these adjustments, the gross margin percentage would have been 50.2% and 48.4% for the fiscal quarter and six fiscal months ended June 29, 2013, respectively.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Total SG&A expenses	$18,565	$15,761	$36,362	$32,277
as a percentage of net revenues	29.5%	28.5%	30.2%	29.0%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended June 29, 2013 increased $2.8 million as compared to the comparable prior year period, mainly due to the acquisition of the KELK business. SG&A expenses for KELK were $3.1 million for the fiscal quarter ended June 29, 2013. SG&A expenses, excluding KELK, were down $0.3 million from the prior year period due to lower travel and bonus expense.

SG&A expenses for the six fiscal months ended June 29, 2013 increased $4.1 million as compared to the comparable prior year period, mainly due to the acquisition of the KELK business. SG&A expenses for KELK were $5.0 million for the six fiscal months ended June 29, 2013. SG&A expenses, excluding KELK, were down $0.9 million from the prior year period due to lower lease and rent expense, lower travel expense and positive foreign exchange rate impacts. Additionally, a $0.2 million loss on sale of fixed assets was recorded in the six fiscal months ended June 30, 2012, which did not recur in the fiscal quarter ended June 29, 2013.

Acquisition Costs

In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated condensed statements of operations for the fiscal quarter and six fiscal months ended June 29, 2013, respectively, as follows (in thousands):

	Fiscal quarter	Six fiscal months
	ended	ended
	June 29,	June 29,
	2013	2013
Accounting and legal fees	$178	$553
Appraisal fees	30	84
Other	-	58
	$208	$695

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

We recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring costs were incurred primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during the second quarter of 2013.

Other Income (Expense)

Total interest expense for the fiscal quarter and six fiscal months ended June 29, 2013 increased $0.2 million and $0.4 million, respectively, when compared to comparable prior year periods. This is primarily due to the new term loans, totaling $25.0 million, entered into in January 2013 in connection with the amended and restated credit agreement (see Financial Condition, Liquidity, and Capital Resources below). The term loans were originated in connection with the acquisition of the KELK business.

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates with, among other things, the revaluation of balance sheet accounts. The change in foreign exchange (loss) gains during the period, as compared to the prior year period is largely due to exposure to currency fluctuations with the Canadian dollar, in connection with the acquisition of the KELK business.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	June 29,	June 30,
	2013	2012	Change
Foreign exchange loss	$(803)	$(30)	$(773)
Interest income	61	140	(79)
Other	(165)	(2)	(163)
	$(907)	$108	$(1,015)

	Six fiscal months ended
	June 29,	June 30,
	2013	2012	Change
Foreign exchange (loss) gain	$(1,189)	$6	$(1,195)
Interest income	134	333	(199)
Other	(228)	(29)	(199)
	$(1,283)	$310	$(1,593)

Income Taxes

For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended June 29, 2013 was 18.5% versus 27.2% for the fiscal quarter ended June 30, 2012. The effective tax rate for the six fiscal months ended June 29, 2013 was 25.2% versus 30.0% for the six fiscal months ended June 30, 2012. The primary change in the effective tax rate for both periods presented is the result of a shift in the geographic mix of pretax earnings. For the fiscal quarter ending June 29, 2013, we recorded a net discrete tax benefit associated with uncertain tax position reversals and foreign exchange variations. In addition, for the fiscal quarter ending June 30, 2012, there was an offset due to our inability to record a deferred tax benefit due to losses within Israel. As reported in VPG’s 2012 Annual Report on Form 10-K, we entered into a legal entity merger within Israel and were able to release the valuation allowance on previously unbenefited deferred tax assets.

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

On January 31, 2013, we completed the acquisition of substantially all of the assets of the George Kelk Corporation for an aggregate purchase price of approximately $49.0 million (CDN) (49.0 million USD), subject to working capital and other adjustments. In connection with the acquisition, and to fund a portion of the purchase price, we entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”). Under the terms of the 2013 Credit Agreement, our multi-currency, secured credit facility was revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or its Canadian subsidiary (“VPG Canada”), and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans will be repaid in quarterly installments.

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

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. We were in compliance with these covenants at June 29, 2013. If we are not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at June 29, 2013 or December 31, 2012.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, is required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility.

The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. During the first quarter of 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, reported in the Company’s 2012 Annual Report on Form 10-K, VAT was not in compliance with the covenant for tangible net worth to total assets ratio and the covenant for minimum tangible shareholders’ equity. The Company obtained a waiver from the Lender respecting such non-compliance as of March 30, 2013. VAT renegotiated the covenants associated with this facility during the second quarter of 2013. The revised financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of June 29, 2013, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes pursuant to agreements entered into in connection with our spin-off from Vishay Intertechnology. The maturity date of these notes is December 13, 2102.

Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $1.1 million at June 29, 2013 and $1.4 million at December 31, 2012.

Our business has historically generated significant operating cash flow. Our cash from operating activities for the six months ended June 29, 2013 was $4.0 million, compared to $6.2 million for the comparable prior year period.

We refer to the amount of cash generated from operations in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. For the six months ended June 29, 2013, we generated free cash of $2.2 million and believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

The following table summarizes the components of net cash (debt) at June 29, 2013 and December 31, 2012 (in thousands):

	June 29,	December 31,
	2013	2012
Cash and cash equivalents	$68,156	$93,881

Third-party debt, including current and long-term:
Revolving credit facilities	-	-
Term loans	23,500	-
Third-party debt held by Japanese subsidiary	1,125	1,363
Exchangeable notes due 2102	9,958	9,958
Total third-party debt	34,583	11,321
Net cash	$33,573	$82,560

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

Approximately 91% and 82% of our cash and cash equivalents balance at June 29, 2013 and December 31, 2012, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at June 29, 2013 and December 31, 2012:

	June 29,	December 31,
	2013	2012
Israel	36%	38%
Asia	22%	17%
Europe	21%	16%
United States	9%	18%
United Kingdom	8%	11%
Other	4%	0%
	100%	100%

Our financial condition as of June 29, 2013 remains strong, with a current ratio (current assets to current liabilities) of 4.2 to 1.0, as compared to a ratio of 5.8 to 1.0 at December 31, 2012. The decrease in the current ratio is primarily due to the cash outflow for the acquisition of KELK.

Cash paid for property and equipment for the six fiscal months ended June 29, 2013 was $1.8 million as compared to $4.2 million in the comparable prior year period. Capital expenditures for the six fiscal months ended June 29, 2013 are comprised of projects related to the normal maintenance of business. Capital expenditures for the fiscal quarter ended June 30, 2012 included carryover costs associated with several significant 2011 projects, including construction of our manufacturing facility in India and our new manufacturing line in the Foil Technology Products segment.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter ended June 29, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting. Management is currently evaluating the impact of KELK on VPG’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Vishay Precision Group, Inc. 2010 Stock Incentive Program, as Amended and Restated Effective May 21, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2013).
10.2	Amendment No. 1, dated June 27, 2013, to the Credit Agreement, dated November 30, 2011, by and between Vishay Advanced Technologies Ltd. and HSBC Bank, plc, Tel Aviv Branch.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2013, furnished in XBRL (eXtensible Business Reporting Language).
____________________

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

Date: August 7, 2013