Form 10-Q
period 2013-09-28
Vishay Precision Group, Inc.
filed 2013-11-06
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 28, 2013

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

As of November 6, 2013, the registrant had 12,709,042 shares of its common stock and 1,025,176 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 28, 2013

CONTENTS

			Page
			Number
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets
		– September 28, 2013 (Unaudited) and December 31, 2012	3

		Consolidated Condensed Statements of Operations
		(Unaudited) – Fiscal Quarters Ended September 28, 2013 and
		September 29, 2012	5

		Consolidated Condensed Statements of Operations
		(Unaudited) – Nine Fiscal Months Ended September 28, 2013 and
		September 29, 2012	6

		Consolidated Condensed Statements of Comprehensive Income (Loss)
		(Unaudited) – Fiscal Quarters Ended September 28, 2013 and
		September 29, 2012	7

		Consolidated Condensed Statements of Comprehensive Income (Loss)
		(Unaudited) – Nine Fiscal Months Ended September 28, 2013 and
		September 29, 2012	8

		Consolidated Condensed Statements of Cash Flows
		(Unaudited) – Nine Fiscal Months Ended September 28, 2013 and
		September 29, 2012	9

		Consolidated Condensed Statement of Equity (Unaudited)	10

		Notes to Unaudited Consolidated Condensed Financial Statements	11

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	43

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 3.	Defaults Upon Senior Securities	44

	Item 4.	Mine Safety Disclosures	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	45

		SIGNATURES	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets
(In thousands)

	September 28,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,273	$93,881
Accounts receivable, net	37,030	28,766
Inventories:
Raw materials	15,847	14,204
Work in process	19,655	13,696
Finished goods	19,398	21,489
Inventories, net	54,900	49,389

Deferred income taxes	3,992	4,258
Prepaid expenses and other current assets	13,861	9,572
Total current assets	178,056	185,866

Property and equipment, at cost:
Land	1,979	2,023
Buildings and improvements	47,371	47,627
Machinery and equipment	74,360	75,783
Software	5,779	5,427
Construction in progress	1,666	1,788
Accumulated depreciation	(81,913)	(80,556)
Property and equipment, net	49,242	52,092

Goodwill	18,472	-

Intangible assets, net	23,827	8,009

Other assets	19,245	17,206
Total assets	$288,842	$263,173

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Balance Sheets (continued)
(In thousands)

	September 28,	December 31,
	2013	2012
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,501	$9,190
Payroll and related expenses	13,338	12,831
Other accrued expenses	15,650	8,499
Income taxes	7	1,425
Current portion of long-term debt	3,896	167
Total current liabilities	41,392	32,112

Long-term debt, less current portion	24,029	11,154
Deferred income taxes	1,183	1,831
Other liabilities	7,707	7,433
Accrued pension and other postretirement costs	12,734	13,835
Total liabilities	87,045	66,365

Commitments and contingencies

Equity:
Common stock	1,271	1,235
Class B convertible common stock	103	103
Capital in excess of par value	188,640	181,938
Retained earnings	31,519	28,356
Accumulated other comprehensive income (loss)	(19,849)	(14,983)
Total Vishay Precision Group, Inc. stockholders' equity	201,684	196,649
Noncontrolling interests	113	159
Total equity	201,797	196,808
Total liabilities and equity	$288,842	$263,173

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 28,	September 29,
	2013	2012
Net revenues	$57,729	$55,430
Costs of products sold	38,486	36,691
Gross profit	19,243	18,739

Selling, general, and administrative expenses	18,485	15,646
Acquisition costs	57	-
Restructuring costs	99	-
Operating income	602	3,093

Other income (expense):
Interest expense	(276)	(75)
Other	210	(295)
Other income (expense) - net	(66)	(370)

Income before taxes	536	2,723

Income tax (benefit) expense	(919)	811

Net earnings	1,455	1,912
Less: net loss attributable to
noncontrolling interests	(11)	(30)
Net earnings attributable to VPG stockholders	$1,466	$1,942

Basic earnings per share attributable to VPG stockholders	$0.11	$0.15

Diluted earnings per share attributable to VPG stockholders	$0.11	$0.14

Weighted average shares outstanding - basic	13,734	13,371

Weighted average shares outstanding - diluted	13,944	13,893

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 28,	September 29,
	2013	2012
Net revenues	$178,027	$166,606
Costs of products sold	117,255	109,136
Gross profit	60,772	57,470

Selling, general, and administrative expenses	54,847	47,923
Acquisition costs	752	-
Restructuring costs	487	-
Operating income	4,686	9,547

Other income (expense):
Interest expense	(771)	(216)
Other	(1,073)	15
Other income (expense) - net	(1,844)	(201)

Income before taxes	2,842	9,346

Income tax (benefit) expense	(339)	2,796

Net earnings	3,181	6,550
Less: net earnings attributable to
noncontrolling interests	18	24
Net earnings attributable to VPG stockholders	$3,163	$6,526

Basic earnings per share attributable to VPG stockholders	$0.23	$0.49

Diluted earnings per share attributable to VPG stockholders	$0.23	$0.47

Weighted average shares outstanding - basic	13,504	13,366

Weighted average shares outstanding - diluted	13,940	13,881

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 28,	September 29,
	2013	2012
Net earnings	$1,455	$1,912

Other comprehensive income (loss):
Foreign currency translation adjustment	1,715	3,505
Pension and other postretirement actuarial items, net of tax	(59)	(55)
Other comprehensive income	1,656	3,450

Comprehensive income	3,111	5,362

Less: comprehensive loss attributable to noncontrolling interests	(11)	(30)

Comprehensive income attributable to VPG stockholders	$3,122	$5,392

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28,	September 29,
	2013	2012
Net earnings	$3,181	$6,550

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,086)	1,603
Pension and other postretirement actuarial items, net of tax	220	18
Other comprehensive (loss) income	(4,866)	1,621

Comprehensive (loss) income	(1,685)	8,171

Less: comprehensive income attributable to noncontrolling interests	18	24

Comprehensive (loss) income attributable to VPG stockholders	$(1,703)	$8,147

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28,	September 29,
	2013	2012
Operating activities
Net earnings	$3,181	$6,550
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	9,016	8,727
(Gain) loss on disposal of property and equipment	(27)	219
Share-based compensation expense	929	866
Inventory write-offs for obsolescence	901	996
Other	(3,214)	(537)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,031)	991
Inventories	4,909	(945)
Prepaid expenses and other current assets	(2,997)	(1,126)
Trade accounts payable	(1,504)	(1,345)
Other current liabilities	(2,013)	(878)
Net cash provided by operating activities	6,150	13,518

Investing activities
Capital expenditures	(3,910)	(5,805)
Proceeds from sale of property and equipment	76	271
Purchase of business	(48,919)	-
Net cash used in investing activities	(52,753)	(5,534)

Financing activities
Proceeds from long-term debt	25,000	-
Principal payments on long-term debt and capital leases	(2,362)	(136)
Debt issuance costs	(384)	-
Distributions to noncontrolling interests	(64)	(50)
Net cash provided by (used in) financing activities	22,190	(186)
Effect of exchange rate changes on cash and cash equivalents	(1,195)	624
(Decrease) increase in cash and cash equivalents	(25,608)	8,422

Cash and cash equivalents at beginning of period	93,881	80,828
Cash and cash equivalents at end of period	$68,273	$89,250

Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$5,861	$-

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts )

					Accumulated
		Class B	Capital in		Other	Total VPG Inc.
	Common	Convertible	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2012	$1,235	$103	$181,938	$28,356	$(14,983)	$196,649	$159	$196,808
Net earnings	-	-	-	3,163	-	3,163	18	3,181
Other comprehensive income (loss)	-	-	-	-	(4,866)	(4,866)	-	(4,866)
Share-based compensation expense	-	-	619	-	-	619	-	619
Restricted stock
issuances (103,633 shares)	10	-	248	-	-	258	-	258
Common stock issuance from
conversion of exchangeable
notes (259,687 shares)	26	-	5,835	-	-	5,861	-	5,861
Distributions to
noncontrolling interests	-	-	-	-	-	-	(64)	(64)
Balance at September 28, 2013	$1,271	$103	$188,640	$31,519	$(19,849)	$201,684	$113	$201,797

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 12, 2013. The results of operations for the fiscal quarter and nine fiscal months ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Lease Agreements

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.

Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

Remainder of 2013	$32
2014	129
2015	65
Thereafter	-

Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

Remainder of 2013	$9
2014	39
2015	19
Thereafter	-

Note 3 – Acquisition Activity

On December 18, 2012, the Company and its indirectly wholly owned subsidiary, Vishay Precision Group Canada ULC (“VPG Canada”), entered into an asset purchase agreement to acquire substantially all of the assets of the George Kelk Corporation (“KELK”), a privately held company based in Toronto, Canada. On January 31, 2013, the Company and VPG Canada completed the acquisition for an aggregate purchase price of approximately $49.0 million (CDN) ($49.0 million USD), subject to working capital and other adjustments. The acquisition was financed using a combination of cash on hand as well as borrowings under the Company’s amended and restated credit agreement (see Note 7). KELK engineers, designs and manufactures highly accurate electronic measurement and control equipment used by metals rolling mills and mining applications throughout the world. This acquisition expands the Company’s geographic and end market strength in the metals measurement processing market and adds new products to the Company’s Weighing and Control Systems reporting segment. For financial reporting purposes, the results of operations for this business have been included in the Weighing and Control Systems reporting segment beginning February 1, 2013. The amount of net revenues and net losses of VPG Canada included in the consolidated condensed statements of operations were as follows (in thousands):

	Fiscal quarter ended September 28, 2013	Nine fiscal months ended September 28, 2013
Net revenues	$8,196	$24,214
Net earnings (loss) attributable to VPG stockholders (1)	$386	$(684)

(1)	The net earnings (loss) attributable to VPG stockholders includes the effect of purchase accounting adjustments, acquisition costs, restructuring costs, and intercompany interest expense.

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

	As originally reported
	January 31, 2013	Adjustments	January 31, 2013
Working capital (1)	$4,300	$4,300	$8,600
Property and equipment	2,100	-	2,100
Intangible assets:
Patents and acquired technology	3,200	2,100	5,300
Non-competition agreements	100	100	200
Customer relationships	14,300	(2,100)	12,200
Trade names	1,600	-	1,600
Total intangible assets	19,200	100	19,300
Fair value of acquired identifiable assets	25,600	4,400	30,000
Purchase price	$50,000	$(1,000)	$49,000
Goodwill	$24,400	$(5,400)	$19,000

(1)	Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll and other accrued expenses.

The table above reflects adjustments to the preliminary purchase price allocation as originally reported in the Form 10-Q at March 30, 2013. These adjustments were retrospectively applied to the Company’s consolidated condensed balance sheet. During the second quarter of 2013, the Company recast its first quarter operating results to reflect these adjustments. The impact was an increase in the costs of products sold during the first quarter of $1.2 million.

Note 3 – Acquisition Activity (continued)

The purchase price allocation for KELK continues to be evaluated. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties, and rely heavily on estimates and assumptions. The finalization of the purchase accounting assessment may result in additional changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations.

The change in the carrying amount of goodwill is as follows (in thousands):

Balance at January 1, 2013	$-
Goodwill acquired in the KELK acquisition	19,000
Foreign currency translation adjustment	(528)
Balance at September 28, 2013	$18,472

The preliminary weighted average useful lives for patents and acquired technology, non-competition agreements and customer relationships are 17, 5, and 18 years, respectively. Trade names are treated as indefinite-lived intangible assets. The Company will test trade names for impairment at least annually, in accordance with U.S. generally accepted accounting principles (“GAAP”).

Seventy-five percent of the goodwill associated with this transaction is deductible for income tax purposes. The Company will test the goodwill for impairment at least annually, in accordance with U.S. GAAP.

The Company recorded acquisition costs in its consolidated condensed statement of operations as follows (in thousands):

	Fiscal quarter ended September 28, 2013	Nine fiscal months ended September 28, 2013
Accounting and legal fees	$57	$610
Appraisal fees	-	84
Other	-	58
	$57	$752

The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2012 (in thousands, except per share amounts):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Pro forma net revenues	$57,729	$62,216	$181,578	$188,783

Pro forma net earnings attributable to VPG
stockholders	$2,577	$1,919	$7,569	$6,903

Pro forma basic earnings per share
attributable to VPG stockholders	$0.19	$0.14	$0.56	$0.52
Pro forma diluted earnings per share
attributable to VPG stockholders	$0.18	$0.14	$0.54	$0.50

Note 3 – Acquisition Activity (continued)

The pro forma information presented for the fiscal quarter and nine fiscal months ended September 28, 2013 include adjustments for acquisition costs, restructuring costs, and the fair market value adjustments associated with inventory and advance customer payments. The pro forma information presented for the fiscal quarter and nine fiscal months ended September 29, 2012 includes adjustments for interest expense that would have been incurred to finance the acquisition, the amortization of intangible assets, acquisition costs and the fair market value adjustments associated with inventory and advance customer payments. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2012.

Note 4 – Intangible Assets

Intangible assets were as follows (in thousands):

	September 28,	December 31,
	2013	2012
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$9,176	$4,104
Customer relationships	18,309	6,587
Trade names	1,875	1,998
Non-competition agreements	13,252	14,462
	42,612	27,151
Accumulated amortization:
Patents and acquired technology	(3,136)	(2,908)
Customer relationships	(5,466)	(4,736)
Trade names	(1,717)	(1,736)
Non-competition agreements	(10,018)	(9,762)
	(20,337)	(19,142)
Net intangible assets subject to amortization	22,275	8,009

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	1,552	-
	$23,827	$8,009

The increase in net intangible assets from December 31, 2012 is due to the acquisition of the KELK business on January 31, 2013. The Company has preliminarily allocated $17.7 million of the purchase price to definite-lived intangible assets and $1.6 million to indefinite-lived intangible assets. Amortization expense for the fiscal quarters ended September 28, 2013 and September 29, 2012 was $0.8 million and $0.7 million, respectively. Amortization expense for the nine fiscal months ended September 28, 2013 and September 29, 2012 was $2.3 million and $2.2 million, respectively. The KELK intangible assets accounted for $0.3 million of amortization expense for the fiscal quarter ended September 28, 2013 and $0.7 million of amortization expense for the nine fiscal months ended September 28, 2013.

Estimated annual amortization expense for the full year of 2013 and each of the next four years is as follows (in thousands):

2013	$3,112
2014	2,802
2015	2,474
2016	1,630
2017	1,634

Note 5 – Restructuring Costs

Restructuring costs reflect the cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.

The Company recorded restructuring costs of $0.1 million during the fiscal quarter ended September 28, 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at KELK and were incurred in connection with a cost reduction in one of the manufacturing areas. The restructuring costs were fully paid during the third quarter of 2013.

The Company recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring was undertaken primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during the second quarter of 2013.

Note 6 – Income Taxes

VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended September 28, 2013 was (171.5)% versus 29.8% for the fiscal quarter ended September 29, 2012. The effective tax rate for the nine fiscal months ended September 28, 2013 was (11.9)% versus 29.9% for the nine fiscal months ended September 29, 2012. The primary change in the effective tax rate for both periods presented is the result of the recording of discrete items coupled with changes in the geographic mix of pretax earnings. For the fiscal quarter ending September 28, 2013, the Company recorded a net discrete tax benefit associated with changes in statutory tax rates and foreign exchange variations. In July, a new tax law was enacted in Israel which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014. Accordingly, the Company’s net deferred tax assets in Israel were increased to reflect the higher rate which allowed the recording of a one-time benefit of $1.3 million.

Income taxes for VPG for the fiscal quarters and nine fiscal months ended September 28, 2013 and September 29, 2012, as presented in these consolidated condensed financial statements, are calculated on a separate tax return basis.

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters and nine fiscal months ended September 28, 2013 and September 29, 2012 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.

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

Note 7 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 28,	December 31,
	2013	2012
2013 credit agreement - revolving facility	$-	$-
2013 credit agreement - U.S. term facility	8,500	-
2013 credit agreement - Canadian term facility	14,250	-
U.S. credit facility - revolving debt (1)	-	-
Israeli credit facility - revolving debt (2)	-	-
Exchangeable unsecured notes, due 2102	4,097	9,958
Other debt	1,078	1,363
	27,925	11,321
Less current portion	3,896	167
	$24,029	$11,154

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

2013 Credit Agreement

On January 29, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”) among the Company, VPG Canada, the lenders party thereto, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility was revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or VPG Canada, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans are being repaid in quarterly installments.

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

Note 7 – Long-Term Debt (continued)

2013 Credit Agreement (continued)

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company was in compliance with its financial maintenance covenants at September 28, 2013. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Israeli Credit Facility

Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at September 28, 2013 or December 31, 2012.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, is required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility.

The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. During the first quarter of 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, reported in the Company’s 2012 Annual Report on Form 10-K, VAT was not in compliance with the covenant for tangible net worth to total assets ratio and the covenant for minimum tangible shareholders’ equity. The Company obtained a waiver from the Lender respecting such non-compliance as of March 30, 2013. VAT renegotiated the covenants associated with this facility during the second quarter of 2013. The revised financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of September 28, 2013, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.

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

The notes are subject to a put and call agreement under which the holders may at any time put the notes to the Company in exchange for shares of the Company’s common stock, and the Company may call the notes in exchange for cash or for shares of its common stock at any time after January 1, 2018. The put/call rate of the VPG notes is $22.57 per share of common stock. Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. (See also Note 12 – Earnings Per Share).

The notes bear interest at LIBOR. Interest is payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year.

Other Debt

Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 9 years at a zero percent interest rate.

Note 8 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at September 28, 2013 were (in thousands):

		Pension
		and Other
	Foreign	Postretirement
	Currency	Benefit Plans	Total
Balance at January 1, 2013	$(11,044)	$(3,939)	$(14,983)
Foreign currency translation adjustment	(5,086)	-	(5,086)
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	-	220	220
Net current period other comprehensive income (loss)	(5,086)	220	(4,866)
Balance at September 28, 2013	$(16,130)	$(3,719)	$(19,849)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).

Note 9 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit plans.

Defined Benefit Plans

U.S. Pension Plan

The Vishay Precision Group Nonqualified Retirement Plan is a contributory pension plan and, like all nonqualified plans, is considered to be unfunded. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Within the trust, plan assets are invested in money market funds and company-owned life insurance policies. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated condensed balance sheets. The consolidated condensed balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at September 28, 2013 and $1.8 million at December 31, 2012, and the related pension liabilities of $1.8 million and $1.8 million at September 28, 2013 and December 31, 2012, respectively.

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

The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended		Fiscal quarter ended
	September 28, 2013		September 29, 2012
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$111	$18	$116	$11
Interest cost	212	24	212	28
Expected return on plan assets	(149)	-	(146)	-
Amortization of actuarial losses	42	8	24	18
Net periodic benefit cost	$216	$50	$206	$57

	Nine fiscal months ended		Nine fiscal months ended
	September 28, 2013		September 29, 2012
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$338	$55	$346	$33
Interest cost	640	73	637	84
Expected return on plan assets	(449)	-	(439)	-
Amortization of actuarial losses	127	22	72	54
Net periodic benefit cost	$656	$150	$616	$171

Note 9 – Pension and Other Postretirement Benefits (continued)

Other Retirement Obligations

The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At September 28, 2013 and December 31, 2012, the consolidated condensed balance sheets include $0.9 million and $0.9 million, respectively, within accrued pension and other postretirement costs related to these plans.

In the U.S., certain key employees participate in a nonqualified deferred compensation plan. The accompanying consolidated condensed balance sheets include a notional liability within other noncurrent liabilities related to these deferrals. VPG maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Within the trust, plan assets are invested in money market funds and company-owned life insurance policies. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other assets within the consolidated condensed balance sheets. The consolidated condensed balance sheets include assets held in trust related to the deferred compensation plan of $3.0 million at September 28, 2013 and $2.5 million at December 31, 2012, and the related notional liabilities of $3.4 million and $3.1 million at September 28, 2013 and December 31, 2012, respectively.

Note 10 – Share-Based Compensation

On May 21, 2013, the stockholders of the Company approved the Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”). The Plan provides for an increase of 500,000 in the number of shares of common stock available for issuance under the Plan, from 500,000 shares to an aggregate of 1,000,000 shares. Aside from the increase in the number of shares of common stock available for issuance thereunder, the Plan is substantially unchanged as a result of the amendment and restatement approved by the Company’s stockholders. At September 28, 2013, the Company had reserved 683,595 shares of common stock for future grant of equity awards pursuant to the Plan. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Stock Options

The following table summarizes the Company’s stock option activity (number of options in thousands):

	2013
			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Options	Price	Life (yrs)
Outstanding:
Balance at January 1, 2013	32	$18.03
Granted	-	-
Exercised	-	-
Expired	(5)	17.87
Balance at September 28, 2013	27	$18.06	3.22
Exercisable:
End of period	27	$18.23

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $14.55 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on September 28, 2013 is not material. No options were exercised during the fiscal quarter or nine fiscal months ended September 28, 2013.

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

On May 21, 2013, the Board of Directors approved the issuance of an aggregate of 3,910 RSUs to the three independent board members and to the non-executive chairman of the Board, with an aggregate grant-date fair value of $0.1 million. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.

RSU activity for 2013 is presented below (number of RSUs in thousands):

		Weighted
	Number	Average
	of	Grant-date
	RSUs	Fair Value
Outstanding:
Balance at January 1, 2013	193	$15.98
Granted	67	13.07
Vested	(114)	15.88
Balance at September 28, 2013	146	$14.72

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

Vesting Date	Number of RSUs
March 15, 2014	9
March 20, 2014	9
January 1, 2015	38
March 20, 2015	9
January 1, 2016	47

Share-Based Compensation Expense

The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Stock options	$-	$3	$2	$8
Total restricted stock units	225	301	927	858
Total	$225	$304	$929	$866

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

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net third-party revenues:
Foil Technology Products	$22,433	$26,307	$71,308	$80,698
Force Sensors	16,388	16,502	48,876	50,285
Weighing & Control Systems	18,908	12,621	57,843	35,623
Total	$57,729	$55,430	$178,027	$166,606

Gross profit:
Foil Technology Products	$8,235	$10,247	$26,731	$32,908
Force Sensors	2,882	3,326	10,586	10,000
Weighing & Control Systems	8,126	5,166	23,455	14,562
Total	$19,243	$18,739	$60,772	$57,470

Reconciliation of segment operating income to
consolidated results:
Foil Technology Products	$3,912	$5,960	$13,926	$19,745
Force Sensors	658	1,161	3,915	3,242
Weighing & Control Systems	2,464	1,966	7,488	4,918
Unallocated G&A expenses	(6,276)	(5,994)	(19,404)	(18,358)
Acquisition costs	(57)	-	(752)	-
Restructuring costs	(99)	-	(487)	-
Consolidated condensed operating income	$602	$3,093	$4,686	$9,547

Acquisition costs:
Weighing & Control Systems	$(57)	$-	$(752)	$-

Restructuring costs:
Foil Technology Products	$-	$-	$(388)	$-
Weighing & Control Systems	(99)	-	(99)	-
	$(99)	$-	$(487)	$-

Note 11 – Segment Information (continued)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.5 million and $0.3 million during the fiscal quarters ended September 28, 2013 and September 29, 2012, respectively, and $1.4 million and $1.1 million during the nine fiscal months ended September 28, 2013 and September 29, 2012, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.5 million and $0.6 million during the fiscal quarters ended September 28, 2013 and September 29, 2012, respectively, and $1.7 million and $1.8 million during the nine fiscal months ended September 28, 2013 and September 29, 2012, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.4 million and $0.6 million during the fiscal quarters ended September 28, 2013 and September 29, 2012, respectively, and $1.0 million and $1.9 million during the nine fiscal months ended September 28, 2013 and September 29, 2012, respectively.

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,466	$1,942	$3,163	$6,526

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of
dilutive exchangeable notes, net of tax	4	7	13	24

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,470	$1,949	$3,176	$6,550

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,734	13,371	13,504	13,366

Effect of dilutive securities:
Exchangeable notes	181	441	355	441
Employee stock options	1	-	1	1
Restricted stock units	28	81	80	73
Dilutive potential common shares	210	522	436	515

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,944	13,893	13,940	13,881

Basic earnings per share attributable to VPG
stockholders	$0.11	$0.15	$0.23	$0.49

Diluted earnings per share attributable to VPG
stockholders	$0.11	$0.14	$0.23	$0.47

Note 12 – Earnings Per Share (continued)

Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. This transaction has no effect on the calculation of the weighted average shares outstanding used for computing diluted earnings per share because the Company's earnings per share computation assumes that the exchangeable unsecured notes would be converted.

Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Weighted average employee stock options	23	28	23	28
Weighted average warrants	-	630	-	630

The warrants expired on December 13, 2012. The warrants were antidilutive in the prior year through the expiration date.

Note 13 – Additional Financial Statement Information

The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Foreign exchange gain (loss)	$184	$(207)	$(1,005)	$(201)
Interest income	57	164	191	497
Other	(31)	(252)	(259)	(281)
	$210	$(295)	$(1,073)	$15

Other accrued expenses consist of the following (in thousands):

	September 28,	December 31,
	2013	2012
Accrued customer advances	$6,146	$846
Accrued commissions	1,758	299
Goods received, not yet invoiced	1,741	1,746
Accrued taxes, other than income taxes	2,206	2,048
Accrued professional fees	1,303	1,339
Other	2,496	2,221
	$15,650	$8,499

The increase in accrued customer advances and accrued commissions from December 31, 2012 is mainly due to the acquisition of the KELK business on January 31, 2013. Customer advance payments attributable to KELK at September 28, 2013 were $5.0 million. Customer advance payments represent amounts received from customers for sales, for which the earnings process has not yet been completed. Accrued commissions attributable to KELK at September 28, 2013 were $1.5 million.

Note 14 – Fair Value Measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
September 28, 2013
Assets
Assets held in rabbi trusts	$4,583	$1,097	$3,486	$-

December 31, 2012
Assets
Assets held in rabbi trusts	$4,299	$1,102	$3,197	$-

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 28, 2013 and December 31, 2012, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt at September 28, 2013 and December 31, 2012 is approximately $26.2 million and $7.5 million, respectively, compared to its carrying value of $27.9 million and $11.3 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

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

Net revenues for the fiscal quarter ended September 28, 2013 were $57.7 million versus $55.4 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 28, 2013 were $1.5 million, or $0.11 per diluted share, versus $1.9 million, or $0.14 per diluted share, for the comparable prior year period.

Net revenues for the nine fiscal months ended September 28, 2013 were $178.0 million versus $166.6 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 28, 2013 were $3.2 million, or $0.23 per diluted share, versus $6.5 million, or $0.47 per diluted share, for the comparable prior year period.

During the second quarter of 2013, the Company’s first quarter 2013 operating results were recast to reflect purchase accounting adjustments associated with the KELK acquisition. The impact of these adjustments was an increase in the costs of products sold of $1.2 million during the first quarter of 2013. The recast net earnings attributable to VPG stockholders for the fiscal quarter ended March 30, 2013 were $0.4 million, or $0.03 per diluted share.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the third quarter of 2012 and through the third quarter of 2013. The 1st quarter 2013 balances presented below were recast to reflect the purchase accounting adjustments, recorded in connection with the KELK acquisition preliminary valuation during the second quarter of 2013 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2012	2012	2013	2013	2013
	(recast)
Net revenues	$55,430	$51,010	$57,461	$62,837	$57,729

Gross profit margin	33.8%	34.4%	34.8%	34.3%	33.3%

End-of-period backlog	$40,100	$38,900	$63,100	$59,400	$60,900

Book-to-bill ratio	0.92	0.96	1.02	0.98	1.01

Inventory turnover	2.96	2.73	2.79	2.87	2.75

See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.

Revenues decreased from the third quarter of 2012 to the fourth quarter of 2012 mainly due to volume decreases across all product lines and regions. There was also a slight decline in orders, primarily in the Americas and Asia, in the fourth quarter of 2012 versus the third quarter of 2012. Revenues during 2013 improved from the fourth quarter of 2012, with the addition of KELK’s revenue in each of the quarters. KELK contributed $5.5 million, $10.5 million and $8.2 million in revenues during the first, second and third quarters of 2013, respectively. The third quarter 2013 revenues were negatively impacted by the decline in revenues in our Foil Technology Products segment mainly due to lower volume. Inefficiencies associated with a previously announced enterprise resource planning (“ERP”) implementation caused a slowdown in shipments during the third quarter of 2013 in three of our manufacturing facilities in the Foil Technology Products segment, resulting in lower revenue for the segment. Revenue also declined in our Weighing and Control Systems segment compared to the second quarter of 2013 due to the impact of significantly strong revenues for KELK in the second quarter that were not sustainable.

The gross profit margin declined in the third quarter of 2013 after being relatively flat since the fourth quarter of 2012. This was due to lower volume in our Foil Technology Products and our Weighing and Control Systems segments. While the Weighing and Control Systems segment gross profit margins have improved in 2013, due to the KELK acquisition, this increase has been partially offset by the KELK acquisition purchase accounting adjustments. Without these adjustments, VPG’s gross margin percentages would have been 36.9% for the first quarter of 2013, 37.9% for the second quarter of 2013 and 34.9% for the third quarter of 2013. Improved gross profit margins in the Weighing and Control Systems segment have been offset by the decreased gross profit margins in the Foil Technology Products and Force Sensors segments. The Foil Technology Products segment has been impacted by lower demand in Japan during the first half of 2013, and the effect of an ERP implementation in the third quarter of 2013, which caused manufacturing inefficiencies and a slowdown in shipments. The Force Sensors segment has been impacted by lower volume in the second quarter of 2013, and higher manufacturing costs in the third quarter of 2013 related to a new product launch.

Backlog increased from $38.9 million in the fourth quarter of 2012 to $60.9 million in the third quarter of 2013 and was mainly due to the KELK acquisition. KELK’s business has a significant amount of firm commitments and orders within the next six to twelve months, and therefore accounts for the majority of the increase in backlog from the fourth quarter of 2012 through the third quarter of 2013.

Our book-to-bill ratio was 1.01 in the third quarter of 2013 compared to 0.92 in the third quarter of 2012 and 0.98 in the second quarter of 2013. Excluding the effect of the KELK business, which operates with long cycle times of approximately six to nine months from order to delivery, the book-to-bill ratio has remained constant at 1.04 for the first, second and third quarters of 2013.

Financial Metrics by Segment

The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the third quarter of 2012 and through the third quarter of 2013. The first quarter 2013 balances for the Weighing and Control Systems segment presented below were recast to reflect the purchase accounting adjustments, recorded in connection with the KELK acquisition preliminary valuation during the second quarter of 2013 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2012	2012	2013	2013	2013
	(recast)
Foil Technology Products
Net revenues	$26,307	$24,509	$24,352	$24,523	$22,433
Gross profit margin	38.9%	40.6%	37.6%	38.1%	36.7%
End-of-period backlog	$20,800	$19,600	$20,700	$21,600	$24,100
Book-to-bill ratio	0.93	0.96	1.06	1.05	1.10
Inventory turnover	3.52	3.23	3.42	3.52	3.28

Force Sensors
Net revenues	$16,502	$15,502	$16,396	$16,092	$16,388
Gross profit margin	20.2%	22.5%	26.8%	20.5%	17.6%
End-of-period backlog	$13,300	$12,500	$13,000	$13,600	$12,500
Book-to-bill ratio	0.97	0.94	1.04	1.04	0.92
Inventory turnover	2.15	1.99	1.94	1.99	2.08

Weighing and Control
Systems
Net revenues	$12,621	$10,999	$16,713	$22,222	$18,908
Gross profit margin	40.9%	37.6%	38.4%	40.1%	43.0%
End-of-period backlog	$6,000	$6,800	$29,400	$24,200	$24,300
Book-to-bill ratio	0.85	0.99	0.94	0.87	0.98
Inventory turnover	4.37	4.00	3.64	3.65	3.38

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

We recorded restructuring costs of $0.1 million during the fiscal quarter ended September 28, 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at KELK and were incurred in connection with a cost reduction in one of the manufacturing areas. The restructuring costs were fully paid during the third quarter of 2013.

In March 2013, we initiated a restructuring program at one of our Japanese subsidiaries. We recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013, which were comprised of employee termination costs, including severance and a statutory retirement allowance. The restructuring was undertaken primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during the second quarter of 2013.

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

Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency

Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency. For the fiscal quarter ended September 28, 2013, exchange rates negatively impacted net revenues by $0.4 million and negatively impacted costs of products sold and selling, general, and administrative expenses by $0.1 million when compared to the comparable prior year period. For the nine fiscal months ended September 28, 2013, exchange rates negatively impacted net revenues by $1.8 million and positively impacted costs of products sold and selling, general, and administrative expenses by $0.4 million when compared to the comparable prior year period.

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

Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, prescribes a two-step method for determining goodwill impairment. In the first step, the Company would determine the fair value of the reporting unit and compare that fair value to the net book value of the reporting unit. The fair value of the reporting unit is determined using various valuation techniques, including a discounted cash flow analysis (an income approach) and a comparable companies market multiple approach.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to simplify how entities test goodwill for impairment. Under the updated guidance, an entity now has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the assessment of qualitative factors leads to a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment.

To measure the amount of the impairment, ASC Topic 350 prescribes that entities determine the implied fair value of goodwill in the same manner as if an entity had acquired those reporting units. Specifically, the entity must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Under the revised guidance, when testing an indefinite-lived intangible asset for impairment the Company has the option of performing a qualitative assessment before calculating the fair value of the asset. If the Company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not “more likely than not” impaired, the Company would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. We will perform our annual impairment test on the indefinite-lived intangible assets as of the first day of the fiscal fourth quarter.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Costs of products sold	66.7%	66.2%	65.9%	65.5%
Gross profit	33.3%	33.8%	34.1%	34.5%
Selling, general, and administrative expenses	32.0%	28.2%	30.8%	28.8%
Operating income	1.0%	5.6%	2.6%	5.7%
Income before taxes	0.9%	4.9%	1.6%	5.6%
Net earnings	2.5%	3.4%	1.8%	3.9%
Net earnings attributable to VPG stockholders	2.5%	3.5%	1.8%	3.9%

Effective tax rate	-171.5%	29.8%	-11.9%	29.9%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net revenues	$57,729	$55,430	$178,027	$166,606
Change versus comparable
prior year period	$2,299		$11,421
Percentage change versus
prior year period	4.1%		6.9%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-9.6%	-6.3%
Change in average selling prices	-0.4%	-0.1%
Foreign currency effects	-0.7%	-1.1%
Acquisitions	14.8%	14.5%
Other	0.0%	-0.1%
Net change	4.1%	6.9%

During the fiscal quarter and nine fiscal months ended September 28, 2013, the improvement in revenues, as compared to the prior year period, was due primarily to the acquisition of the KELK business, partially offset by sales volume decreases across all of our reportable segments.

Gross Profit and Margins

Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Gross margin percentage	33.3%	33.8%	34.1%	34.5%

The gross margin percentage for the fiscal quarter and nine fiscal months ended September 28, 2013, respectively, decreased slightly compared to the comparable prior year periods. The KELK acquisition purchase accounting adjustments increased costs of products sold during the fiscal quarter and nine fiscal months ended September 28, 2013 by $0.9 million and $4.4 million, respectively, thereby impacting the gross margin percentage. Excluding these adjustments, the gross margin percentage would have been 34.9% and 36.6% for the fiscal quarter and nine fiscal months ended September 28, 2013, respectively.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Foil Technology Products

Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net revenues	$22,433	$26,307	$71,308	$80,698
Change versus comparable
prior year period	$(3,874)		$(9,390)
Percentage change versus
prior year period	-14.7%		-11.6%

Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-12.4%	-8.8%
Change in average selling prices	-0.3%	-0.4%
Foreign currency effects	-2.3%	-2.7%
Other	0.3%	0.3%
Net change	-14.7%	-11.6%

The decrease in volume in the current year quarter, when compared to the prior year quarter is primarily due to lower shipments at three of our manufacturing facilities, where a new ERP system was implemented during the third quarter of 2013. Inefficiencies from the ERP implementation during the quarter resulted in a slowdown in shipments. We will continue to address the implementation issues during the fourth quarter of 2013.

The year-to-date volume decrease compared to the comparable prior year period includes the ERP implementation impact as described above, as well as the impact of the economic slowdown in Japan during the first half of 2013. There has been a recovery in our business in Japan beginning in the third quarter of 2013.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Gross margin percentage	36.7%	38.9%	37.5%	40.8%

The gross margin percentage for the fiscal quarter and nine fiscal months ended September 28, 2013 decreased from the comparable prior year periods largely due to the reduction in volume as described above. In addition to the slowdown in shipments, the ERP implementation has caused manufacturing inefficiencies which have resulted in lower gross margin percentages when compared to the prior year periods. The year-to-date gross margin percentage is also impacted by the declining business conditions in Japan during the first half of 2013; however, there has been a recovery in our business in Japan beginning in the third quarter of 2013.

Force Sensors

Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net revenues	$16,388	$16,502	$48,876	$50,285
Change versus comparable
prior year period	$(114)		$(1,409)
Percentage change versus
prior year period	-0.7%		-2.8%

Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-0.9%	-3.1%
Change in average selling prices	-0.5%	0.1%
Foreign currency effects	0.6%	0.2%
Other	0.1%	0.0%
Net change	-0.7%	-2.8%

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Gross margin percentage	17.6%	20.2%	21.7%	19.9%

The gross margin percentage for the fiscal quarter ended September 28, 2013 was down from the comparable prior year period due to lower volume, customer mix, and higher manufacturing costs related to a new product launch. The gross margin percentage for the nine fiscal months ended September 28, 2013 improved from the comparable prior year period. The volume decrease was offset by improved operating efficiencies resulting from movement of production to our new facility in India and a reduction in fixed costs such as travel, transportation and rent.

Weighing and Control Systems

Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net revenues	$18,908	$12,621	$57,843	$35,623
Change versus comparable
prior year period	$6,287		$22,220
Percentage change versus
prior year period	49.8%		62.4%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year-
	quarter	to-date
Change attributable to:
Change in volume	-16.2%	-6.8%
Change in average selling prices	-0.2%	0.1%
Foreign currency effects	0.8%	0.6%
Acquisitions	64.9%	68.0%
Other	0.5%	0.5%
Net change	49.8%	62.4%

The acquisition of the KELK business is primarily responsible for the significant increase in revenues for the fiscal quarter and nine fiscal months ended September 28, 2013, when compared to the prior year periods. Excluding the revenues from KELK, the Weighing and Control Systems segment, net revenues were down mainly due to decreased volume in the process weighing businesses.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Gross margin percentage	43.0%	40.9%	40.5%	40.9%

The gross margin percentage for the fiscal quarter ended September 28, 2013, increased compared to the comparable prior year period. Higher volume from the acquisition of the KELK business was partially offset by the impact of the KELK acquisition purchase accounting adjustments, which increased costs of products sold by $0.9 million for the fiscal quarter ended September 28, 2013. Excluding these adjustments, the gross margin percentage would have been 47.8% for the fiscal quarter ended September 28, 2013.

The gross margin percentage for the nine fiscal months ended September 28, 2013, decreased slightly compared to the comparable prior year period mainly due to the KELK acquisition purchase accounting adjustments which increased costs of products sold by $4.4 million. Excluding these adjustments, the gross margin percentage would have been 48.2% for the nine fiscal months ended September 28, 2013.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Total SG&A expenses	$18,485	$15,646	$54,847	$47,923

as a percentage of net revenues	32.0%	28.2%	30.8%	28.8%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended September 28, 2013 increased $2.8 million as compared to the comparable prior year period, mainly due to the acquisition of the KELK business. SG&A expenses for KELK were $3.3 million for the fiscal quarter ended September 28, 2013. SG&A expenses, excluding KELK, were down $0.5 million from the prior year period mainly due to lower commissions and lower depreciation.

SG&A expenses for the nine fiscal months ended September 28, 2013 increased $6.9 million as compared to the comparable prior year period, mainly due to the acquisition of the KELK business. SG&A expenses for KELK were $8.4 million for the nine fiscal months ended September 28, 2013. SG&A expenses, excluding KELK, were down $1.5 million from the prior year period due to lower lease and rent expense, headcount reduction, and lower travel expense. Additionally, a non-recurring $0.2 million loss on a sale of fixed assets was recorded in the nine fiscal months ended September 29, 2012.

Acquisition Costs

In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated condensed statement of operations for the fiscal quarter and nine fiscal months ended September 28, 2013, respectively, as follows (in thousands):

	Fiscal quarter	Nine fiscal
	ended	months ended
	September 28,	September 28,
	2013	2013
Accounting and legal fees	$57	$610
Appraisal fees	-	84
Other	-	58
	$57	$752

Restructuring Costs

Restructuring costs reflect the cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.

We recorded restructuring costs of $0.1 million during the fiscal quarter ended September 28, 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at KELK and were incurred in connection with a cost reduction in one of the manufacturing areas. The restructuring costs were fully paid during the third quarter of 2013.

We recorded restructuring costs of $0.4 million during the fiscal quarter ended March 30, 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring was undertaken primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during the second quarter of 2013.

Other Income (Expense)

Total interest expense for the fiscal quarter and nine fiscal months ended September 28, 2013 increased $0.2 million and $0.6 million, respectively, when compared to comparable prior year periods. This is primarily due to the term loans, totaling $25.0 million, entered into in January 2013 in connection with the amended and restated credit agreement (see Financial Condition, Liquidity, and Capital Resources below). The term loans were originated in connection with the acquisition of the KELK business.

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

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 28,	September 29,
	2013	2012	Change
Foreign exchange gain (loss)	$184	$(207)	$391
Interest income	57	164	(107)
Other	(31)	(252)	221
	$210	$(295)	$505

	Nine fiscal months ended
	September 28,	September 29,
	2013	2012	Change
Foreign exchange loss	$(1,005)	$(201)	$(804)
Interest income	191	497	(306)
Other	(259)	(281)	22
	$(1,073)	$15	$(1,088)

Income Taxes

For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended September 28, 2013 was (171.5)% versus 29.8% for the fiscal quarter ended September 29, 2012. The effective tax rate for the nine fiscal months ended September 28, 2013 was (11.9)% versus 29.9% for the nine fiscal months ended September 29, 2012. The primary change in the effective tax rate for both periods presented is the result of the recording of discrete items coupled with changes in the geographic mix of pretax earnings. For the fiscal quarter ending September 28, 2013, the Company recorded a net discrete tax benefit associated with changes in statutory tax rate and foreign exchange variations. In July, a new tax law was enacted in Israel which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014. Accordingly, the Company’s net deferred tax assets in Israel were increased to reflect the higher rate which allowed the recording of a one-time benefit of $1.3 million.

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

On January 31, 2013, we completed the acquisition of substantially all of the assets of the George Kelk Corporation for an aggregate purchase price of approximately $49.0 million (CDN) (49.0 million USD), subject to working capital and other adjustments. In connection with the acquisition, and to fund a portion of the purchase price, we entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”). Under the terms of the 2013 Credit Agreement, our multi-currency, secured credit facility was revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or its Canadian subsidiary (“VPG Canada”), and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans are being repaid in quarterly installments.

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

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. We were in compliance with these covenants at September 28, 2013. If we are not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at September 28, 2013 or December 31, 2012.

Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, is required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility.

The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. During the first quarter of 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, reported in the Company’s 2012 Annual Report on Form 10-K, VAT was not in compliance with the covenant for tangible net worth to total assets ratio and the covenant for minimum tangible shareholders’ equity. The Company obtained a waiver from the Lender respecting such non-compliance as of March 30, 2013. VAT renegotiated the covenants associated with this facility during the second quarter of 2013. The revised financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of September 28, 2013, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.

Effective July 6, 2010, we issued approximately $10.0 million aggregate principal amount of exchangeable notes pursuant to agreements entered into in connection with our spin-off from Vishay Intertechnology. The maturity date of these notes is December 13, 2102. Effective August 28, 2013, a holder of our exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, we have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock.

Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $1.1 million at September 28, 2013 and $1.4 million at December 31, 2012.

Our business has historically generated significant operating cash flow. Our cash from operating activities for the nine fiscal months ended September 28, 2013 was $6.1 million, compared to $13.5 million for the comparable prior year period.

We refer to the amount of cash generated from operations ($6.1 million) in excess of our capital expenditure needs ($3.9 million) and net of proceeds from the sale of assets ($0.1 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions. For the nine fiscal months ended September 28, 2013, we generated free cash of $2.3 million and believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

The following table summarizes the components of net cash (debt) at September 28, 2013 and December 31, 2012 (in thousands):

	September 28,	December 31,
	2013	2012
Cash and cash equivalents	$68,273	$93,881

Third-party debt, including current and long-term:
Revolving credit facilities	-	-
Term loans	22,750	-
Third-party debt held by Japanese subsidiary	1,078	1,363
Exchangeable notes due 2102	4,097	9,958
Total third-party debt	27,925	11,321
Net cash	$40,348	$82,560

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

Approximately 84% and 82% of our cash and cash equivalents balance at September 28, 2013 and December 31, 2012, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at September 28, 2013 and December 31, 2012:

	September 28,	December 31,
	2013	2012
Israel	28%	38%
Asia	22%	17%
Europe	20%	16%
United States	16%	18%
United Kingdom	8%	11%
Other	6%	0%
	100%	100%

Our financial condition as of September 28, 2013 remains strong, with a current ratio (current assets to current liabilities) of 4.3 to 1.0, as compared to a ratio of 5.8 to 1.0 at December 31, 2012. The decrease in the current ratio is primarily due to the cash outflow for the acquisition of KELK.

Cash paid for property and equipment for the nine fiscal months ended September 28, 2013 was $3.9 million as compared to $5.8 million in the comparable prior year period. Capital expenditures for the nine fiscal months ended September 28, 2013 are comprised of projects related to the normal maintenance of business. Capital expenditures for the nine fiscal months ended September 29, 2012 included carryover costs associated with several significant 2011 projects, including construction of our manufacturing facility in India and our new manufacturing line in the Foil Technology Products segment.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties or delays in completing acquisitions and integrating acquired companies, including KELK, the inability to realize anticipated synergies and expansion possibilities, difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our ERP system and the associated impact on manufacturing efficiencies and customer satisfaction; difficulties in implementing our cost reduction strategies such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter ended September 28, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 12, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 28, 2013, furnished in XBRL (eXtensible Business Reporting Language).

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

Date: November 6, 2013