Form 10-K
period 2013-12-31
Vishay Precision Group, Inc.
filed 2014-03-12
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($15.14 on June 29, 2013), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $193,055,000. There is no non-voting stock outstanding.
As of March 12, 2014, the registrant had 12,711,692 shares of its common stock and 1,025,176 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2013

PART I
Item 1. BUSINESS DESCRIPTION
General
Vishay Precision Group, Inc. (“VPG,” the “Company,” “we,” “us” or “our”) is an internationally recognized designer, manufacturer and marketer of components based on its resistive foil technology, sensors, and sensor-based systems; specializing in the growing markets of stress, force, weight, pressure, and current measurements. We provide vertically integrated products and solutions that are primarily based upon our proprietary foil technology. These products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographic locations that also optimize our resources for specific technologies, sensors, assemblies and systems.
Our products include precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. Our products are not typically used in the consumer market.
The precision sensor market is being influenced by the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers (“OEMs”) strive to make products “smarter,” they are generally integrating more sensors to link the mechanical/physical world with digital control and/or response. We believe this offers a substantial growth opportunity for our products.
The Company has a long heritage of innovation in precision foil resistors and foil strain gages, which served as a foundation for its expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing.
Our History
In 1962, Dr. Felix Zandman founded Vishay Intertechnology Inc. (“Vishay Intertechnology”) to develop and manufacture the first generation of Bulk Metal® foil resistors and later, foil strain gages.
Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured from numerous materials and in many forms. Bulk Metal foil resistors, developed by Dr. Zandman in the 1950’s, are the most precise and stable type of resistors currently available. A strain gage is a resistive sensor that is attached to the surface of an object to determine the surface strain caused by an applied force.
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

In January 2013, we completed our first acquisition as an independent public company. We acquired substantially all of the assets of the George Kelk Corporation ("KELK"). KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used by metals rolling mills and mining applications throughout the world. As a part of our acquisition, we acquired a manufacturing, engineering, sales and administrative facility in Toronto, Canada.

Our acquisitions provided us an array of strong brand names, in addition to our historical resistor and strain gage brands. We market our products under the following brands for each of our business segments:

Foil Technology Products	Force Sensors	Weighing and Control Systems
Alpha Electronics	Celtron	BLH
Micro-Measurements	Revere	KELK
Powertron	Sensortronics	Nobel Weighing Systems
Vishay Foil Resistors	Tedea-Huntleigh	PM Onboard
SI Onboard

Our acquisitions added to our strong, diverse, global manufacturing, sales and distribution network, which includes facilities in Canada, China, Costa Rica, Germany, India, Israel, Japan, Sweden, Taiwan, the United Kingdom and the United States.
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
Our strategy is to achieve corporate growth and shareholder value by expanding our existing product portfolio organically, as well as by acquiring complementary technology products. Specifically, we are focused on the following strategic initiatives:
Optimize Core Competence
The Company’s core products incorporate certain technologies that provide customers with precision foil products, force measurement sensors, and systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. We believe this new level of foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality.
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, Costa Rica, Israel, the People’s Republic of China, and the Republic of China (Taiwan), where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives.
Organic Growth
Our product portfolio is focused, to a significant extent, on specialty products serving niche markets. The development of specialty products requires us to form long-term relationships with our customers. Our specialty products are usually designed to meet unique specifications for OEMs. This often results in our customers creating a non-standard part number used solely to designate our product on their bill of materials. We call this customer activity a “design win.” This activity may create organic growth as the OEM customer begins to order increasing quantities to meet their production requirements, with little or no opportunity to purchase a similar part from competing suppliers. The “design in” time for these initiatives is typically 12 to 24 months.
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

Growth from Acquisitions
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating our sensors and electronic measurement instrumentation (containing foil resistors) and software into our weighing and control systems. Precision foil resistor products are used in many of the control systems that we manufacture. We expect to continue to focus our acquisition strategy in this direction, as exemplified by our acquisition of the KELK business in January 2013. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing operations and distribution channels.
Product Segments
Our products are primarily based on our resistive foil technology which continues to evolve for different applications used in many markets.
Foil Technology Products
The Foil Technology Products segment includes our foil resistor and strain gage operating segments. Typical applications for foil resistors include high end test equipment for the aviation, military and space, semiconductor, process control, oil and gas and medical markets. Typical applications for strain gages are stress analysis for structural testing in the aviation, military and space, infrastructure and construction markets. The products in these segments are based on our resistive foil technology, which continues to evolve and enables both products to be suited for new and varied applications.
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
Force Sensors
The Force Sensors segment includes a broad line of load cells and force measurement transducers that are offered as precision sensors for industrial and commercial use. Typical applications for force sensors are in medical devices (such as hospital beds and medication dosing), agricultural equipment (for precision force measurement), and construction machinery (for tipping and overload protection). These sensors use our foil technology products, which serve as sensing elements and components within each unit. Further integration of our load cells technology is also offered as part of our weighing module products, which provide customers with a complete sensor assembly that may be used within a wide variety of digital transducers.
A majority of products from the Force Sensor segment are sold to third parties as “standard catalog items” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties and to our Weighing and Control Systems segment. Direct sales channels (field application engineers (“FAEs”)) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire primarily standard, “as is” products.
Weighing and Control Systems
The Weighing and Control Systems segment designs and manufactures complete systems comprised of load cells and instrumentation for weighing and force control/measurement for a variety of uses, including on-board weighing and overload monitor systems. Typical applications for our Weighing and Control Systems products are: process weighing of chemicals, food and pharmaceuticals; aircraft and truck weighing and overload protections; weight force and process optimization in steel and paper mills; and force measurement for offshore oil and gas exploration.
The Weighing and Control Systems segment acquires many of the load cells it requires from our Force Sensors segment. As such, the Company considers the load cell production line to be an integral component of the Weighing and Control Systems segment’s production process. Other major components that comprise our systems are: electronic displays; optical gages; signal processors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of weight or force. Direct sales channels (FAEs) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are used for those customers that desire primarily standard, “as is” products. With the addition of KELK, the Company will also use agents to sell certain of its products.

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
Our product portfolio includes:

•
Foil resistors – Foil resistors are the most precise and stable type of resistors currently available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. Our foil resistors and current sensors are used in applications requiring a high degree of precision and stability, such as in medical applications, precision equipment for front-end and back-end semiconductor testing and semiconductor fabrication equipment, and avionics/military/aerospace applications. We sell our foil resistors under the Vishay Foil Resistors, Alpha Electronics, and Powertron brands, including under our well known Bulk Metal® trademark.

•
Foil strain gages – Strain gages are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Typical uses of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. A variety of physical measurements can be made using strain gages attached to metal components including force, weight, pressure, displacement, and acceleration. We sell our strain gages under the well-known Micro-Measurements brand.

•
Transducers and load cells – Foil strain gage transducers consist of one or more strain gages bonded to a metallic support. The term “load cell” is primarily used to describe transducers used in weighing applications. A transducer is mounted on a structure that is subjected to weight or other stress, such as the platform of an industrial scale. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example weight or tension. We produce both analog and digital transducers. We sell our load cells under Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.

•	Modules – Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications.

•	Instruments – Instruments measure, process, digitize, display, and record the output of our strain gages, transducers, and control systems.

•
Weighing and control systems – Weighing and control systems are integrated systems for the detection and measurement of weight and other types of force, primarily for use in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing. With our recent acquisition, we have added certain optical gages for control systems and enhanced our other product offerings for process control in the steel mill industry. We sell our systems under a variety of brand names including BLH, KELK, Nobel Weighing Systems, PM Onboard and SI Onboard.

•
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
Qualification and specification levels are based in part upon the rate of failure of products. We must continuously perform tests on our products, and for products that are qualified, the results of these tests must be reported to the qualifying organization. If a product fails to meet the requirements for the applicable classification level, the product’s classification may be suspended or reduced to a lower level. During the time that the classification is suspended or reduced, net revenues and earnings attributable to that product may be adversely affected.

Certain of our load cell and instrumentation products are approved by the National Type Evaluation Program (“NTEP”) and International Organization of Legal Metrology (“OIML”). Many of our weighing systems must also meet these standards to make them usable for legal-for-trade weighing applications. Products and systems that are to be used in hazardous areas, where explosive atmospheres might exist, must comply with special safety standards, such as the European Atmosphère Explosible (“ATEX”) Standard and the U.S. Factory Mutual (“FM”) Standard. Our load cell manufacturing sites are undergoing periodic audits by regulatory authorities in order to verify the compliance with standard requirements and extend the product approvals.
Manufacturing Operations
Our principal manufacturing facilities are located in Israel, the United States (North Carolina), Canada (Toronto), India, the People’s Republic of China, Japan, and Costa Rica. We also have manufacturing facilities in Germany, Sweden, the United Kingdom, the Republic of China (Taiwan), and France. Over the past several years, we have invested substantial resources to increase capacity and to maximize automation in our plants, which we believe will further reduce production costs.
We have quality management systems at all of our major manufacturing facilities approved under the ISO 9001 Quality Management Systems Standard. ISO 9001 is a comprehensive set of quality program standards developed by the International Organization for Standardization ("ISO"). The quality management system in our major foil resistors manufacturing site is certified against Aerospace Standard AS9100.
To maintain our cost competitiveness, we are pursuing our strategic initiatives to shift manufacturing emphasis to more advanced automation in higher-labor-cost regions and to relocate production to regions with skilled workforces and relatively lower labor costs. See additional information in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Management” related to our restructuring efforts.
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
Customers and Marketing
Our customer base is diversified in terms of industry, geographic region, and range of product needs. No single customer accounts for more than 5% of our net revenues. The vast majority of our products are used in the broad industrial market, with selected uses in the military/aerospace, medical, agricultural, steel, and construction sectors. Within the broad industrial market, our products serve a wide variety of applications in waste management, bulk hauling, logging, scales manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.
Our sales are global, with approximately 37.5% of our net revenues attributable to customers in the Americas, approximately 39.6% of our revenues attributable to customers in Europe, and approximately 22.9% of our revenues attributable to customers in Asia for the fiscal year ended December 31, 2013. We sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), and independent distributors. We also sell directly to end-use customers. During 2013, sales channels for our three reporting segments were as follows:

	Foil Technology Products	Force Sensors	Weighing and Control Systems
OEMs	38%	71%	35%
EMS	9%	—	—
Distributors	30%	23%	14%
End users	23%	6%	51%
	100%	100%	100%
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
Our foil resistors, where we maintain a leading market share, and our foil strain gages are based on our proprietary technology. Competitors often compete in this market with different technology, but functionally equivalent products. Competition in our Foil Technology Products segment also includes HBM, an operating company of Spectris. Competitors in our Force Sensors segment include a large number of small companies to some larger ones such as HBM, Zemic, Keli and Flintec. Competitors in our Weighing and Control Systems segment include, but are not limited to, Roper Industries, ABB and Mettler Toledo.
Research and Development
Many of our products, manufacturing techniques, and technologies have been invented, designed, and developed by our engineers and scientists. Special proprietary resistive metal foil is the most important material in both our foil resistors and our foil strain gages, and our research and development activities related to foil materials is an important linkage between these two products. We maintain strategically placed design centers where proximity to customers enables us to more easily monitor and satisfy the needs of local markets. These design centers are located in the United States, Israel, Canada, Sweden, Japan, the United Kingdom, India, the People’s Republic of China, the Republic of China (Taiwan), Germany and France.
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
Employees
As of December 31, 2013, we employed approximately 2,387 total employees, substantially all of which were full-time employees. Approximately 87% of the employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.
Executive Officers
The following table sets forth certain information regarding our executive officers as of March 12, 2014:

Name	Age	Positions
Ziv Shoshani	47	Chief Executive Officer, President, and Director
William M. Clancy	51	Executive Vice President and Chief Financial Officer
Thomas P. Kieffer	61	Senior Vice President and Chief Technical Officer
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
Thomas P. Kieffer is our Senior Vice President and Chief Technical Officer. Mr. Kieffer was promoted to the position of Senior Vice President – Corporate R&D for Vishay Intertechnology’s Measurements Group and Foil Resistors Division on January 1, 2008. Prior to that, Mr. Kieffer was Senior Vice President of Vishay Intertechnology’s Micro-Measurements and Load Cells Divisions. He became Division Head of Vishay Intertechnology’s Measurements Group Division in 2000 and from 2002 through 2005 was involved in several acquisitions of measurements businesses. Mr. Kieffer had been employed by Vishay Intertechnology since 1984.Company Information and Website
We began filing annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 after our spin-off from Vishay Intertechnology on July 6, 2010. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at Station Place, 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
In addition, our company website can be found on the Internet at www.vpgsensors.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://ir.vpgsensors.com and click on “SEC Filings”/ “Documents.”
The following corporate governance related documents are also available on our website:

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Audit Committee Charter

•	Code of Business Conduct and Ethics

•	Code of Ethics Applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer or Controller

•	Corporate Governance Principles
To view these documents, access http://ir.vpgsensors.com and click on “Corporate Governance.”
To view our Ethics Program Reporting Procedures, access http:/www.vpgsensors.com/company and click on “Ethics.”
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
We face various degrees and types of competition in our different businesses. In some cases our products compete directly with those of third party competitors. In other cases, competition in one segment, such as in our Weighing and Control Systems segment, may affect not only the sales of our systems within that segment, but also sales of products that we incorporate in those systems from other segments, such as load cells and strain gages.
We have a significant market position in foil resistors and foil strain gages. Foil resistors and foil strain gages are also produced by competitors, principally located in China. We believe that our foil technology products provide superior performance relative to our competitors, but that could change if our competitors succeed in developing and introducing innovative competitive offerings. Also, our foil strain gages compete with other types of strain gages, such as semiconductor strain gages, which we do not manufacture. We believe that other types of strain gages are not as reliable or stable as our foil strain gages, but that could change as the technology for these other products continues to evolve. If our competitors are able to improve the quality, performance, or pricing of their products relative to our offerings, our results of operations could be adversely affected.
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

Our business organization is focused on vertical product integration. For example, we use our strain gages in our force sensor products and our force sensor business is our largest customer (by volume) for our strain gages. Similarly, our weighing and control systems business primarily uses our force sensor products in its systems. Many of the acquisitions which form the core operations of our business in recent years, including our January 2013 acquisition of the KELK business, have been directed towards furthering our vertical integration.

While we believe this has been, and will continue to be, a sound business strategy, vertical product integration and the resulting interdependencies of our divisions exposes us to certain risks. As a consequence of our vertical integration, our force sensors business may compete with certain of our customers and potential customers for strain gages while our systems business may compete with certain of our customers and potential customers for force sensors, who, for that reason, may elect not to do business with us.
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
Such acquisitions or investments, including our acquisition of KELK, involve a number of risks, including the following:

•	we may be unable to achieve the anticipated benefits from the acquisition or investment;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty incorporating the acquired technologies or products with our existing solutions;

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations; and

•	we may lose customers of those companies due to the change in control or for other reasons.

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
Future acquisitions may require us to incur or issue additional indebtedness or issue additional equity.
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
We might require additional capital to support business growth and this capital might not be available.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new offerings or enhance our existing offerings, enhance our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We may encounter difficulties in the implementation or operation of new enterprise resource planning systems.
During the third fiscal quarter of 2013, we implemented a new enterprise resource planning (“ERP”) system in our Foil Technology Products segment at three global locations. This ERP system is integral to our ability to accurately and efficiently manage our manufacturing and sales activities for this segment and provide critical business information to management. The implementation of the ERP system has caused, and may continue to cause, us to incur additional costs, shipment delays, and related customer dissatisfaction; expend employee (including Company management) time and attention; and otherwise burden our internal resources. Any difficulties we encounter with the continued implementation or successful operation of the ERP system could damage the effectiveness of our business processes and could adversely impact our ability to accurately and effectively forecast and manage sales demand, manage our supply chain, and report management information on an accurate and timely basis, any of which could have a material adverse effect on our business and results of operations. If we implement additional ERP systems relating to other portions of our business in the future, we may encounter similar difficulties and associated possible adverse impacts.
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

Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in May 2013, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. In China, for instance, the USTR is concerned about the existence of serious obstacles to the effective protection of intellectual property rights, including the concern that China may treat foreign owned intellectual property differently than that owned or developed in China. The USTR has also expressed an escalating concern about the theft of trade secrets in China (especially via cyber theft), with some theft possibly involving the Chinese government. The USTR also expressed concern that India continues to have a weak legal framework and enforcement system. Argentina, Chile, Indonesia, Russia, Thailand, and Venezuela were also identified because of problems in intellectual property enforcement, and the Ukraine was the first country named on the Priority Foreign Country list in seven years due to a culmination of several years of growing concern over widespread intellectual property theft that is facilitated by government there. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
In many cases, we must initiate communication with our customers, and convince the customer that our products and systems will offer solutions for its business that are technically superior and more cost effective compared to their existing arrangements. To do so, we must often expend significant financial and human resources to develop technologically compelling products or systems with no guarantee that they will be adopted by our customers. The non-recurring engineering (“NRE”) costs for product development in these cases could be substantial and may adversely affect our profitability if we are unable to recover these costs.
Also, customers will often require a lengthy period of onsite testing before committing to purchase a product or system, during which period we will not receive material revenue from the customer. While a design win for our products and systems may result in a long period of recurring revenue during which we hope to recover our costs, we must often internally finance our development costs over significant time periods. If our products or systems fail to gain acceptance with our customers, we will be forced to absorb any NRE costs, which could adversely affect our business if these costs are substantial.

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
In particular, our weighing and control systems can be priced for several hundred thousand dollars per unit, so that a contract to acquire one or more units can materially contribute to our revenues during the period or periods that we are permitted to recognize the contract revenues for accounting purposes. The nature of our weighing and control products and systems, and in particular, the products and systems manufactured by the KELK business, may therefore result in substantial fluctuations in our operating results, including revenues and profitability, from period to period, even though there has been no fundamental change in our business or its prospects. This may make it difficult for investors to undertake period-to-period comparisons of our performance. Also, the fluctuating nature of key components of our revenues may limit the visibility of our management regarding performance in future periods and make it more difficult for our management to provide guidance to our investors.
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
Our products are designed to replace and provide superior functionality over existing product infrastructure utilized by our customers. Often, it is only after introductory demonstrations by our sales and engineering teams that our customers come to appreciate the advantages of our products and systems and the long-term benefits of their adoption. An economic downturn or extended period of economic uncertainty may make customers less receptive to adopting new technological solutions at our suggestion; even ones with demonstrated operational and financial advantages. During these periods, customers may defer or even cancel orders for products and systems for which they have previously contracted or given indications of interest.
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
Pursuant to the SEC’s “conflict minerals” rules, reporting companies that determine that certain metals, dubbed “conflict minerals” by the SEC (which include tantalum, gold, tin and tungsten sourced from the Democratic Republic of the Congo or adjoining countries), are necessary to the functionality or production of a product they manufacture or contract to have manufactured must file a specialized disclosure form with the SEC. The implementation of these requirements has increased our legal compliance costs and may affect the sourcing and availability of minerals used in the manufacture of our products. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all metals used in our products.
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
If a product fails to meet the requirements for the applicable classification level or other approval, the product’s classification or approval may be suspended or reduced to a lower level. During the time that the classification is suspended or reduced to a lower level, net revenues and earnings attributable to that product may be adversely affected.
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
The loss of the services of, or the failure to effectively recruit, qualified personnel, including for key executive positions, could have a material adverse effect on our business.

Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our acquisition of new businesses, such as our acquisition of KELK, requires the integration and harmonization of the acquired business’ internal controls with our existing internal controls in order to properly account for the acquired business’ assets and operations. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.
Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase costs.
Our manufacturing operations, products and/or packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal and remediation of hazardous substances, wastes and certain chemicals used or generated in our manufacturing processes, workplace health and safety labeling or other notifications with respect to the content or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or packaging, and responsibility for disposal of products or packaging. We establish reserves for specifically identified potential environmental liabilities which we believe are adequate. Nevertheless, new liabilities could arise, and we may have unavoidably inherited certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future operation, acquisition or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.
Our credit facilities subject us to financial and operating restrictions.
We maintain revolving credit agreements and term loans with banks that we use, or may use, for working capital, acquisition financing and other purposes. These credit facilities subject us to certain restrictions which may affect, and in some cases significantly limit or prohibit, among other things, our ability to:

•	borrow additional funds;

•	pay dividends or make other distributions;

•	repurchase our common stock;

•	make investments, including capital expenditures;

•	complete acquisitions;

•	engage in transactions with affiliates or subsidiaries; or

•	create liens on our assets.
The credit facilities also require us to maintain certain financial ratios. If we fail to comply with the covenant restrictions contained in either credit facility, that failure could result in defaults under both credit facilities that would accelerate the maturity of the indebtedness for those facilities.
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

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns and changes in tax laws. We and our subsidiaries are engaged in certain intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place which should be respected for tax purposes, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional taxes becoming due. Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by foreign tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.
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
We have substantial operations in Israel. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have the general effect of increasing our net earnings. Any significant increase in the Israeli tax rates could have an adverse impact on our results of operations. There can also be no assurance that in the future the Israeli government will offer new tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received prior to 2013, or that we will be eligible to benefit from them.
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
In connection with the transfer of manufacturing operations to lower-labor-cost countries and the upgrading of existing facilities in high-labor-cost countries, we are also increasing the level of automation in our plants for the purpose of seeking to optimize our capital and labor resources in production, inventory management, quality control, and warehousing. Although we have substantial experience with automation in several of our plants in higher-labor-cost countries, there are risks in seeking to increase the level of automation in plants which previously did not use a significant amount of automation. These risks include the possibility of inefficiencies and higher operating costs in the transition from manual to automated operations, and if the transition extends longer than anticipated, we could suffer product yield inefficiencies, contributing to higher product costs and increasing the time it will take for us to achieve a return on our investment in the capital equipment involved in the automation process. Furthermore, any layoffs or termination of our employees as a result of increased automation may lead to strikes or other types of labor unrest.
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
Our significant foreign subsidiaries are located in the United Kingdom, Canada, Germany, Israel, Japan, and India. We finance our operations in Europe, Canada and certain locations in Asia in local currencies. Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This situation in particular applies to our operations in Canada, India, Israel, China, and Taiwan.
As of December 31, 2013, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
Prior to July 6, 2010, we operated as part of Vishay Intertechnology. Accordingly, we have a short experience operating as an independent company and performing various corporate functions, including human resources, tax administration, legal, treasury administration, investor relations, insurance, information technology and telecommunications services, as well as the accounting for many items such as equity compensation, income taxes, derivatives, intangible assets and pensions. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, all of which could have a material adverse effect on our business.
We use the mark Vishay under license from Vishay Intertechnology, which could result in product and market confusion.
We use the mark Vishay as part of our name and in connection with many of our products. Our use of the Vishay mark is governed by an agreement between us and Vishay Intertechnology, giving us a perpetual, royalty-free, worldwide license for the use of the mark. We believe that it is important that we continue the use of the Vishay name to a certain extent in order to benefit from the reputation of the Vishay brand, which was first used in connection with our foil resistors and strain gages when Vishay Intertechnology was founded 50 years ago.
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
The market price of our common stock and the number of shares traded each day has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

•	shortfalls in our expected net revenue, earnings or key performance metrics;

•	changes in recommendations or estimates by securities analysts;

•	the announcement of new products by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	a change in our dividend or stock repurchase activities;

•	developments in our industry or changes in the market for technology stocks;

•	changes in rules or regulations applicable to our business; and

•	other factors, including economic instability and changes in political or market conditions.
A significant drop in our stock price could expose us to costly and time consuming litigation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse effect on our business.
The holders of Class B convertible common stock have effective voting control of our company.
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (our Chairman) and Ziv Shoshani (our Chief Executive Officer), approximately 76.8% of our Class B convertible common stock, representing 34.3% of the total voting power of our capital stock.
Your percentage ownership of our common stock may be diluted in the future.
Your percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as due to certain convertible or exchangeable debt instruments. The Vishay Precision Group, Inc. 2010 Stock Incentive Program provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers and other employees, advisors and consultants.
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
Our bylaws contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these by-law provisions:

•	stockholders may not change the size of the board of directors or, except in limited circumstances, fill vacancies on the board of directors;

•	stockholders may not call special meetings of stockholders;

•	stockholders must comply with advance notice provisions for nominating directors or presenting other proposals at stockholder meetings; and

•	our Board of Directors, may without stockholder approval, issue preferred shares and determine their rights and terms, including voting rights, or adopt a stockholder rights plan.

These provisions could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorable by our stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 19 principal locations. Our facilities include owned locations and locations leased from third parties, including Vishay Intertechnology. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Chennai, India (a)	Force Sensors	129,000
Wendell, North Carolina USA	Foil Technology Products	127,000
Holon, Israel	Foil Technology Products	97,000
Carmiel, Israel	Force Sensors	80,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Akita, Japan (b)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000
Alajuela, Costa Rica	Foil Technology Products	8,000

Third-Party Leased Locations
Toronto, Canada	Weighing and Control Systems	207,000
Tianjin, People’s Republic of China	Force Sensors	67,000
Rancho Cucamonga, California USA	Force Sensors/Weighing and Control Systems	55,000
Beijing, People’s Republic of China	Force Sensors	40,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Malvern, Pennsylvania USA	Corporate	8,000
Teltow, Germany	Foil Technology Products	5,000
Alajuela, Costa Rica	Foil Technology Products	2,000

Locations Leased from Vishay Intertechnology (shared location)
Be’er Sheva, Israel	Foil Technology Products	14,000

(a)	The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. Stock dividends, or distributions on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 1,000 at March 12, 2014.

	2013		2012
	High	Low	High	Low
Fourth Quarter	$17.07	$13.50	$14.14	$11.68
Third Quarter	$16.95	$14.00	$14.25	$12.99
Second Quarter	$17.70	$12.57	$15.04	$13.32
First Quarter	$14.80	$12.50	$17.50	$14.21
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 12, 2014 we had outstanding 1,025,176 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 44.6% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (our Chairman) and Ziv Shoshani (our Chief Executive Officer), approximately 76.8% of our Class B convertible common stock, representing 34.3% of the total voting power of our capital stock.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a forty-two month period (from its initial listing on July 6, 2010), with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of seven publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at July 6, 2010 and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		7/6/2010	9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
Vishay Precision Group, Inc.	Cum $	100.00	133.42	161.03	133.93	144.27	112.65	136.58	126.75
Russell 2000 Index	Cum $	100.00	114.95	133.64	144.25	141.93	110.90	128.06	143.99
Peer Group *	Cum $	100.00	117.36	149.97	165.82	174.46	138.15	141.27	178.03
			6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Vishay Precision Group, Inc.	Cum $		119.23	119.49	112.99	125.56	129.40	124.36	127.26
Russell 2000 Index	Cum $		138.99	146.29	149.04	167.51	172.68	190.30	206.91
Peer Group *	Cum $		151.00	167.19	180.93	194.88	186.43	218.99	232.01

*The management selected peer group includes: Measurement Specialties, MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2013 and the balance sheet data as of December 31, 2013, 2012, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements.
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

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Net revenues	$240,275	$217,616	$238,107	$207,524	$171,991
Costs of products sold	156,420	142,584	154,996	130,396	119,286
Gross profit	83,855	75,032	83,111	77,128	52,705
Selling, general, and administrative expenses	74,521	63,666	66,847	57,297	43,356
Acquisition costs	794	275	—	—	—
Restructuring and severance costs	538	—	—	—	2,048
Operating income	8,002	11,091	16,264	19,831	7,301

Other income (expense):
Interest expense	(1,022)	(266)	(276)	(390)	(1,237)
Other	(1,579)	(301)	(878)	(928)	714
Other income (expense) - net	(2,601)	(567)	(1,154)	(1,318)	(523)

Income before taxes	5,401	10,524	15,110	18,513	6,778

Income tax expense (benefit)	1,054	(1,240)	4,316	6,770	5,057

Net earnings	4,347	11,764	10,794	11,743	1,721
Less: net earnings attributable to noncontrolling interests	56	73	23	37	17
Net earnings attributable to VPG stockholders/parent (a)	$4,291	$11,691	$10,771	$11,706	$1,704

Earnings per share data:
Basic	$0.32	$0.87	$0.81	$0.88	$0.13
Diluted	$0.31	$0.84	$0.78	$0.85	$0.13

Wt. avg. shares outstanding – basic (b)	13,563	13,367	13,343	13,332	13,332
Wt. avg. shares outstanding – diluted (b)	13,944	13,889	13,834	13,787	13,332

Balance Sheet Data:
Cash and cash equivalents	$72,785	$93,881	$80,828	$82,245	$63,192
Total assets	292,104	263,173	256,605	248,713	209,779
Net payable to affiliates	—	—	—	—	18,495
Long-term debt, less current portion	22,936	11,154	11,463	11,692	1,551
Working capital	137,702	153,754	140,978	136,429	102,489
Total VPG stockholders'/parent equity	203,418	196,649	184,785	176,785	148,090

(a)
For the periods from July 6, 2010 to December 31, 2013, net earnings are attributable to VPG stockholders and for the periods prior to July 6, 2010, net earnings are attributable to Vishay Intertechnology.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The precision sensor market is being influenced by the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers (“OEMs”) strive to make products “smarter,” they are generally integrating more sensors to link the mechanical/physical world with digital control and/or response. We believe this offers a substantial growth opportunity for our products.
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
In January 2013, we completed the acquisition of substantially all of the assets of the George Kelk Corporation ("KELK"). KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used in metals rolling mills and mining applications throughout the world. This acquisition expands our geographic and end market strength in the metals measurement processing market and will add new products to our Weighing and Control Systems reporting segment.
Net revenues for the year ended December 31, 2013 were $240.3 million versus $217.6 million for the prior year. Net earnings attributable to VPG stockholders for the year ended December 31, 2013 were $4.3 million, or $0.31 per diluted share, versus $11.7 million, or $0.84 per diluted share, for the prior year.
The results of operations for the years ended December 31, 2013 and 2012 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profits, adjusted gross margin, adjusted net earnings and adjusted net earnings per share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross margin, adjusted net earnings and adjusted net earnings per share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Years ended December 31,
	2013	2012
Gross profit	$83,855	$75,032
Gross margin	34.9%	34.5%

Reconciling items affecting gross margin
Acquisition purchase accounting adjustments (1)	4,855	—

Adjusted gross profit	$88,710	$75,032
Adjusted gross margin	36.9%	34.5%

	Years ended December 31,
	2013	2012
GAAP net earnings attributable to VPG stockholders	$4,291	$11,691

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (1)	4,855	—
Acquisition costs	794	275
Restructuring costs	538	—

Reconciling items affecting tax expenses (benefit)
Tax effect of purchase accounting adjustments, acquisition cost adjustments, restructuring cost adjustments, and discrete tax items	1,851	3,396
Adjusted net earnings	$8,627	$8,570

Weighted average shares outstanding - diluted	13,944	13,889

Adjusted net earnings per diluted share	$0.62	$0.62
(1) Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory and advance customer payments.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2012 and through the fourth quarter of 2013. The first quarter 2013 data below were recast to reflect the purchase accounting adjustments, recorded in connection with the KELK acquisition valuation during the second quarter of 2013 (dollars in thousands):

	4th Quarter 2012	1st Quarter 2013 (recast)	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013
Net revenues	$51,010	$57,461	$62,837	$57,729	$62,248

Gross profit margin	34.4%	34.8%	34.3%	33.3%	37.1%

End-of-period backlog	$38,900	$63,100	$59,400	$60,900	$60,600

Book-to-bill ratio	0.96	1.02	0.98	1.01	1.00

Inventory turnover	2.73	2.79	2.87	2.75	2.86
See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.
Net revenues during 2013 improved from the fourth quarter of 2012, with the addition of KELK’s revenue in each of the quarters. KELK contributed $5.5 million, $10.5 million, $8.2 million and $6.9 million in revenues during each of the quarters of 2013, respectively. Second quarter 2013 net revenues reflected very strong orders for KELK. Third quarter 2013 revenues were negatively impacted by the decline in revenues in our Foil Technology Products segment mainly due to lower volume. Inefficiencies associated with a previously announced enterprise resource planning (“ERP”) implementation caused a slowdown in shipments during the third quarter of 2013 in three of our manufacturing facilities in the Foil Technology Products segment, resulting in lower revenue for the segment. Revenue also declined in our Weighing and Control Systems segment compared to the strong second quarter of 2013. In the fourth quarter of 2013 we experienced revenue improvements in the Foil Technology Products segment as the issues with the ERP implementation were being addressed. We also had increases in revenues in the Weighing and Control System segment primarily due to the process weighing and on-board weighing business in Europe.

While the Weighing and Control Systems segment gross profit margins have improved in 2013, due to the KELK acquisition, this increase has been partially offset by the KELK acquisition purchase accounting adjustments (see reconciliation table above). Improved gross profit margins in the Weighing and Control Systems segment have been offset by the decreased gross profit margins in the Foil Technology Products and Force Sensors segments. The Foil Technology Products segment was impacted by lower demand in Japan during the first half of 2013, and the effect of an ERP implementation in the third quarter of 2013, which caused manufacturing inefficiencies and a slowdown in shipments. However, we saw in the Foil Technology Products segment, revenue improvements in the fourth quarter which resulted in higher gross margins for the fourth quarter of 2013 compared to the third quarter of 2013. The Force Sensors segment was impacted by lower volume in the second quarter of 2013, and higher manufacturing costs in the third quarter of 2013 related to a new product launch. In the fourth quarter of 2013, we experienced higher gross margins in the Force Sensors segment due to cost reduction savings and favorable foreign exchange rates.

Backlog increased from $38.9 million in the fourth quarter of 2012 to $60.6 million in the fourth quarter of 2013 and was mainly due to the inclusion of KELK. The KELK business has a significant amount of firm commitments and orders within the next six to twelve months, and therefore accounts for the majority of the increase in backlog from the fourth quarter of 2012 through the fourth quarter of 2013.

Our book-to-bill ratio was 1.00 in the fourth quarter of 2013 compared to 0.96 in the fourth quarter of 2012 and 1.01 in the third quarter of 2013. Excluding the effect of the KELK business, which operates with long cycle times of approximately six to nine months from order to delivery, the book-to-bill ratio has remained constant at 1.04 for all four quarters in 2013.

Financial Metrics by Segment
The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by reporting segment for the five quarters beginning with the fourth quarter of 2012, through the fourth quarter of 2013. The first quarter 2013 data for the Weighing and Control Systems segment presented below were recast to reflect the purchase accounting adjustments recorded in connection with the KELK acquisition valuation during the second quarter of 2013 (dollars in thousands):

	4th Quarter 2012	1st Quarter 2013 (recast)	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013
Foil Technology Products
Net revenues	$24,509	$24,352	$24,523	$22,433	$25,737
Gross profit margin	40.6%	37.6%	38.1%	36.7%	40.5%
End-of-period backlog	$19,600	$20,700	$21,600	$24,100	$25,800
Book-to-bill ratio	0.96	1.06	1.05	1.10	1.07
Inventory turnover	3.23	3.42	3.52	3.28	3.34
Force Sensors
Net revenues	$15,502	$16,396	$16,092	$16,388	$15,970
Gross profit margin	22.5%	26.8%	20.5%	17.6%	21.5%
End-of-period backlog	$12,500	$13,000	$13,600	$12,500	$12,800
Book-to-bill ratio	0.94	1.04	1.04	0.92	1.01
Inventory turnover	1.99	1.94	1.99	2.08	2.03
Weighing and Control Systems
Net revenues	$10,999	$16,713	$22,222	$18,908	$20,541
Gross profit margin	37.6%	38.4%	40.1%	43.0%	44.9%
End-of-period backlog	$6,800	$29,400	$24,200	$24,300	$22,000
Book-to-bill ratio	0.99	0.94	0.87	0.98	0.91
Inventory turnover	4.00	3.64	3.65	3.38	3.90
Optimize Core Competence
The Company’s core products incorporate certain technologies that provide customers with precision foil products, force measurement sensors, and systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. We believe this new level of foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, Costa Rica, Israel, the People’s Republic of China, and the Republic of China (Taiwan), where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives.

Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating our sensors and electronic measurement instrumentation (containing foil resistors) and software into our weighing and control systems. Precision foil resistor products are used in many of the control systems that we manufacture. We expect to continue to focus our acquisition strategy in this direction, as exemplified by our acquisition of the KELK business in January 2013. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing operations and distribution channels.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. With the acquisition of KELK, our research and development capabilities and costs have increased. KELK employs a large group of research and development engineers and shares in our philosophy of improving products, developing new innovations, and broadening the range of applications for existing products. The amount charged to expense for research and development aggregated $9.3 million, $6.4 million, and $6.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Cost Management
To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-labor-cost countries to lower-labor-cost countries. This will enable us to become more efficient and cost competitive, and also maintain tighter controls of the operation.
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

The Company recorded restructuring costs of $0.5 million during the year ended December 31, 2013, relating to two cost reduction programs implemented by the Company.
Restructuring costs of $0.4 million were comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring was undertaken primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during 2013.
Restructuring costs of $0.1 million were comprised of employee termination costs, including severance and a statutory retirement allowance at KELK and were incurred in connection with a cost reduction in one of the manufacturing areas. As of December 31, 2013, these costs are recorded within other accrued expenses on the accompanying consolidated balance sheet. The Company anticipates that the payments will be made during the first quarter of 2014.
We are presently executing plans to further reduce our costs by consolidating additional manufacturing operations. These plans will require us to incur restructuring and severance costs in future periods. However, after implementing these plans, we do not anticipate significant restructuring and severance costs for our business except in the context of acquisition integration.
While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service, or our ability to further develop products and processes.
Foreign Currency
We are exposed to foreign currency exchange rate risks, particularly due to transactions in currencies other than the functional currencies of certain subsidiaries. U.S. GAAP requires that entities identify the “functional currency” of each of their subsidiaries and measure all elements of the financial statements in that functional currency. A subsidiary’s functional currency is the currency of the primary economic environment in which it operates. In cases where a subsidiary is relatively self-contained within a particular country, the local currency is generally deemed to be the functional currency. However, a foreign subsidiary that is a direct and integral component or extension of the parent company’s operations generally would have the parent company’s currency as its functional currency. We have subsidiaries that fall into each of these categories.

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
For the year ended December 31, 2013, exchange rate impacts reduced net revenues by $2.1 million, and costs of products sold and selling, general, and administrative expenses by $0.6 million, when compared to the prior year. For the year ended December 31, 2012, exchange rate impacts reduced net revenues by $5.3 million, and costs of products sold and selling, general, and administrative expenses by $5.8 million, when compared to the prior year. For the year ended December 31, 2011, exchange rate impacts increased net revenues by $6.7 million, and costs of products sold and selling, general, and administrative expenses by $7.8 million, when compared to the prior year.
Off-Balance Sheet Arrangements
As of December 31, 2013 and 2012, we do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates by management.
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
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. These estimated fair values are based on financial projections, certain cash flow measures, and market capitalizations. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the goodwill impairment. To measure the amount of the impairment, we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified.

Definite-lived assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to eighteen years. Trade names are being amortized over useful lives of seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. We continually evaluate the reasonableness of the useful lives of these assets. Additionally, we review the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition.
Impairment of Long-Lived Assets
We assess the impairment of our long-lived assets, other than goodwill and other intangible assets, including property and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical or projected operating performance, and significant negative economic trends.

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
Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 87% of our retirement obligations at December 31, 2013. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the consolidated balance sheet.
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Accounting Standards Codification ("ASC") Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We first record unrecognized tax benefits as liabilities in accordance with ASC 740 and then adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available at the time of establishing the liability. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
As of December 31, 2013, the Company anticipates that it is reasonably possible that approximately $0.1 million to $0.3 million of its current unrecognized tax benefits may be reversed within the next twelve months of the reporting date as a result of a lapse of the statute of limitation in certain jurisdictions.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Withholding taxes of approximately $12.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 2013. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
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

Results of Operations – Years Ended December 31, 2013, 2012, and 2011
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2013	2012	2011
Costs of products sold	65.1%	65.5%	65.1%
Gross profit	34.9%	34.5%	34.9%
Selling, general, and administrative expenses	31.0%	29.3%	28.1%
Operating income	3.3%	5.1%	6.8%
Income before taxes	2.2%	4.8%	6.3%
Net earnings	1.8%	5.4%	4.5%
Net earnings attributable to VPG stockholders	1.8%	5.4%	4.5%

Effective tax rate	19.5%	-11.8%	28.6%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Net revenues	$240,275	$217,616	$238,107
Change versus prior year	$22,659	$(20,491)
Percentage change versus prior year	10.4%	-8.6%
Changes in net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011
Change attributable to:
Change in volume	-2.9%	-6.9%
Change in average selling prices	0.0%	0.4%
Foreign currency effects	-0.9%	-2.2%
Acquisitions	14.3%	0.0%
Other	-0.1%	0.1%
Net change	10.4%	-8.6%

During the year ended December 31, 2013, the improvement in revenues, as compared to the prior year period, was due primarily to the acquisition of the KELK business, partially offset by sales volume decreases in our Foil Technology Products segment and our Force Sensors segment. Excluding the impact of the KELK acquisition, the volume in the Weighing and Control System segment remained flat compared to the prior year period.
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

Gross Profit and Margins
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2013	2012	2011
Gross margin percentage	34.9%	34.5%	34.9%

The gross margin percentage for the year ended December 31, 2013 increased compared to the comparable prior year period due to the KELK acquisition. The KELK acquisition purchase accounting adjustments increased costs of products sold during year ended December 31, 2013 by $4.9 million, thereby negatively impacting the gross margin percentage. Excluding these adjustments, the gross margin percentage would have been 36.9% for the year ended December 31, 2013.
For the year ended December 31, 2012, the decrease in gross margin percentage when compared to the prior year was due to lower volume, higher fixed manufacturing costs such as wages, utilities, IT costs, and depreciation.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Net revenues	$97,045	$105,207	$112,176
Change versus prior year	$(8,162)	$(6,969)
Percentage change versus prior year	-7.8%	-6.2%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011
Change attributable to:
Change in volume	-5.0%	-4.8%
Change in average selling prices	-0.3%	0.6%
Foreign currency effects	-2.7%	-2.1%
Other	0.2%	0.1%
Net change	-7.8%	-6.2%

For the year ended December 31, 2013, revenues declined when compared to prior year primarily due to lower shipments at three of our manufacturing facilities, where a new ERP system was implemented during the third quarter of 2013. Inefficiencies from the ERP implementation during the third quarter resulted in a slowdown in shipments. We were able to address some of these issues during the fourth quarter of 2013, but the volume for the year ended December 31, 2013 still decreased as compared to the prior year. Exchange rates also negatively impacted revenues.
For the year ended December 31, 2012, revenues declined when compared to the prior year mainly due to volume decreases in our sales of foil resistor products. Exchange rates also negatively impacted revenues.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2013	2012	2011
Gross margin percentage	38.3%	40.7%	43.5%

For the year ended December 31, 2013, the decrease in gross margin percentage when compared to the prior year was largely due to the reduction in volume as described above. In addition to the slowdown in shipments, the ERP implementation has caused manufacturing inefficiencies which have resulted in lower gross margin percentages when compared to the prior year periods. The impact of exchange rates also negatively impacted gross margins by $1.8 million as compared to the prior year period.
For the year ended December 31, 2012, the decrease in gross margin percentage when compared to the prior year was due to increases in variable costs, such as material usage, wages, and labor inefficiencies, as well as higher fixed manufacturing costs, and depreciation. Included in these higher fixed costs are costs associated with the new pilot line in this segment.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Net revenues	$64,846	$65,787	$71,533
Change versus prior year	$(941)	$(5,746)
Percentage change versus prior year	-1.4%	-8.0%
Changes in Force Sensors segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011
Change attributable to:
Change in volume	-2.1%	-6.4%
Change in average selling prices	0.3%	0.4%
Foreign currency effects	0.5%	-2.0%
Other	-0.1%	0.0%
Net change	-1.4%	-8.0%
For the year ended December 31, 2013, revenues declined slightly when compared to the prior year mainly due to volume decreases in our sales of load cell products.
For the year ended December 31, 2012, revenues declined when compared to the prior year mainly due to volume decreases in our sales of load cell products. The overall economic decline in the industrial environment across all regions impacted this segment. Exchange rates also negatively impacted revenues.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2013	2012	2011
Gross margin percentage	21.6%	20.5%	19.1%
For the year ended December 31, 2013, the increase in the gross margin percentage when compared to the prior year is mainly due to favorable exchange rates. The volume decrease was offset by improved operating efficiencies resulting from movement of production to our new facility in India and a reduction in fixed costs such as travel, transportation and rent.
For the year ended December 31, 2012, the increase in the gross margin percentage when compared to the prior year is mainly due to an improved product mix and the realization of cost savings from the movement of production to our new facility in India.

Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Net revenues	$78,384	$46,622	$54,398
Change versus prior year	$31,762	$(7,776)
Percentage change versus prior year	68.1%	-14.3%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2013 vs. 2012	2012 vs. 2011
Change attributable to:
Change in volume	-0.7%	-12.0%
Change in average selling prices	0.3%	0.2%
Foreign currency effects	1.1%	-2.8%
Acquisitions	66.7%	0.0%
Other	0.7%	0.3%
Net change	68.1%	-14.3%

The acquisition of the KELK business is primarily responsible for the significant increase in revenues for the year ended December 31, 2013, when compared to the prior year periods. Excluding the revenues from KELK, the Weighing and Control Systems segment net revenues increased mainly due to foreign currency effects and an increase in average selling price.
The decrease in volume for the year ended December 31, 2012 compared to the prior year is primarily due to the reduction in on-board weighing revenues in Europe.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2013	2012	2011
Gross margin percentage	41.7%	40.1%	38.0%

For the year ended December 31, 2013, the gross margin percentage increased from the prior year due to the KELK acquisition. Included in the gross margin for 2013 is KELK acquisition purchase accounting adjustments which increased costs of products sold by $4.9 million. Excluding these adjustments, the gross margin percentage would have been 47.9% for the year ended December 31, 2013.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Years ended December 31,
	2013	2012	2011
Total SG&A expenses	$74,521	$63,666	$66,847
as a percentage of net revenues	31.0%	29.3%	28.1%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the year ended December 31, 2013 increased $10.9 million versus the prior year. This increase is mainly due to the acquisition of the KELK business. SG&A expenses for KELK were $10.8 million for the year ended December 31, 2013.
SG&A expenses for the year ended December 31, 2012 decreased versus the prior year. This decrease is due to a reduction in professional service fees of $1.4 million, a decrease in bonuses of $1.1 million and favorable exchange rate fluctuations of $1.8 million, partially offset by higher wage costs of $1.1 million.
Acquisition Costs
In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated statement of operations as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Accounting and legal fees	$652	$184	$—
Appraisal fees	84	20	—
Other	58	71	—
	$794	$275	$—
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
The Company recorded restructuring costs of $0.5 million during the year ended December 31, 2013, relating to two cost reduction programs implemented by the Company.
Restructuring costs of $0.4 million were comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring was undertaken primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during 2013.
Restructuring costs of $0.1 million were comprised of employee termination costs, including severance and a statutory retirement allowance at KELK and were incurred in connection with a cost reduction in one of the manufacturing areas. As of December 31, 2013, these costs are recorded within other accrued expenses on the accompanying consolidated balance sheet. The Company anticipates that the payments will be made during the first quarter of 2014.
Other Income (Expense)
Total interest expense for the year ended December 31, 2013 increased $0.8 million when compared to comparable prior year period. This is primarily due to the term loans, totaling $25.0 million, entered into in January 2013 in connection with the amended and restated credit agreement (see Financial Condition, Liquidity, and Capital Resources below). The term loans were originated in connection with the acquisition of the KELK business.
The following table analyzes the components of the line “Other” on the consolidated statement of operations (in thousands):

	Years ended December 31,
	2013	2012	Change
Foreign exchange loss	$(1,667)	$(285)	$(1,382)
Interest income	266	633	$(367)
Other	(178)	(649)	$471
	$(1,579)	$(301)	$(1,278)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange (loss) gains during the period, as compared to the prior year period is largely due to exposure to currency fluctuations with the Canadian dollar. VPG Canada entered into a secured $15 million term facility denominated in U.S. dollars. The Canadian dollar strengthened against the U.S. dollar during 2013, generating significant foreign exchange losses on this debt.
Other expense was $0.2 million for the year ended December 31, 2013 as compared to $0.6 million in the prior year. Included in other expense during 2012 is a $0.3 million income tax indemnification adjustment.
Total interest expense for the year ended December 31, 2012 was comparable to the prior year. Interest expense for the year ended December 31, 2012 consisted of interest on the exchangeable notes issued in connection with the spin-off and the amortization of deferred bank costs associated with securing a revolving credit facility.
The following table analyzes the components of the line “Other” on the consolidated statement of operations (in thousands):

	Years ended December 31,
	2012	2011	Change
Foreign exchange loss	$(285)	$(1,319)	$1,034
Interest income	633	714	(81)
Other	(649)	(273)	(376)
	$(301)	$(878)	$577
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The Company recorded a foreign exchange loss of $0.3 million during 2012 as compared to a foreign exchange loss of $1.3 million during 2011. The foreign exchange loss during the year is largely due to the revaluation of the non-U.S. dollar-denominated assets at the Company's Israeli operations and the movement of the U.S. dollar compared to the Euro and the Indian rupee.
Other expense was $0.6 million for the year ended December 31, 2012 as compared to $0.3 million in the prior year. Included in other expense during 2012 is a $0.3 million income tax indemnification adjustment.
Income Taxes
Our effective tax rate, based on earnings before income taxes, for the year ended December 31, 2013 was 19.5%, as compared to (11.8)% for the year ended December 31, 2012 and 28.6% for the year ended December 31, 2011. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in those jurisdictions. It is also impacted by discrete items that may occur in any given year, but are not consistent from year to year and may not be indicative of our continued operations. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
2013

•
39.1% rate increase due to the recording of a valuation allowance on deferred tax assets. The primary driver, or 37.0% of the increase, was due to the establishment of a $2.0 million valuation allowance against a portion of the U.S. foreign tax credit carryforward. We believe that there is not sufficient positive evidence existing as of December 31, 2013 that we will generate sufficient income that is eligible to utilize the full foreign tax credit carryforward. Therefore, we concluded that it is more likely than not that only a portion of the foreign tax credit carryforward will be realized before its expiration and thus we have recorded a valuation allowance accordingly.

•	3.8% net rate reduction resulting from the generation of current year excess tax credits.

•
25.8% net rate reduction resulting from tax rate differences between U.S. and non-U.S. jurisdictions. No provision has been made for U.S. taxes, as the undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

•
24.5% net rate reduction resulting from statutory tax rate changes. The primary driver, or 27.7% of the net reduction, relates to a new tax law that was enacted in Israel which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014. Accordingly, the Company’s deferred tax assets in Israel were increased to reflect the higher rate, which allowed the recording of a one-time benefit of $1.5 million.

2012

•
30.1% rate reduction due to the net reversal of a valuation allowance recorded on deferred tax assets. The primary driver, or 26.7% of the reduction, came from a favorable tax ruling received in the fourth quarter of 2012 from the Israeli Tax Authority approving the merger of several wholly-owned Israeli entities. As part of the ruling, we were able to access net operating losses that, on a stand-alone basis, were not available to other members of the Israeli group. We believe there is sufficient positive evidence existing as of December 31, 2012 to conclude that it is more likely than not that the Israeli net operating losses are now realizable, and therefore, reduced the valuation allowance accordingly.

•
23.3% rate reduction resulting from tax rate differences between U.S and non-U.S. jurisdictions. No provision has been made for U.S. taxes, as the undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

•	2.8% rate increase due to the accrual of foreign withholding taxes relating to our global operations.

•	2.3% rate increase associated with statutory tax rate changes.
2011

•
23.6% rate reduction resulting from tax rate differences between U.S. and non-U.S. jurisdictions. No provision has been made for U.S. taxes , as the undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

•
12.6% rate increase due to the net build of a valuation allowance on deferred tax assets, primarily relating to current year net operating losses incurred in Israel. Under applicable accounting principles, we may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is strong negative evidence that these losses will not be utilized.

•	3.1% rate increase due to the recording of an uncertain tax position relating to a foreign jurisdiction in which we operate.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
At December 31, 2013, we had a lower cash balance and higher third-party debt as compared to December 31, 2012, due to the acquisition of the KELK business. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
On January 31, 2013, we completed the acquisition of substantially all of the assets of KELK for an aggregate purchase price of approximately $49.0 million (CDN) ($49.0 million USD). In connection with the acquisition, and to fund a portion of the purchase price, on January 29, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”) among the Company, Vishay Precision Group Canada ULC ("VPG Canada"), the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or its U.S. and Canadian subsidiaries, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans are being repaid in quarterly installments.
Interest payable on amounts borrowed under the 2013 Revolving Facility (other than with respect to Swing Loans), the U.S. Term Facility and the Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.00% per annum is added to the applicable Base Rate or LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2013 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rate was 2.75% at December 31, 2013.

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than$118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company was in compliance with its financial maintenance covenants at December 31, 2013. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at December 31, 2013 or 2012.
Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, is required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility. The total interest rate was 2.40% at December 31, 2013.
The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. During the first quarter of 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, reported in the Company’s 2012 Annual Report on Form 10-K, VAT was not in compliance with the covenant for tangible net worth to total assets ratio and the covenant for minimum tangible shareholders’ equity. The Company obtained a waiver from the Lender respecting such non-compliance as of March 30, 2013. VAT renegotiated the covenants associated with this facility during the second quarter of 2013. The revised financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of December 31, 2013, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.
By reason of the spin-off, VPG assumed the liability for an aggregate $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes is December 13, 2102. Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The total interest rate was 0.25% at December 31, 2013.
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $1.0 million at December 31, 2013 and $1.4 million at December 31, 2012. The debt is payable monthly over the next 8 years at a zero percent interest rate.
See Note 7 to our consolidated financial statements for more details.
Due to our strong product portfolio and market position, our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2013 was $14.6 million as compared to $21.1 million for the year ended December 31, 2012, and $15.6 million for the year ended December 31, 2011. Cash provided by operating activities for the year ended December 31, 2013 was impacted by a decrease in net earnings. Cash provided by operating activities for the year ended December 31, 2012 was impacted by slight reductions in working capital accounts compared to a significant increase in working capital accounts for the year ended December 31, 2011. Cash provided by operating activities for the year ended December 31, 2011 was impacted by tax payments made during 2011, bonus/profit sharing paid in 2011, and other changes in working capital accounts.
Approximately 75% and 82% of our cash and cash equivalents balance at December 31, 2013 and December 31, 2012, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
Asia	30%	17%
United States	25%	18%
Israel	16%	38%
Europe	16%	16%
United Kingdom	7%	11%
Canada	6%	—
Total	100%	100%
We earn a significant amount of our operating income outside the United States, which is deemed to be indefinitely reinvested in the foreign jurisdictions. We currently do not intend, nor do we foresee a need, to repatriate these funds. We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2013, to be indefinitely reinvested and, accordingly, no provision has been made for U.S. income taxes. As of December 31, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $54.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
For the year ended December 31, 2013, we generated free cash of $7.9 million. We refer to “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash generated from operations ($14.6 million) in excess of our capital expenditures ($6.7 million) and net of proceeds from the sale of assets ($0.1 million).
The following table summarizes the components of net cash (debt) at December 31, 2013 and at December 31, 2012 (in thousands):

	December 31
	2013	2012
Cash and cash equivalents	$72,785	$93,881

Third-party debt, including current and long-term
Term loans	$22,000	$—
Third-party debt held by Japanese subsidiary	976	1,363
Exchangeable notes, due 2102	4,097	9,958
Total third-party debt	27,073	11,321
Net cash	$45,712	$82,560
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
Our financial condition as of December 31, 2013 is strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 5.8 to 1.0 at December 31, 2012. This decrease in the current ratio is primarily due to an increase in trade accounts payable, payroll and related liabilities, other accrued expenses and current portion of long-term debt, partially offset by increases in accounts receivable, deferred income taxes and prepaid expenses at December 31, 2013. The changes in all of these accounts are due to the acquisition of KELK, effective January 31, 2013.

Cash paid for property and equipment for the year ended December 31, 2013 and December 31, 2012 was $6.7 million and $8.3 million, respectively. Capital spending for 2013 was comprised of projects related to the normal maintenance of business, cost reduction programs and some carryover projects from 2012. Capital expenditures for 2014 are expected to be approximately $9.0 million to $11.0 million.
Contractual Commitments
As of December 31, 2013, we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$27,073	$4,137	$11,274	$7,274	$4,388
Interest payments on long-term debt	2,611	681	878	205	847
Operating leases	10,710	2,659	4,020	2,196	1,835
Non-competition agreements	585	390	195	—	—
Estimated costs to complete construction in progress	708	708	—	—	—
Unrecognized tax benefits, including interest and penalties	973	—	—	—	973
Expected pension and postretirement plan benefit payments from unfunded plans (a)	2,970	241	548	558	1,623
Expected pension and postretirement plan contributions to funded plans (b)	1,161	1,161	—	—	—
Total contractual cash obligations	$46,791	$9,977	$16,915	$10,233	$9,666
(a) Due to the nature of unfunded plans, benefit payments are considered to be funded when paid.
(b) Due to the uncertainty of future cash outflows, contributions to the pension and other postretirement benefit plans subsequent to 2014 have been excluded from the table above.
Our consolidated balance sheet at December 31, 2013 includes approximately $1.7 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 6 to our consolidated financial statements for further discussion of the Tax Matters Agreement.
Of the $1.7 million of unrecognized tax benefits, $1.0 million are associated with our post spin-off operation, and thus are not covered under the terms of the Tax Matters Agreement. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.
Inflation
Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.
Recent Accounting Pronouncements
See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

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
At December 31, 2013, we have $4.1 million outstanding on our exchangeable notes, which bear interest at LIBOR.
The Company entered into an amended and restated revolving credit facility on January 29, 2013. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR plus a spread. At December 31, 2013, the Company had no borrowings outstanding under the revolving credit facility.
VAT, an Israeli subsidiary of the Company, entered into a revolving credit facility in November 2011 in Israel. Interest payable on the facility is based upon LIBOR plus a spread. At December 31, 2013, VAT had no borrowings outstanding under the revolving credit facility.
At December 31, 2013, we have $72.8 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2013 and 2012, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.3 million and $0.4 million, respectively.
See Note 7 to our consolidated financial statements for additional information about our long-term debt.
Foreign Exchange Risk
We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. During 2011, as a part of our funding activities in Israel, we entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. The term of these contracts ended in July of 2012, and the Company has not entered into any new contracts as of December 31, 2013. We recorded a net gain on these contracts of $0.1 million for the year ended December 31, 2012, and a net loss on these contracts of $0.6 million for the year ended December 31, 2011. These gains and losses are recorded on the consolidated statement of operations as part of other income (expense).
Our significant foreign currency exposures are to the British pound, Canadian dollar, Israeli shekel, Euro, Indian rupee, Japanese yen, Swedish krona, Taiwanese dollar, and Chinese renminbi.
We finance our operations in Europe, Canada, and certain locations in Asia in local currencies. Our operations in Israel and certain locations in Asia are largely financed in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel and China because the percentage of expenses denominated in Israeli shekels and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels and Chinese renminbi to total sales. Therefore, if the Israeli shekel and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced. We also have a higher percentage of British pound-denominated sales than expenses. Therefore, when the British pound strengthens against all or most of our other major currencies, our operating profit is increased. In connection with the KELK acquisition, and to fund a portion of the purchase price, VPG Canada entered into a secured term facility denominated in U.S. dollars. Therefore, if the Canadian dollar strengthens against the U.S. dollar, we are exposed to potentially significant foreign exchange risk related to the valuation of this long-term debt.

We have performed a sensitivity analysis as of December 31, 2013 and 2012, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2013 and 2012, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $1.6 million and $1.0 million for the years ended December 31, 2013 and December 31, 2012, respectively, although individual line items in our consolidated statement of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.0 million for the years ended December 31, 2013 and December 31, 2012, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the 1992 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal controls of the business acquired upon the purchase of the assets of George Kelk Corporation, which is included in our 2013 consolidated financial statements and constituted approximately 19.0% and 15.6% of total and net assets, respectively, as of December 31, 2013 and 12.9% and (30.4%) of net revenues and net earnings, respectively, for the year then ended. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Vishay Precision Group, Inc.
We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Vishay Precision Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business acquired upon the purchase of the assets of George Kelk Corporation, which is included in the 2013 consolidated financial statements of Vishay Precision Group, Inc. and constituted 19.0% and 15.6% of total and net assets, respectively, as of December 31, 2013 and 12.9% and (30.4%) of net revenues and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Vishay Precision Group, Inc. also did not include an evaluation of the internal control over financial reporting of Vishay Precision Group Canada ULC.

In our opinion, Vishay Precision Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 of Vishay Precision Group, Inc. and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2014

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in the definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end and is incorporated herein by reference.
The Company has adopted codes of conduct that constitute “codes of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and to any persons performing similar functions. Such codes of conduct are posted on the Company’s internet website, the address of which is www.vpgsensors.com.
Item 11. EXECUTIVE COMPENSATION
Information required under this item will be contained in our definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in our definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in our definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item will be contained in our definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2013, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

1)	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2013 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

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

10.6*
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

10.8*
Lease Agreement, dated July 4, 2010, between Vishay Advanced Technology, Ltd. and V.I.E.C. Ltd. (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on July 7, 2010 and incorporated herein by reference).

Exhibit No.	Description
10.9*
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

10.11
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

10.15†
Amended and Restated 2010 Vishay Stock Incentive Program, adopted as of June 2, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2011 and incorporated herein by reference).

10.16
Note Instrument, dated July 21, 2010, by Vishay Precision Group, Inc. (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.17
Put and Call Agreement, dated July 21, 2010, by and among Vishay Precision Group, Inc., American Stock Transfer & Trust Co. and the noteholders whose signatures are set forth on the signature pages thereto (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.18
Credit Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference).

10.19
Security Agreement, dated October 14, 2010, by and among Vishay Precision Group, Inc., certain of its domestic subsidiaries, and JPMorgan Chase Bank, National Association, as agent (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2010 and incorporated herein by reference).

10.20†	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).
10.21†
Form of Restricted Stock Unit Award Agreement for Director Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).

10.22†
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

10.24†
Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).

10.25†
Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and Thomas P. Kieffer (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).

10.26
Credit Agreement, dated November 30, 2011, by and among Vishay Advanced Technologies Ltd. and HSBC Bank Plc (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2011 and incorporated herein by reference).

Exhibit No.	Description
10.27
Guarantee of Vishay Precision Group, Inc., dated November 30, 2011 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2011 and incorporated herein by reference).

10.28†
Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).

10.29†
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

10.31†
Form of Performance Restricted Stock Unit Award Agreement for Employee Grants (previously filed as an exhibit to the Registrant’s Current Report on Form 10-K filed with the SEC on March 12, 2013 and incorporated herein by reference).

10.32
Amended and Restated Credit Agreement, dated January 29, 2013, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC, JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).

10.33
Amended and Restated Security Agreement, dated January 29, 2013, by and among Vishay Precision Group, Inc., certain of its domestic subsidiaries, and JPMorgan Chase Bank, National Association, as agent (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2013 and incorporated herein by reference).

10.34
Lease Agreement, between George Kelk Corporation and Anndale Properties Limited (and its successors), dated January 30, 1996 and as amended as of January 17, 2011 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with SEC on May 8, 2013 and incorporated herein by reference).

10.35
Vishay Precision Group, Inc. 2010 Stock Incentive Program, as Amended and Restated Effective May 21, 2013 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2013 and incorporated herein by reference).

10.36
Amendment No. 1, dated June 27, 2013, to the Credit Agreement, dated November 30, 2011, by and between Vishay Advanced Technologies Ltd. and HSBC Bank, plc, Tel Aviv Branch (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2013 and incorporated herein by reference).

10.37†
Amendment to Employment Agreement, dated November 7, 2013 by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.38†
Amendment to Employment Agreement, dated November 7, 2013 by and among Vishay Precision Group, Inc. and William Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013 and incorporated herein by reference).

21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP relating to the Registrant’s financial statements.
31.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.

31.2
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 12, 2014		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 12, 2014
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 12, 2014
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 12, 2014
Marc Zandman

/s/ Samuel Broydo	Director	March 12, 2014
Samuel Broydo

/s/ Saul V. Reibstein	Director	March 12, 2014
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 12, 2014
Timothy V. Talbert

Vishay Precision Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vishay Precision Group, Inc.
We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Precision Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2014

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$72,785	$93,881
Accounts receivable, net of allowances for doubtful accounts of $172 and $168, respectively	40,500	28,766
Inventories:
Raw materials	15,223	14,204
Work in process	19,962	13,696
Finished goods	19,788	21,489
Inventories, net	54,973	49,389
Deferred income taxes	4,784	4,258
Prepaid expenses and other current assets	10,500	9,572
Total current assets	183,542	185,866

Property and equipment, at cost:
Land	1,993	2,023
Buildings and improvements	47,793	47,627
Machinery and equipment	75,644	75,783
Software	6,333	5,427
Construction in progress	1,252	1,788
Accumulated depreciation	(83,692)	(80,556)
Property and equipment, net	49,323	52,092
Goodwill	18,880	—

Intangible assets, net	22,458	8,009

Other assets	17,901	17,206
Total assets	$292,104	$263,173

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,258	$9,190
Payroll and related expenses	15,016	12,831
Other accrued expenses	15,814	8,499
Income taxes	615	1,425
Current portion of long-term debt	4,137	167
Total current liabilities	45,840	32,112

Long-term debt, less current portion	22,936	11,154
Deferred income taxes	1,259	1,831
Other liabilities	7,738	7,433
Accrued pension and other postretirement costs	10,780	13,835
Total liabilities	88,553	66,365

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,711,692 shares outstanding as of December 31, 2013 and 12,345,722 shares outstanding as of December 31, 2012	1,271	1,235
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,025,176 shares outstanding as of December 31, 2013 and December 31, 2012	103	103
Capital in excess of par value	188,424	181,938
Retained earnings	32,647	28,356
Accumulated other comprehensive loss	(19,027)	(14,983)
Total Vishay Precision Group, Inc. stockholders' equity	203,418	196,649
Noncontrolling interests	133	159
Total equity	203,551	196,808
Total liabilities and equity	$292,104	$263,173

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2013	2012	2011
Net revenues	$240,275	$217,616	$238,107
Costs of products sold	156,420	142,584	154,996
Gross profit	83,855	75,032	83,111

Selling, general, and administrative expenses	74,521	63,666	66,847
Acquisition costs	794	275	—
Restructuring costs	538	—	—
Operating income	8,002	11,091	16,264

Other income (expense):
Interest expense	(1,022)	(266)	(276)
Other	(1,579)	(301)	(878)
Other income (expense) - net	(2,601)	(567)	(1,154)

Income before taxes	5,401	10,524	15,110

Income tax expense (benefit)	1,054	(1,240)	4,316

Net earnings	4,347	11,764	10,794
Less: net earnings attributable to noncontrolling interests	56	73	23
Net earnings attributable to VPG stockholders	$4,291	$11,691	$10,771

Basic earnings per share attributable to VPG stockholders	$0.32	$0.87	$0.81
Diluted earnings per share attributable to VPG stockholders	$0.31	$0.84	$0.78

Weighted average shares outstanding - basic	13,563	13,367	13,343

Weighted average shares outstanding - diluted	13,944	13,889	13,834

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2013	2012	2011
Net earnings	$4,347	$11,764	$10,794

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,718)	(1)	(1,944)
Pension and other postretirement actuarial items	1,674	(1,009)	(1,444)
Other comprehensive loss	(4,044)	(1,010)	(3,388)

Comprehensive income	303	10,754	7,406

Less: comprehensive income attributable to noncontrolling interests	56	73	23

Comprehensive income attributable to VPG stockholders	$247	$10,681	$7,383

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities
Net earnings	$4,347	$11,764	$10,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,990	11,661	11,321
Loss on disposal of property and equipment	41	158	20
Share-based compensation expense	743	1,170	961
Inventory write-offs for obsolescence	951	1,444	1,658
Deferred income taxes	(2,324)	(4,871)	(1,961)
Other	112	(45)	(2,033)
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,773)	5,313	41
Inventories	4,738	(1,643)	(3,070)
Prepaid expenses and other current assets	349	(611)	(3,575)
Trade accounts payable	252	(2,235)	(33)
Other current liabilities	171	(1,011)	1,469
Net cash provided by operating activities	14,597	21,094	15,592

Investing activities
Capital expenditures	(6,748)	(8,322)	(16,291)
Proceeds from sale of property and equipment	81	360	147
Purchase of business	(48,919)	—	—
Net cash used in investing activities	(55,586)	(7,962)	(16,144)

Financing activities
Proceeds from long-term debt	25,000	—	—
Principal payments on long-term debt and capital leases	(3,148)	(181)	(136)
Debt issuance costs	(384)	—	—
Net changes in short-term borrowings	—	—	(83)
Distributions to noncontrolling interests	(82)	(67)	(15)
Net cash provided by (used in) financing activities	21,386	(248)	(234)
Effect of exchange rate changes on cash and cash equivalents	(1,493)	169	(631)
(Decrease) increase in cash and cash equivalents	(21,096)	13,053	(1,417)
Cash and cash equivalents at beginning of year	93,881	80,828	82,245
Cash and cash equivalents at end of year	$72,785	$93,881	$80,828

Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$5,861	$—	$—

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2011	$1,231	$103	$180,142	$5,894	$(10,585)	$176,785	$145	$176,930
Net earnings	—	—	—	10,771	—	10,771	23	10,794
Other comprehensive income (loss)	—	—	—	—	(3,388)	(3,388)	—	(3,388)
Share based compensation expense	—	—	522	—	—	522	—	522
Restricted stock issuances (13,810 shares)	1	—	249	—	—	250	—	250
Other	—	—	(155)	—	—	(155)	—	(155)
Conversion from Class B to common stock (20 shares)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2011	$1,232	$103	$180,758	$16,665	$(13,973)	$184,785	$153	$184,938
Net earnings	—	—	—	11,691	—	11,691	73	11,764
Other comprehensive income (loss)	—	—	—	—	(1,010)	(1,010)	—	(1,010)
Share based compensation expense	—	—	786	—	—	786	—	786
Restricted stock issuances (25,104 shares)	3	—	394	—	—	397	—	397
Distributions to noncontrolling interests	—	—	—	—	—	—	(67)	(67)
Balance at December 31, 2012	$1,235	$103	$181,938	$28,356	$(14,983)	$196,649	$159	$196,808
Net earnings	—	—	—	4,291	—	4,291	56	4,347
Other comprehensive income (loss)	—	—	—	—	(4,044)	(4,044)	—	(4,044)
Share based compensation expense	—	—	359	—	—	359	—	359
Restricted stock issuances (106,283 shares)	10	—	292	—	—	302	—	302
Common stock issuance from conversion of exchangeable notes (259,687 shares)	26	—	5,835	—	—	5,861	—	5,861
Distributions to noncontrolling interests	—	—	—	—	—	—	(82)	(82)
Balance at December 31, 2013	$1,271	$103	$188,424	$32,647	$(19,027)	$203,418	$133	$203,551

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Consolidated Financial Statements
Note 1 – Background and Summary of Significant Accounting Policies
Background
Vishay Precision Group, Inc. (“VPG” or the “Company”) is an internationally recognized designer, manufacturer and marketer of components based on resistive foil technology, sensors, and sensor-based systems; specializing in the growing markets of stress, force, weight, pressure, and current measurements. The Company provides vertically integrated products and solutions that are primarily based upon its proprietary foil technology. These products are marketed under a variety of brand names that the Company believes are characterized as having a very high level of precision and quality. VPG’s global operations enable it to produce a wide variety of products in strategically effective geographical locations that also optimize its resources for specific technologies, sensors, assemblies and systems.
On July 6, 2010, Vishay Intertechnology, Inc. (“Vishay Intertechnology”) completed the spin-off of VPG through a tax-free stock dividend to Vishay Intertechnology’s stockholders (see Note 2).
Principles of Consolidation
The consolidated financial statements include the accounts of the individual entities in which the Company maintained a controlling financial interest. For those subsidiaries in which the Company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as noncontrolling interests in the accompanying consolidated balance sheets.
All transactions, accounts, and profits between individual members comprising the Company have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.
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
Research and Development Expenses
Research and development costs are expensed as incurred. With the acquisition of KELK, the Company's research and development capabilities and costs have increased. KELK employs a large group of research and development engineers and shares in the Company's philosophy of improving products, developing new innovations, and broadening the range of applications for existing products. The amount charged to expense for research and development was $9.3 million, $6.4 million, and $6.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes, and for cost reduction measures.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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
The Company records uncertain tax positions in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes, on the basis of a two-step process whereby the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the tax authority.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2013 or 2012.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts at December 31, 2013 and 2012 was $0.2 million and $0.2 million, respectively. Bad debt expense was $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the life of the leased property. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $9.0 million, $8.8 million, and $8.2 million for the years ended December 31, 2013, 2012, and 2011, respectively, which included software depreciation expense of $0.9 million, $0.7 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Business Combinations
The purchase price of an acquired company is allocated between identifiable tangible and intangible assets acquired, and liabilities assumed, from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired businesses are included in the Company's consolidated statement of operations from the dates of acquisition.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trade names are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. These estimated fair values are based on financial projections, certain cash flow measures, and market capitalizations. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the goodwill impairment. To measure the amount of the impairment, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified.

Definite-lived assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to eighteen years. Trade names are being amortized over useful lives of seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets. Additionally, the Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition.
Impairment of Long-Lived Assets
The carrying value of long-lived assets held-and-used, other than goodwill and other intangible assets, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. Losses on long-lived assets held-for-sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.
Foreign Currency Translation
The Company has significant operations outside of the United States. The Company finances its operations in Europe, Canada, and certain locations in Asia in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. The Company’s operations in Israel and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.
For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the consolidated statements of operations and are reported as a separate component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the results of operations.
For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the consolidated statements of operations.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

Derivative Instruments
Beginning in 2011, the Company entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. This exposure results from the Company’s Israeli operations utilizing the U.S. dollar as their functional currency. The term of these contracts ended in July of 2012, and the Company has not entered into any new contracts as of December 31, 2013. The Company has recorded a net gain on these contracts of $0.1 million for the year ended December 31, 2012, and a net loss on these contracts of $0.6 million for the year ended December 31, 2011. These gains and losses were recorded on the consolidated statement of operations as part of other income (expense).
The Company does not utilize derivatives or other financial instruments for trading or other speculative purposes. The Company records all derivatives in the consolidated balance sheet as either assets or liabilities at fair value. The Company has not designated any derivatives as hedges for accounting purposes, and as such the changes in the fair value of derivatives are recognized in current period earnings as a component of other income (expense). The Company does not offset the fair value of derivative instruments with cash collateral held with or received from the same counterparty under a master netting arrangement. In determining fair value, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s own credit risk, the Company estimates its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly-traded debt with a corresponding rating.
Share-Based Compensation
Compensation costs related to share-based payments are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For performance based awards, certain criteria must be met. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was comprised of multiple awards.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current financial statement presentation.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods beginning after December 15, 2012, or in the first quarter of fiscal year 2013 for the Company. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
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

Note 2 – Related Party Transactions (continued)

Commitments, Contingencies, and Concentrations
Relationships with Vishay Intertechnology after Spin-Off
In connection with the spin-off, on July 6, 2010, the Company and its subsidiaries entered into several agreements with Vishay Intertechnology and its subsidiaries that govern the relationship of the parties following the spin-off.
Transition Services Agreement
Pursuant to the Transition Services Agreement, Vishay Intertechnology provided VPG with certain information technology support services for its foil resistor business. The Transition Services Agreement terminated on March 1, 2012. For the year ended December 31, 2011, $0.4 million was paid to Vishay Intertechnology for transition services.
Lease Agreements
Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations.
Future minimum lease payments by VPG for these facilities are estimated as follows (in thousands):

2014	$129
2015	65
Future minimum lease receipts from Vishay Intertechnology for these shared facilities are estimated as follows (in thousands):

2014	$39
2015	19
Note 3 – Acquisition Activity
On December 18, 2012, the Company and its indirectly wholly owned subsidiary, Vishay Precision Group Canada ULC (“VPG Canada”), entered into an asset purchase agreement to acquire substantially all of the assets of the George Kelk Corporation (“KELK”), a privately held company based in Toronto, Canada. On January 31, 2013, the Company and VPG Canada completed the acquisition for an aggregate purchase price of $49.0 million (CDN) ($49.0 million USD). The acquisition was financed using a combination of cash on hand as well as borrowings under the Company’s amended and restated credit agreement (see Note 7). KELK engineers, designs and manufactures highly accurate electronic measurement and control equipment used by metals rolling mills and mining applications throughout the world. This acquisition expands the Company’s geographic and end market strength in the metals measurement processing market and adds new products to the Company’s Weighing and Control Systems reporting segment. For financial reporting purposes, the results of operations for this business have been included in the Weighing and Control Systems reporting segment beginning February 1, 2013. The amount of net revenues and net losses of VPG Canada included in the consolidated statement of operations were as follows (in thousands):

Year ended December 31, 2013
Net revenues	$31,114
Net loss attributable to VPG stockholders (1)	$(1,323)

(1)	The net loss attributable to VPG stockholders includes the effect of purchase accounting adjustments, acquisition costs, restructuring costs, and intercompany interest expense.

Note 3 – Acquisition Activity (continued)

The following table summarizes the fair values assigned to the assets and liabilities as of the January 31, 2013 acquisition date (in thousands):

Working capital (1)	$7,400
Property and equipment	2,100
Intangible assets:
Patents and acquired technology	5,300
Non-competition agreements	200
Customer relationships	12,200
Trade names	1,600
Total intangible assets	19,300
Fair value of acquired identifiable assets	28,800
Purchase price	$49,000
Goodwill	$20,200

(1)
Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, net deferred tax assets, trade accounts payable, accrued payroll, other accrued expenses, and non-current deferred tax liability.

The weighted average useful lives for patents and acquired technology, non-competition agreements and customer relationships are 17, 5, and 18 years, respectively. Trade names are treated as indefinite-lived intangible assets.
Seventy-five percent of the goodwill associated with this transaction is deductible for income tax purposes.
The Company recorded acquisition costs in its consolidated statements of operations as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Accounting and legal fees	$652	$184	$—
Appraisal fees	84	20	—
Other	58	71	—
	$794	$275	$—
The following unaudited pro forma summary financial information presents the operating results of the combined company, assuming the acquisition had occurred as of January 1, 2012 (in thousands, except per share amounts):

Year ended December 31,
2012
Pro forma net revenues	$247,200

Pro forma net earnings attributable to VPG stockholders	$10,534

Pro forma basic earnings per share attributable to VPG stockholders	$0.79

Pro forma diluted earnings per share attributable to VPG stockholders	$0.76

Note 3 – Acquisition Activity (continued)

The pro forma information presented for the year ended December 31, 2012 includes adjustments for interest expense that would have been incurred to finance the acquisition of $0.8 million, the amortization of intangible assets of $0.9 million, acquisition costs of $0.8 million and the fair market value adjustments associated with inventory and advance customer payments of $4.9 million. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred on January 1, 2012. Pro forma information for the year ended December 31, 2013 is not presented as it would not be materially different than the consolidated statement of operations presented.
Note 4 – Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The Company performed the first step of the two-step impairment test as of the first day of the fiscal fourth quarter and has determined that there was no impairment of the goodwill.
The change in the carrying amount of goodwill is as follows (in thousands):

	Weighing and Control Systems Segment	Total
Balance at January 1, 2013	$—	$—
Goodwill acquired in the KELK acquisition	20,200	20,200
Foreign currency translation adjustment	(1,320)	(1,320)
Balance at December 31, 2013	$18,880	$18,880
Intangible assets were as follows (in thousands):

	December 31,
	2013	2012
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$9,026	$4,104
Customer relationships	17,897	6,587
Trade names	1,846	1,998
Non-competition agreements	12,921	14,462
	41,690	27,151
Accumulated amortization:
Patents and acquired technology	(3,240)	(2,908)
Customer relationships	(5,750)	(4,736)
Trade names	(1,719)	(1,736)
Non-competition agreements	(10,019)	(9,762)
	(20,728)	(19,142)
Net intangible assets subject to amortization	$20,962	$8,009

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	1,496	—
	$22,458	$8,009
Certain intangible assets are subject to foreign currency translation. The Company has performed its annual impairment test on the indefinite-lived intangible assets as of the first day of the fiscal fourth quarter and has determined that there was no impairment of the indefinite-lived intangible assets.

Note 4 – Goodwill and Other Intangible Assets (continued)

Amortization expense was $3.0 million, $2.8 million, and $3.1 million, for the years ended December 31, 2013, 2012, and 2011, respectively. KELK accounted for $0.9 million of amortization expense for the year ended December 31, 2013.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2014	$2,580
2015	2,255
2016	1,540
2017	1,544
2018	1,308
As part of certain acquisitions, the Company entered into non-competition agreements with certain employees, former employees, and owners of acquired companies. Some payments under these agreements are made over the non-competition period. Pursuant to these agreements, at December 31, 2013 and 2012, the Company had liabilities of $0.6 million and $1.0 million, respectively, recorded in other liabilities in the consolidated balance sheets.
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
The Company recorded restructuring costs of $0.5 million during the year ended December 31, 2013. This included two cost reduction programs implemented by the Company.
Restructuring costs of $0.4 million were comprised of employee termination costs, including severance and a statutory retirement allowance, covering 16 technical, production and administrative employees at one of the Company’s subsidiaries in Japan. The restructuring was undertaken primarily in response to the declining business conditions in Japan. The restructuring costs were fully paid during 2013.
Restructuring costs of $0.1 million were comprised of employee termination costs, including severance and a statutory retirement allowance at KELK and were incurred in connection with a cost reduction in one of the manufacturing areas. As of December 31, 2013, these costs are recorded within other accrued expenses on the accompanying consolidated balance sheet. The Company anticipates that the payments will be made during the first quarter of 2014.
Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2013	2012	2011
Domestic	$(4,857)	$(2,105)	$(838)
Foreign	10,258	12,629	15,948
	$5,401	$10,524	$15,110

Note 6 – Income Taxes (continued)

The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$41	$(40)	$829
State and local	156	220	39
Foreign	3,181	3,451	5,409
	3,378	3,631	6,277
Deferred:
Federal	425	(394)	(918)
State and local	(41)	(78)	190
Foreign	(2,708)	(4,399)	(1,233)
	(2,324)	(4,871)	(1,961)
Total income tax expense (benefit)	$1,054	$(1,240)	$4,316
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Tax at statutory rate	$1,890	$3,683	$5,288
State income taxes, net of U.S. federal tax benefit	76	94	149
Effect of foreign operations	(395)	(1,627)	(3,437)
Change in valuation allowance	2,113	(3,163)	1,910
Change in unrecognized tax benefits, net	150	45	475
Tax credits	(1,809)	(427)	(462)
Statutory rate changes	(1,324)	220	391
Other	353	(65)	2
Total income tax expense (benefit)	$1,054	$(1,240)	$4,316

Note 6 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Pension and other postretirement costs	$4,240	$5,014
Inventories	2,122	2,190
Net operating loss carryforwards	7,555	5,116
Tax credit carryforwards	3,096	1,419
Deferred compensation	1,993	2,207
Other accruals and reserves	3,252	2,269
Total gross deferred tax assets	22,258	18,215
Less: valuation allowance	(5,249)	(2,790)
	17,009	15,425
Deferred tax liabilities:
Tax over book depreciation	(645)	(611)
Intangible assets, including tax deductible goodwill	(1,574)	(1,026)
Total gross deferred tax liabilities	(2,219)	(1,637)
Net deferred tax assets	$14,790	$13,788
At December 31, 2013 and 2012, the Company had tax credit carryforwards of $3.1 million and $1.4 million, respectively. The primary component of the 2013 and 2012 carryforward relates to U.S. foreign tax credits. The Company has completed the appropriate weighing of positive and negative evidence as required by ASC 740 and determined that the realization of the entire foreign tax credit carryforward is not more likely than not to be realized before its expiration, therefore the Company has recorded a $2.0 million valuation allowance as of December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence continues, in the form of generating excess foreign tax credits while not utilizing existing credit carryforwards, could cause a revaluation of potential future utilization. A portion of the U.S. foreign tax credit carryforward will begin to expire in 2020.
At December 31, 2013 and 2012, the Company had the following significant net operating loss carryforwards for tax purposes (in thousands):

	December 31,
Jurisdiction	2013	2012	Begin to Expire
Belgium	$535	$518	No expiration
Canada	348	—	2034
Israel	3,899	2,556	No expiration
Netherlands	183	271	2021
United Kingdom	—	427	No expiration
United States - Federal	571	—	2034
United States - State	1,943	1,260	2023
A valuation allowance is required when it is more likely than not that all, or a portion of, a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence, in the form of cumulative losses, is no longer present and additional weight may be given to subjective evidence, such as projections for growth. An example of significant objective negative evidence is a three year cumulative loss incurred as of the balance sheet

Note 6 – Income Taxes (continued)

date. Such objective evidence limits the ability to consider other subjective evidence, such as the projections for future growth. The Company has recorded a valuation allowance against certain jurisdictional net operating loss carryforwards and other tax attributes. As of December 31, 2013 and 2012, the valuation allowance was $5.2 million and $2.8 million, respectively. During the years ended December 31, 2013 and 2012, the Company increased its valuation allowance in the amount of $2.4 million and decreased its valuation allowance in the amount of $7.1 million, respectively. The significant increase in the Company’s valuation allowance in 2013 is due to the recording of a $2.0 million valuation allowance on a portion of the U.S. foreign tax credit carryforward. The Company believes that there is not sufficient positive evidence existing as of December 31, 2013, to conclude that it is more likely than not that this portion of the foreign tax credit carryforward will be realized before its expiration and thus has recorded a valuation allowance accordingly. The significant reduction in 2012 of the Company's valuation allowance is because of a favorable ruling received in the fourth quarter of 2012 from the Israeli Tax Authority approving a merger of several of the Company's wholly-owned Israeli entities. As part of the ruling, the Company was able to access net operating losses that, on a standalone basis, were not available to other members of the Israeli group. As a result, the Company believes there was sufficient positive evidence existing as of December 31, 2012 to conclude that it is more likely than not that the Israeli net operating losses are now realizable.
At December 31, 2013 and 2012, the Company had the following significant valuation allowances for tax purposes (in thousands):

	December 31,
Jurisdiction	2013	2012
Belgium	$535	$520
Netherlands	183	271
United States	4,450	1,913
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $103.5 million at December 31, 2013, versus $87.4 million at December 31, 2012. The increase in undistributed earnings is primarily a result of current year activity. The undistributed earnings are considered to be indefinitely reinvested; accordingly, no provision has been made for U.S. federal and state income taxes. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $12.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 2013.
Net income taxes paid were $3.4 million, $5.0 million and $8.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
Under the Tax Matters Agreement, Vishay Intertechnology is contractually obligated for any increase in contingent income tax liabilities recorded in connection with the Company’s uncertain tax positions, which were previously taken by Vishay Intertechnology on its tax returns with respect to a VPG entity up to the date of the spin-off. As of December 31, 2013, the Company recorded in its consolidated balance sheet, a gross tax liability of $0.7 million (including accrued interest and penalties) related to these tax positions in other liabilities with a corresponding receivable from Vishay Intertechnology recorded in other assets.

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$1,101	$1,431	$956
Addition based on tax positions related to current year	53	198	475
Addition based on tax positions related to prior years	78	99	—
Currency translation adjustments	38	—	—
Reduction for lapses of statute of limitations	(78)	(627)	—
Balance before indemnification receivable	1,192	1,101	1,431
Receivable from Vishay Intertechnology for indemnification	(350)	(338)	(914)
Balance at end of year	$842	$763	$517
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued total penalties and interest of $0.5 million as of December 31, 2013, of which total accrued penalties and interest of $0.4 million are recorded within the indemnification receivable. As of December 31, 2012, and December 31, 2011, the Company accrued total penalties and interest of $0.5 million and $0.1 million, respectively, of which $0.4 million and $0.1 million were recorded within the indemnification receivable from Vishay Intertechnology.
Included in the balance of unrecognized tax benefits as of December 31, 2013, 2012, and 2011, is $1.2 million, $1.1 million and $1.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. In addition, as of December 31, 2013, the Company anticipates that it is reasonably possible that approximately $0.1 million to $0.3 million of its current unrecognized tax benefits may be reversed within the next twelve months of the reporting date due to the expiration of statutes of limitation in certain jurisdictions. The unrecognized tax benefits that are anticipated to be reversed are covered by the Tax Matters Agreement. Upon reversal, the Company will recognize a component of pretax expense associated with the reversal of a portion of the indemnification receivable, and an income tax benefit associated with the reversal of the unrecognized tax benefit.
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
Currently, the Company has an ongoing income tax audit in India for the 2009 tax year. As a consequence of on-going Vishay Intertechnology audits, the Company’s Israeli and U.S. subsidiaries may also be subject to audit for the 2008 through 2010 tax years and the 2010 tax year, respectively.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
2013 Credit Agreement - revolving facility	$—	$—
2013 Credit Agreement - U.S. term facility	8,000	—
2013 Credit Agreement - Canadian term facility	14,000	—
2010 Credit Agreement - revolving facility (1)	—	—
Israeli Credit Agreement - revolving facility	—	—
Exchangeable unsecured notes, due 2102	4,097	9,958
Other debt	976	1,363
	27,073	11,321
Less: current portion	4,137	167
	$22,936	$11,154

(1)
Through December 31, 2012, multi-currency revolving facility with interest payable at agent's prime rate, the Federal Funds rate or LIBOR, adjusted by an interest rate margin of 0.00% to 2.75% per annum, depending on the Company's leverage ratio. This facility was amended and restated on January 29, 2013, as described below.

2013 Credit Agreement
On January 29, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”) among the Company, VPG Canada, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised and expanded to provide for the following facilities: (1) a secured revolving facility in an aggregate principal amount of $15.0 million (the “2013 Revolving Facility”), the proceeds of which may be used for general corporate purposes, with sublimits of (i) $10.0 million which can be used for letters of credit for the account of the Company or its U.S. and Canadian subsidiaries, and (ii) up to $5.0 million which can be used for loans outstanding for up to 5 business days (“Swing Loans”); (2) a secured term facility for the Company, the proceeds of which are to be loaned by the Company to its subsidiaries to fund the KELK acquisition, in an aggregate principal amount of $10.0 million (the “U.S. Term Facility”); and (3) a secured term facility for VPG Canada in an aggregate principal amount of $15.0 million (the “Canadian Term Facility”). The aggregate principal amount of the 2013 Revolving Facility may be increased by a maximum of $10.0 million upon the request of the Company, subject to the terms of the 2013 Credit Agreement. The 2013 Credit Agreement terminates on January 29, 2018. The term loans are being repaid in quarterly installments.
Interest payable on amounts borrowed under the 2013 Revolving Facility (other than with respect to Swing Loans), the U.S. Term Facility and the Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.00% per annum is added to the applicable Base Rate or LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2013 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rate was 2.75% at December 31, 2013.

Note 7 – Long-Term Debt (continued)

The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company was in compliance with its financial maintenance covenants at December 31, 2013. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Israeli Credit Agreement
Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminates on November 30, 2014. There was no balance outstanding on this facility at December 31, 2013 or 2012.
Interest payable on the VAT Revolving Facility is based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum is added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, is required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility. The total interest rate was 2.40% at December 31, 2013.
The Credit Agreement requires VAT to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. During the first quarter of 2013, VAT was in compliance with the leverage ratio, but, as a result of the legal entity merger within Israel, reported in the Company’s 2012 Annual Report on Form 10-K, VAT was not in compliance with the covenant for tangible net worth to total assets ratio and the covenant for minimum tangible shareholders’ equity. The Company obtained a waiver from the Lender respecting such non-compliance as of March 30, 2013. VAT renegotiated the covenants associated with this facility during the second quarter of 2013. The revised financial maintenance covenants require VAT to maintain (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of December 31, 2013, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT Revolving Facility could be terminated by the Lender, and any amounts outstanding pursuant to the VAT Revolving Facility could become immediately payable.
Other Lines of Credit
In addition to the 2013 Revolving Facility and the VAT Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with various foreign banks aggregating approximately $4.0 million and $0.0 million at December 31, 2013 and 2012, respectively. There are no outstanding balances related to these arrangements.
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
The notes are subject to a put and call agreement under which the holders may at any time put the notes to the Company in exchange for shares of the Company’s common stock, and the Company may call the notes in exchange for cash or for shares of its common stock at any time after January 1, 2018. The put/call rate of the VPG notes is $22.57 per share of common stock. Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. (See also Note 13).

Note 7 – Long-Term Debt (continued)

The notes bear interest at LIBOR. Interest is payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The total interest rate was 0.25% at December 31, 2013.
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 8 years at a zero percent interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2014	$4,137
2015	5,137
2016	6,137
2017	7,137
2018	137
Thereafter	4,388
Interest paid on third-party debt was $0.7 million, $0.2 million and $0.1 million during the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively.
Note 8 – Stockholders’ Equity
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
The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. As discussed in Note 7, the Company is restricted from paying cash dividends. Stock dividends, or distributions, on any class of stock are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.
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

Note 8 – Stockholders’ Equity (continued)

Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2011
Pension and other postretirement actuarial items	$(1,487)	$(2,104)	$623	$(1,481)	$(2,968)
Reclassification adjustment for recognition of actuarial items		61	(24)	37	37
Foreign currency translation adjustment	(9,098)	(1,944)	—	(1,944)	(11,042)
	$(10,585)	$(3,987)	$599	$(3,388)	$(13,973)
December 31, 2012
Pension and other postretirement actuarial items	$(2,931)	$(1,474)	$355	$(1,119)	$(4,050)
Reclassification adjustment for recognition of actuarial items		161	(51)	110	110
Foreign currency translation adjustment	(11,042)	(1)	—	(1)	(11,043)
	$(13,973)	$(1,314)	$304	$(1,010)	$(14,983)
December 31, 2013
Pension and other postretirement actuarial items	$(3,940)	$1,888	$(353)	$1,535	$(2,405)
Reclassification adjustment for recognition of actuarial items		191	(52)	139	139
Foreign currency translation adjustment	(11,043)	(5,718)	—	(5,718)	(16,761)
	$(14,983)	$(3,639)	$(405)	$(4,044)	$(19,027)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).
Note 9 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at December 31, 2013 and $1.8 million at December 31, 2012, and the related liabilities of $1.8 million and $1.8 million at December 31, 2013 and 2012, respectively.
The Vishay Precision Group Nonqualified Retirement Plan is frozen. Accordingly, no new employees may participate in the plan, no further participant contributions are permitted, and no further benefits accrue. Benefits accumulated prior to the freezing of the U.S. pension plan will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the rabbi trust to fund this accumulated benefit obligation.
Non-U.S. Pension Plans
The Company provides pension and similar benefits to employees of certain non-U.S. subsidiaries consistent with local practices. Pension benefits earned are generally based on years of service and compensation during active employment.

Note 9 – Pensions and Other Postretirement Benefits (continued)

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
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2013		December 31, 2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$23,308	$2,687	$19,989	$2,771
Service cost (adjusted for actual employee contributions)	453	77	476	67
Interest cost	860	114	865	101
Contributions by participants	53	—	52	—
Actuarial losses (gains)	(1,356)	162	2,023	(70)
Benefits paid	(780)	(214)	(414)	(182)
Currency translation	(187)	—	317	—
Benefit obligation at end of year	$22,351	$2,826	$23,308	$2,687

Change in plan assets:
Fair value of plan assets at beginning of year	$13,091	$—	$10,800	$—
Actual return on plan assets	1,195	—	1,187	—
Company contributions	1,472	214	1,057	182
Contributions by participants	53	—	52	—
Benefits paid	(780)	(214)	(414)	(182)
Currency translation	323	—	409	—
Fair value of plan assets at end of year	$15,354	$—	$13,091	$—

Funded status at end of year	$(6,997)	$(2,826)	$(10,217)	$(2,687)
Amounts recognized in the consolidated balance sheet consist of the following pretax amounts (in thousands):

	December 31, 2013		December 31, 2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Accrued pension and other postretirement costs	$(6,997)	$(2,826)	$(10,217)	$(2,687)
Accumulated other comprehensive loss	2,411	639	4,693	499
	$(4,586)	$(2,187)	$(5,524)	$(2,188)
Actuarial items consist of the following (in thousands):

	December 31, 2013		December 31, 2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Unrecognized net actuarial loss	$2,402	$639	$4,683	$499
Unrecognized prior service cost	3	—	3	—
Unamortized transition obligation	6	—	7	—
	$2,411	$639	$4,693	$499

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2013	2012
Accumulated benefit obligation, all plans	$20,947	$21,884
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$21,447	$23,095
Accumulated benefit obligation	20,390	21,791
Fair value of plan assets	14,623	12,935
The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2013		2012		2011
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Annual service cost	$506	$77	$528	$67	$555	$40
Less: employee contributions	53	—	52	—	56	—
Net service cost	453	77	476	67	499	40
Interest cost	860	114	865	101	894	124
Expected return on plan assets	(605)	—	(595)	—	(608)	—
Amortization of actuarial losses	166	23	95	37	4	30
Amortization of transition obligation	4	—	1	28	—	27
Net periodic benefit cost	$878	$214	$842	$233	$789	$221
See Note 8 for the pretax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2013, 2012, and 2011. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2014 approximate the amounts amortized in 2013.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2013		2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	4.22%	4.57%	3.85%	3.68%
Rate of compensation increase	3.56%	N/A	2.67%	N/A
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2013 and 2012:

	2013		2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	3.85%	3.68%	4.24%	4.15%
Rate of compensation increase	2.67%	N/A	2.56%	N/A
Expected return on plan assets	4.65%	N/A	5.11%	N/A
Health care trend rate	N/A	5.08%	N/A	5.07%
The health care trend ultimate rate remains flat at 5.00% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Note 9 – Pensions and Other Postretirement Benefits (continued)

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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2013 and 2012.
Plan assets are comprised of:

	December 31, 2013		December 31, 2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Equity securities	48%	—	44%	—
Fixed income securities	33%	—	41%	—
Cash and cash equivalents	19%	—	15%	—
Total	100%	—	100%	—
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
A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (see Note 15 for further description of the levels within the fair value hierarchy (in thousands)):

As of December 31, 2013		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,312	$7,312	$—	$—
Fixed income securities	5,010	5,010	—	—
Cash and cash equivalents	3,033	3,033	—	—

As of December 31, 2012		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$5,719	$5,719	$—	$—
Fixed income securities	5,346	5,346	—	—
Cash and cash equivalents	2,026	2,026	—	—

Note 9 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	Pension Plans	OPEB Plans
2014	$652	$149
2015	736	185
2016	818	178
2017	679	197
2018	716	172
2019 - 2023	4,154	1,085
The Company anticipates making contributions to its funded and unfunded pension and postretirement benefit plans of approximately $1.4 million during 2014.
Other Retirement Obligations
The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2013 and 2012, the consolidated balance sheets include $1.0 million and $0.9 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.7 million, $0.9 million, and $0.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.1 million at December 31, 2013 and $2.5 million at December 31, 2012, and the related liabilities of $3.5 million and $3.1 million at December 31, 2013 and 2012, respectively.
Note 10 – Share-Based Compensation
On May 21, 2013, the stockholders of the Company approved the Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”). The Plan provides for an increase of 500,000 shares of common stock available for issuance under the Plan, from 500,000 shares to an aggregate of 1,000,000 shares. Aside from the increase in the number of shares of common stock available for issuance thereunder, the Plan is substantially unchanged as a result of the amendment and restatement approved by the Company's stockholders. At December 31, 2013, the Company had reserved 683,595 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for future grants under the Plan.
Stock Options
In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.

Note 10 – Share-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2013		2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding:
Beginning of year	32	$18.03	32	$18.03	32	$18.03
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(5)	17.87	—	—	—	—
End of year	27	$18.06	32	$18.03	32	$18.03

Vested and expected to vest	27		32		32

Exercisable:
End of year	27		28		24
The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2013 (number of options in thousands):

Ranges of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$11.92	4	4.56	$11.92	4	$11.92
$18.92	19	3.16	18.92	19	18.92
$20.58	4	0.58	20.58	4	20.58
Total	27	2.97	$18.06	27	$18.23
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2013, 2012 or 2011.
The pretax aggregate intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of 2013 of $14.89 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013 is not material. No options were exercised during the years ended December 31, 2013, 2012 or 2011.
Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members and executive officers of the Company during 2013. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.

Note 10 – Share-Based Compensation (continued)

On January 16, 2013, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.8 million and were comprised of 63,262 RSUs, as determined using the average of the closing stock price of the last 5 trading days preceding January 1, 2013. Twenty-five percent of these awards will vest on January 1, 2016 subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2016, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals. The compensation cost with respect to the awards is recognized ratably over the three year vesting period, subject to meeting the performance based criteria.
On May 21, 2013, the Board of Directors approved the issuance of an aggregate of 3,910 restricted stock units to the three independent board members and to the non-executive Chairman of the Board, with a grant-date fair value of $0.1 million. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2013		2012		2011
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	193	$15.98	129	$16.03	101	$15.79
Granted	67	13.07	92	15.88	43	16.70
Vested	(114)	15.88	(28)	15.85	(15)	15.49
End of year	146	$14.72	193	$15.98	129	$16.03
The fair value of the RSUs vested during 2013 approximates the grant-date fair value.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015	9	29	38
January 1, 2016	23	24	47
Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2013	2012	2011
Stock options	$3	$10	$20
Restricted stock units	740	1,160	941
Total	$743	$1,170	$961
It was determined in the fourth quarter of 2013 that certain performance criteria associated with the awards granted in 2012 and 2013 were unlikely to be fully achieved, and therefore, share-based compensation expense was reduced in 2013 to reflect the anticipated performance level.
The deferred tax benefit on share-based compensation expense was $0.3 million, $0.4 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the Company had $0.6 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 2 years.

Note 11 – Commitments, Contingencies, and Concentrations
Leases
The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.
Total rental expense under operating leases was $3.8 million, $3.2 million, and $3.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Future minimum lease payments for operating leases (excluding related party leases as detailed in Note 2) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2014	$2,659
2015	2,390
2016	1,630
2017	1,279
2018	917
Thereafter	1,835
Litigation
From time to time, the Company is a party to various claims and lawsuits arising in the normal course of business. The Company is of the opinion that these litigations or claims will not have a material negative effect on its consolidated financial position, results of operations, or cash flows.
Executive Employment Agreements
The Company has employment agreements with its executive officers which outline base salary, incentive compensation, and equity-based compensation. The initial employment agreement with the Company’s President and Chief Executive Officer also provided for a special sign-on bonus of $0.4 million, which became payable on July 6, 2010, and was ratably amortized to selling, general, and administrative expense over the initial term of his employment agreement. The special sign-on bonus was fully amortized as of December 31, 2013. The employment agreements with the Company’s executive officers also provide for incremental compensation in the event of termination without cause or for good reason.
On November 7, 2013, the Company amended the employment agreements of certain of its executive officers to modify the target amounts for both their cash bonus award and annual equity incentive award opportunities, beginning with the 2014 fiscal year. See Note 16 for the equity award granted on January 29, 2014.
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

Note 11 – Commitments, Contingencies, and Concentrations (continued)

Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2013 and 2012, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2013 and 2012, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2013 and December 31, 2012:

	December 31,
	2013	2012
Asia	30%	17%
United States	25%	18%
Israel	16%	38%
Europe	16%	16%
United Kingdom	7%	11%
Canada	6%	—
Total	100%	100%

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
VPG evaluates reporting segment performance based on multiple performance measures including gross margins, revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Reporting segment assets are the owned or allocated assets used by each segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products.

Note 12 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2013
Net third-party revenues	$97,045	$64,846	$78,384	$—	$240,275
Intersegment revenues	1,989	2,140	1,175	(5,304)	—
Gross profit	37,156	14,023	32,676	—	83,855
Segment operating income (loss)	19,792	4,905	10,438	(27,133)	8,002
Acquisition costs	—	—	794	—	794
Restructuring costs	388	—	150	—	538
Depreciation and amortization expense	5,371	3,577	1,980	1,062	11,990
Capital expenditures	3,353	2,485	704	206	6,748
Total assets	84,325	68,498	108,285	30,996	292,104

2012
Net third-party revenues	$105,207	$65,787	$46,622	$—	$217,616
Intersegment revenues	1,442	2,732	2,530	(6,704)	—
Gross profit	42,848	13,483	18,701	—	75,032
Segment operating income (loss)	25,467	4,504	5,983	(24,863)	11,091
Acquisition costs	—	—	275	—	275
Depreciation and amortization expense	5,850	3,707	849	1,255	11,661
Capital expenditures	4,333	3,307	422	260	8,322
Total assets	118,893	61,040	54,789	28,451	263,173

2011
Net third-party revenues	$112,176	$71,533	$54,398	$—	$238,107
Intersegment revenues	2,078	2,467	3,600	(8,145)	—
Gross profit	48,807	13,654	20,650	—	83,111
Segment operating income (loss)	30,870	4,231	8,009	(26,846)	16,264
Depreciation and amortization expense	5,380	4,026	842	1,073	11,321
Capital expenditures	6,411	7,978	1,610	292	16,291
Total assets	103,358	77,220	52,528	23,499	256,605
The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Unallocated selling, general, and administrative expenses	$(28,465)	$(25,138)	$(26,846)
Acquisition costs	794	275	—
Restructuring costs	538	—	—
	$(27,133)	$(24,863)	$(26,846)

Note 12 – Segment and Geographic Data (continued)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area, and property and equipment based on physical location (in thousands):

	Years ended December 31,
Net Revenues	2013	2012	2011
United States	$86,897	$92,807	$93,638
United Kingdom	32,915	29,582	30,281
Other Europe	53,691	54,212	67,305
Israel	2,226	3,708	4,861
Asia	32,410	36,177	41,183
Canada	32,136	1,130	839
	$240,275	$217,616	$238,107

	December 31,
Property and Equipment - Net	2013	2012
United States	$6,209	$6,923
United Kingdom	6,075	5,891
Other Europe	2,018	2,261
Israel	16,394	17,795
Asia	16,439	18,905
Canada	2,188	317
	$49,323	$52,092

Note 13 – Earnings Per Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 10), warrants (see Note 8), and other potentially dilutive securities.

Note 13 – Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2013	2012	2011
Numerator:

Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$4,291	$11,691	$10,771
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	15	30	20
Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$4,306	$11,721	$10,791
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,563	13,367	13,343
Effect of dilutive securities:
Exchangeable notes	311	441	441
Employee stock options	1	1	1
Restricted stock units	69	80	49
Dilutive potential common shares	381	522	491
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,944	13,889	13,834

Basic earnings per share attributable to VPG stockholders	$0.32	$0.87	$0.81

Diluted earnings per share attributable to VPG stockholders	$0.31	$0.84	$0.78
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2013	2012	2011
Weighted average employee stock options	23	28	28
Weighted average warrants	—	—	630
The warrants expired on December 15, 2012. The warrants were antidilutive in 2012 through the expiration date. See Note 8 for discussion of the warrants.
Note 14 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Foreign exchange loss	$(1,667)	$(285)	$(1,319)
Interest income	266	633	714
Other	(178)	(649)	(273)
	$(1,579)	$(301)	$(878)

Note 14 – Additional Financial Statement Information (continued)

Other accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Customer advance payments	$6,099	$846
Goods received, not yet invoiced	2,067	1,746
Accrued taxes, other than income taxes	1,874	2,048
Accrued commissions	1,614	300
Accrued professional fees	1,415	1,339
Other	2,745	2,220
	$15,814	$8,499

The increase in customer advance payments and accrued commissions from December 31, 2012 is mainly due to the acquisition of the KELK business on January 31, 2013. Customer advance payments attributable to KELK at December 31, 2013 were $5.2 million. Customer advance payments represent amounts received from customers for sales, for which the earnings process has not yet been completed. Accrued commissions attributable to KELK at December 31, 2013 were $1.3 million.
Note 15 – Fair Value Measurements
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2013		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,678	$1,087	$3,591	$—
As of December 31, 2012		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,299	$1,102	$3,197	$—

Note 15 – Fair Value Measurements (continued)

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2013 and December 31, 2012, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2013.
The fair value of the long-term debt at December 31, 2013 and December 31, 2012 is approximately $25.5 million and $7.5 million, respectively, compared to its carrying value of $27.1 million and $11.3 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.
Note 16 – Subsequent Events
Executive RSU grant
On January 29, 2014, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.1 million and were comprised of 79,453 RSUs, as determined using the average of the closing stock price of the last 5 trading days preceding January 1, 2014. Twenty-five percent of these awards will vest on January 1, 2017, subject to the executives continued employment. The performance-based portion of the RSUs will also vest on January 1, 2017, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three years' cumulative “free cash” and net earnings goals.
Restructuring Costs
In March 2014, the Company recorded $0.3 million of restructuring costs in connection with a cost reduction at the Company's subsidiary in Canada, which were comprised of employee termination costs, including severance and a statutory allowance covering four employees. The Company anticipates that the payments will be made during 2014.

Note 17 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2013 (a)				2012 (a)
	First (recast) (c)	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$57,461	$62,837	$57,729	$62,248	$55,844	$55,332	$55,430	$51,010
Gross profit	19,969	21,560	19,243	23,083	18,880	19,851	18,739	17,562
Operating income	1,297	2,787	602	3,316	2,364	4,090	3,093	1,544
Net earnings	436	1,290	1,455	1,166	1,634	3,004	1,912	5,214
Less: net earnings (loss) attributable to noncontrolling interests	49	(20)	(11)	38	11	43	(30)	49
Net earnings attributable to VPG stockholders	387	1,310	1,466	1,128	1,623	2,961	1,942	5,165
Per Share Data: (b)
Basic earnings per share	$0.03	$0.10	$0.11	$0.08	$0.12	$0.22	$0.15	$0.39
Diluted earnings per share	$0.03	$0.09	$0.11	$0.08	$0.12	$0.21	$0.14	$0.37
Certain Items Recorded during the Quarters:
Acquisition purchase accounting adjustments	$1,238	$2,260	$903	$454	$—	$—	$—	$—
Acquisition costs	$487	$208	$57	$42	$—	$—	$—	$275
Restructuring costs	$388	$—	$99	$51	$—	$—	$—	$—
Tax effect of purchase accounting adjustments, acquisition cost adjustments, restructuring cost adjustments, and discrete tax items	$(692)	$(654)	$(1,297)	$792	$—	$—	$—	$(3,396)

(a)
The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third and fourth quarters of 2013 ended on March 30, June 29, September 28 and December 31, respectively. The first, second, third and fourth quarters of 2012 ended on March 31, June 30, September 29 and December 31, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(c)
During the second quarter of 2013, the Company recorded purchase accounting adjustments associated with the KELK acquisition. An impact of these adjustments was an increase in the costs of products sold of $1.2 million during the first quarter of 2013, therefore, the first quarter 2013 operating results were recast to reflect those adjustments. The recast net earnings attributable to VPG stockholders for the fiscal quarter ended March 30, 2013 were $0.4 million, or $0.03 per diluted share.