Form 10-Q
period 2014-03-29
Vishay Precision Group, Inc.
filed 2014-05-07
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2014, the registrant had 12,727,036 shares of its common stock and 1,025,176 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
March 29, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	March 29, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,041	$72,785
Accounts receivable, net	41,897	40,500
Inventories:
Raw materials	15,148	15,223
Work in process	20,436	19,962
Finished goods	19,319	19,788
Inventories, net	54,903	54,973

Deferred income taxes	4,190	4,784
Prepaid expenses and other current assets	10,836	10,500
Total current assets	183,867	183,542

Property and equipment, at cost:
Land	2,003	1,993
Buildings and improvements	48,226	47,793
Machinery and equipment	78,034	75,644
Software	6,537	6,333
Construction in progress	772	1,252
Accumulated depreciation	(86,125)	(83,692)
Property and equipment, net	49,447	49,323

Goodwill	18,153	18,880

Intangible assets, net	21,182	22,458

Other assets	18,266	17,901
Total assets	$290,915	$292,104

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	March 29, 2014	December 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,521	$10,258
Payroll and related expenses	14,553	15,016
Other accrued expenses	14,172	15,814
Income taxes	626	615
Current portion of long-term debt	4,391	4,137
Total current liabilities	44,263	45,840

Long-term debt, less current portion	21,675	22,936
Deferred income taxes	1,025	1,259
Other liabilities	7,751	7,738
Accrued pension and other postretirement costs	10,679	10,780
Total liabilities	85,393	88,553

Commitments and contingencies

Equity:
Common stock	1,273	1,271
Class B convertible common stock	103	103
Capital in excess of par value	188,857	188,424
Retained earnings	34,353	32,647
Accumulated other comprehensive income (loss)	(19,246)	(19,027)
Total Vishay Precision Group, Inc. stockholders' equity	205,340	203,418
Noncontrolling interests	182	133
Total equity	205,522	203,551
Total liabilities and equity	$290,915	$292,104

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 29, 2014	March 30, 2013

Net revenues	$61,041	$57,461
Costs of products sold	38,994	37,492
Gross profit	22,047	19,969

Selling, general, and administrative expenses	18,700	17,797
Acquisition costs	—	487
Restructuring costs	324	388
Operating income	3,023	1,297
Other income (expense):
Interest expense	(212)	(197)
Other	(542)	(376)
Other income (expense) - net	(754)	(573)

Income before taxes	2,269	724

Income tax expense	496	288

Net earnings	1,773	436
Less: net earnings attributable to noncontrolling interests	67	49
Net earnings attributable to VPG stockholders	$1,706	$387

Basic earnings per share attributable to VPG stockholders	$0.12	$0.03

Diluted earnings per share attributable to VPG stockholders	$0.12	$0.03

Weighted average shares outstanding - basic	13,752	13,387

Weighted average shares outstanding - diluted	13,958	13,928

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 29, 2014	March 30, 2013

Net earnings	$1,773	$436

Other comprehensive income (loss):
Foreign currency translation adjustment	(224)	(3,263)
Pension and other postretirement actuarial items, net of tax	5	195
Other comprehensive loss	(219)	(3,068)

Total comprehensive income (loss)	1,554	(2,632)

Less: comprehensive income attributable to noncontrolling interests	67	49

Comprehensive income (loss) attributable to VPG stockholders	$1,487	$(2,681)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 29, 2014	March 30, 2013

Operating activities
Net earnings	$1,773	$436
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,849	3,007
Gain on disposal of property and equipment	(3)	(5)
Share-based compensation expense	222	335
Inventory write-offs for obsolescence	438	187
Other	486	(631)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,506)	(1,890)
Inventories	(286)	(237)
Prepaid expenses and other current assets	(316)	(2,560)
Trade accounts payable	237	373
Other current liabilities	(1,855)	(397)
Net cash provided by (used in) operating activities	2,039	(1,382)

Investing activities
Capital expenditures	(1,878)	(818)
Proceeds from sale of property and equipment	3	13
Purchase of business	—	(49,888)
Net cash used in investing activities	(1,875)	(50,693)

Financing activities
Proceeds from long-term debt	—	25,000
Principal payments on long-term debt and capital leases	(1,035)	(789)
Debt issuance costs	—	(384)
Distributions to noncontrolling interests	(18)	(13)
Net cash (used in) provided by financing activities	(1,053)	23,814
Effect of exchange rate changes on cash and cash equivalents	145	(930)
Decrease in cash and cash equivalents	(744)	(29,191)

Cash and cash equivalents at beginning of period	72,785	93,881
Cash and cash equivalents at end of period	$72,041	$64,690

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1,271	$103	$188,424	$32,647	$(19,027)	$203,418	$133	$203,551
Net earnings	—	—	—	1,706	—	1,706	67	1,773
Other comprehensive loss	—	—	—	—	(219)	(219)	—	(219)
Share-based compensation expense	—	—	186	—	—	186	—	186
Restricted stock issuances (15,344 shares)	2	—	247	—	—	249	—	249
Distributions to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Balance at March 29, 2014	$1,273	$103	$188,857	$34,353	$(19,246)	$205,340	$182	$205,522

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014. The results of operations for the fiscal quarter ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.
VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2014 and 2013 end on the following dates:

	2014	2013
Quarter 1	March 29,	March 30,
Quarter 2	June 28,	June 29,
Quarter 3	September 27,	September 28,
Quarter 4	December 31,	December 31,
Note 2 – Restructuring Costs
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
The Company recorded restructuring costs of $0.3 million during the fiscal quarter ended March 29, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. As of March 29, 2014, $0.1 million of the restructuring costs have been paid. The remaining costs are expected to be paid during the remainder of 2014 and the first quarter of 2015.
The Company recorded restructuring costs of $0.1 million during the fourth quarter of 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada and were incurred in connection with a cost reduction in one of the manufacturing areas. As of March 29, 2014, these costs have been paid.

Note 2 – Restructuring Costs (continued)

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
Note 3 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended March 29, 2014 was 21.9% versus 39.8% for the fiscal quarter ended March 30, 2013. The primary change in the effective tax rate for both periods presented is the result of changes in the geographic mix of pretax earnings, and the recording of net tax benefits associated with foreign exchange variations.
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters ended March 29, 2014 and March 30, 2013 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.
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
Note 4 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 29, 2014	December 31, 2013
2013 Credit Agreement - revolving facility	$—	$—
2013 Credit Agreement - U.S. term facility	7,500	8,000
2013 Credit Agreement - Canadian term facility	13,500	14,000
Israeli Credit Agreement - revolving facility	—	—
Exchangeable unsecured notes, due 2102	4,097	4,097
Other debt	969	976
	26,066	27,073
Less: current portion	4,391	4,137
	$21,675	$22,936

Note 5 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2014	$(16,761)	$(2,266)	$(19,027)
Other comprehensive income (loss) before reclassifications	(224)	—	(224)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	5
Balance at March 29, 2014	$(16,985)	$(2,261)	$(19,246)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2013	$(11,044)	$(3,939)	$(14,983)
Other comprehensive income (loss) before reclassifications	(3,263)	—	(3,263)
Amounts reclassified from accumulated other comprehensive income (loss)	—	195	195
Balance at March 30, 2013	$(14,307)	$(3,744)	$(18,051)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 6).
Note 6 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans.
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended March 29, 2014		Fiscal quarter ended March 30, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$105	$21	$116	$18
Interest cost	235	31	216	24
Expected return on plan assets	(198)	—	(151)	—
Amortization of actuarial losses	7	9	43	7
Net periodic benefit cost	$149	$61	$224	$49
Note 7 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At March 29, 2014, the Company had reserved 607,238 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Note 7 – Share-Based Compensation (continued)

Stock Options
The following table summarizes the Company’s 2014 stock option activity (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding:
Balance at January 1, 2014	27	$18.06
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at March 29, 2014	27	$18.06	2.72
Exercisable:
End of period	27	$18.23
The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $17.11 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on March 29, 2014 is not material.
Restricted Stock Units
On January 29, 2014, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $1.2 million and were comprised of 79,453 RSUs. Twenty-five percent of these awards will vest on January 1, 2017, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2017, subject to the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals, and their continued employment. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
RSU activity for 2014 is presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Balance at January 1, 2014	146	$14.72
Granted	79	15.06
Vested	(18)	16.21
Balance at March 29, 2014	207	$14.72
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

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015	9	29	38
January 1, 2016	23	24	47
January 1, 2017	60	—	60

Note 7 – Share-Based Compensation (continued)

Share-Based Compensation Expense
The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Stock options	$—	$1
Restricted stock units	222	334
Total	$222	$335
Note 8 – Segment Information
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
VPG evaluates reporting segment performance based on multiple performance measures including revenues, gross profits and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring costs, acquisition costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG. The following table sets forth reporting segment information (in thousands):

Note 8 – Segment Information (continued)

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Net third-party revenues:
Foil Technology Products	$26,007	$24,352
Force Sensors	16,432	16,396
Weighing & Control Systems	18,602	16,713
Total	$61,041	$57,461

Gross profit:
Foil Technology Products	$9,856	$9,145
Force Sensors	3,507	4,399
Weighing & Control Systems	8,684	6,425
Total	$22,047	$19,969

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$5,200	$4,767
Force Sensors	1,141	2,229
Weighing & Control Systems	3,025	1,725
Unallocated G&A expenses	(6,019)	(6,549)
Acquisition costs	—	(487)
Restructuring costs	(324)	(388)
Consolidated condensed operating income	$3,023	$1,297

Acquisition costs:
Weighing & Control Systems	$—	$487

Restructuring costs:
Foil Technology Products	$—	$388
Weighing & Control Systems	324	—
	$324	$388
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.5 million and $0.4 million during the fiscal quarters ended March 29, 2014 and March 30, 2013, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.4 million and $0.7 million during the fiscal quarters ended March 29, 2014 and March 30, 2013, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.3 million and $0.4 million during the fiscal quarters ended March 29, 2014 and March 30, 2013, respectively.

Note 9 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,706	$387

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	2	5

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,708	$392

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,752	13,387

Effect of dilutive securities:
Exchangeable notes	181	441
Employee stock options	1	—
Restricted stock units	24	100
Dilutive potential common shares	206	541

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,958	13,928

Basic earnings per share attributable to VPG stockholders	$0.12	$0.03

Diluted earnings per share attributable to VPG stockholders	$0.12	$0.03
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Weighted average employee stock options	23	28

Note 10 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Foreign exchange loss	$(531)	$(386)
Interest income	38	73
Other	(49)	(63)
	$(542)	$(376)
Note 11 – Fair Value Measurements
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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 29, 2014
Assets
Assets held in rabbi trusts	$4,569	$950	$3,619	$—

December 31, 2013
Assets
Assets held in rabbi trusts	$4,678	$1,087	$3,591	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 29, 2014 and December 31, 2013, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at March 29, 2014 and December 31, 2013 is approximately $24.9 million and $25.5 million, respectively, compared to its carrying value of $26.1 million and $27.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

Note 11 – Fair Value Measurements (continued)

The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
The precision sensor market is being influenced by the significant increase in intelligent products across virtually all end markets, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers (OEM's) strive to make products “smarter,” they are generally integrating more sensors to link the mechanical/physical world with digital control and/or response. We believe this offers a substantial growth opportunity for our products.
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
Net revenues for the fiscal quarter ended March 29, 2014 were $61.0 million versus $57.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 29, 2014 were $1.7 million, or $0.12 per diluted share, versus $0.4 million, or $0.03 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended March 29, 2014 and March 30, 2013 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Gross profit	$22,047	$19,969
Gross margin	36.1%	34.8%

Reconciling items affecting gross margin
Acquisition purchase accounting adjustments (1)	39	1,238

Adjusted gross profit	$22,086	$21,207
Adjusted gross margin	36.2%	36.9%

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Net earnings attributable to VPG stockholders	$1,706	$387

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (1)	39	1,238
Acquisition costs	—	487
Restructuring costs	324	388

Reconciling items affecting income tax expense
Tax effect of purchase accounting adjustments, acquisition cost adjustments, restructuring cost adjustments, and discrete tax items	92	692
Adjusted net earnings attributable to VPG stockholders	$1,977	$1,808

Weighted average shares outstanding - diluted	13,958	13,928

Adjusted net earnings per diluted share	$0.14	$0.13
(1) Acquisition purchase accounting adjustments, recorded in connection with the acquisition of the KELK business, include fair market value adjustments associated with inventory and advance customer payments.
Financial Metrics
We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross margin, end-of-period backlog, book-to-bill ratio, and inventory turnover.
Gross margin is computed as gross profit as a percentage of net revenues. Gross profit is generally net revenues less costs of products sold, but could also include certain other period costs. Gross margin is clearly a function of net revenues, but also reflects our cost-cutting programs and our ability to contain fixed costs.
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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the first quarter of 2013 and through the first quarter of 2014 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2013	2013	2013	2013	2014

Net revenues	$57,461	$62,837	$57,729	$62,248	$61,041

Gross margin	34.8%	34.3%	33.3%	37.1%	36.1%

End-of-period backlog	$63,100	$59,400	$60,900	$60,000	$65,800

Book-to-bill ratio	1.02	0.98	1.01	1.00	1.09

Inventory turnover	2.79	2.87	2.75	2.86	2.84
See “Financial Metrics by Segment” below for net revenues, gross margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.
After experiencing an increase in net revenues in the second quarter of 2013, there was a decline in net revenues in the third quarter of 2013. Inefficiencies in three of our manufacturing facilities in the Foil Technology Products segment, due to the enterprise resource planning ("ERP") implementation, resulted in lower shipments during the third quarter. In the fourth quarter of 2013 and the first quarter of 2014, revenues have improved in the Foil Technology Products segment, resulting in improved net revenues overall, as compared to the third quarter of 2013. The Force Sensors segment also has increased revenues in the first quarter of 2014, as compared to the fourth quarter of 2013, mainly due to higher volume. These improvements, however, were offset in the first quarter of 2014 by a decline in revenues in the Weighing and Control Systems segment, primarily attributable to declines in the on-board weighing business and the steel business.
The gross margins for the 2013 quarters were impacted by the purchase accounting adjustments recorded in connection with the acquisition of the KELK business in 2013. The gross margins, excluding the impacts of the purchase accounting adjustments, were 36.9%, 37.9%, 34.9% and 37.8% for the first, second, third and fourth quarters of 2013, respectively. The gross margin in the third quarter of 2013 reflected the effects of the ERP implementation in three of our manufacturing facilities in the Foil Technology Products segment, which caused manufacturing inefficiencies and a slowdown in shipments. In the fourth quarter of 2013, the improvement in the Foil Technology Products segment revenues and cost reductions in the Force Sensors segment helped improve the overall gross margin. In the first quarter of 2014, lower volume overall along with higher manufacturing costs in the Foil Technology Products segment contributed to the overall decline in the gross margin.
The first quarter 2014 book-to-bill ratio reflects strong orders generated by all three reporting segments.

Financial Metrics by Segment
The following table shows net revenues, gross margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the first quarter of 2013 and through the first quarter of 2014 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2013	2013	2013	2013	2014

Foil Technology Products
Net revenues	$24,352	$24,523	$22,433	$25,737	$26,007
Gross margin	37.6%	38.1%	36.7%	40.5%	37.9%
End-of-period backlog	$20,700	$21,600	$24,100	$25,800	$29,000
Book-to-bill ratio	1.06	1.05	1.10	1.07	1.12
Inventory turnover	3.42	3.52	3.28	3.34	3.40

Force Sensors
Net revenues	$16,396	$16,092	$16,388	$15,970	$16,432
Gross margin	26.8%	20.5%	17.6%	21.5%	21.3%
End-of-period backlog	$13,000	$13,600	$12,500	$12,800	$13,500
Book-to-bill ratio	1.04	1.04	0.92	1.01	1.04
Inventory turnover	1.94	1.99	2.08	2.03	2.06

Weighing and Control Systems
Net revenues	$16,713	$22,222	$18,908	$20,541	$18,602
Gross margin	38.4%	40.1%	43.0%	44.9%	46.7%
End-of-period backlog	$29,400	$24,200	$24,300	$22,000	$23,300
Book-to-bill ratio	0.94	0.87	0.98	0.91	1.09
Inventory turnover	3.64	3.65	3.38	3.90	3.63
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed on March 12, 2014.

We recorded restructuring costs of $0.3 million during the fiscal quarter ended March 29, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at our subsidiary in Canada and were incurred in connection with a cost reduction program.

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
For the fiscal quarter ended March 29, 2014, exchange rates reduced net revenues by $0.3 million, and costs of products sold and selling, general, and administrative expenses by $0.1 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Costs of products sold	63.9%	65.2%
Gross profit	36.1%	34.8%
Selling, general, and administrative expenses	30.6%	31.0%
Operating income	5.0%	2.3%
Income before taxes	3.7%	1.3%
Net earnings	2.9%	0.8%
Net earnings attributable to VPG stockholders	2.8%	0.7%

Effective tax rate	21.9%	39.8%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Net revenues	$61,041	$57,461
Change versus comparable prior year period	$3,580
Percentage change versus prior year period	6.2%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	6.8%
Change in average selling prices	-0.1%
Foreign currency effects	-0.3%
Other	-0.2%
Net change	6.2%
During the fiscal quarter ended March 29, 2014, the improvement in revenues, as compared to the prior year period, is due primarily to volume increases in the Foil Technology Products and Weighing and Control Systems segments.
Gross Profit and Margins
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Gross margin	36.1%	34.8%

The gross margin for the fiscal quarter ended March 29, 2014 increased compared to the comparable prior year period. However, the KELK acquisition purchase accounting adjustments increased costs of products sold during the fiscal quarter ended March 30, 2013 by $1.2 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 36.9% for the fiscal quarter ended March 30, 2013, which is slightly higher than the gross margin for the current fiscal quarter.
Segments
Analysis of revenues and gross margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Net revenues	$26,007	$24,352
Change versus comparable prior year period	$1,655
Percentage change versus prior year period	6.8%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	8.0%
Change in average selling prices	-0.6%
Foreign currency effects	-0.4%
Other	-0.2%
Net change	6.8%
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Gross margin	37.9%	37.6%
Despite the increase in revenue for the fiscal quarter ended March 29, 2014, fluctuations in exchange rates and overtime costs incurred due to weather disruptions in the United States increased costs; therefore, the gross margin for the fiscal quarter ended March 29, 2014 remained flat as compared to the comparable prior year period.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Net revenues	$16,432	$16,396
Change versus comparable prior year period	$36
Percentage change versus prior year period	0.2%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	-1.6%
Change in average selling prices	0.7%
Foreign currency effects	1.2%
Other	-0.1%
Net change	0.2%
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Gross margin	21.3%	26.8%
The gross margin for the fiscal quarter ended March 29, 2014 decreased from the comparable prior year period due to higher variable costs, including wage increases, and higher fixed manufacturing costs.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Net revenues	$18,602	$16,713
Change versus comparable prior year period	$1,889
Percentage change versus prior year period	11.3%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	13.5%
Change in average selling prices	0.0%
Foreign currency effects	-1.8%
Other	-0.4%
Net change	11.3%
A portion of the volume increase for the fiscal quarter ended March 29, 2014, as compared to the comparable prior year period, is due to one additional month of net revenues from the KELK business, since the acquisition became effective January 31, 2013.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Gross margin	46.7%	38.4%

The gross margin for the fiscal quarter ended March 29, 2014 increased compared to the comparable prior year period mainly due to higher volume. The KELK acquisition purchase accounting adjustments increased costs of products sold during the fiscal quarter ended March 30, 2013 by $1.2 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 45.8% for the fiscal quarter ended March 30, 2013.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013
Total SG&A expenses	$18,700	$17,797

as a percentage of net revenues	30.6%	31.0%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended March 29, 2014 increased $0.9 million as compared to the comparable prior year period, mainly due to an increase in personnel costs. Approximately $0.6 million of the increase relates to having one additional month of expenses from the KELK business, since the acquisition became effective January 31, 2013.
Acquisition Costs
In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated condensed statement of operations for the fiscal quarter ended March 30, 2013, as follows (in thousands):

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
We recorded restructuring costs of $0.3 million during the fiscal quarter ended March 29, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at our subsidiary in Canada, and were incurred in connection with a cost reduction program. As of March 29, 2014, $0.1 million of the restructuring costs have been paid. The remaining costs are expected to be paid during the remainder of 2014 and the first quarter of 2015.
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

Other Income (Expense)
Total interest expense for the fiscal quarter ended March 29, 2014 was consistent with interest expense in the comparable prior year period.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 29, 2014	March 30, 2013	Change
Foreign exchange loss	$(531)	$(386)	$(145)
Interest income	38	73	(35)
Other	(49)	(63)	14
	$(542)	$(376)	$(166)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange loss during the period, as compared to the prior year period is largely due to exposure to currency fluctuations with the Canadian dollar. In the first fiscal quarter of 2013, our Canadian subsidiary entered into a $15.0 million term facility denominated in U.S. dollars. The Canadian dollar weakened against the U.S. dollar in the current year fiscal quarter as compared to the prior year fiscal quarter, resulting in an increased foreign exchange loss.
Income Taxes
For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended March 29, 2014 was 21.9% versus 39.8% for the fiscal quarter ended March 30, 2013. The primary change in the effective tax rate for both periods presented is the result of changes in the geographic mix of pretax earnings, and the recording of net tax benefits associated with foreign exchange variations.
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
Financial Condition, Liquidity, and Capital Resources
We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels.
At March 29, 2014 and December 31, 2013, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

In January 2013 we entered into an amended and restated credit agreement. The terms of our credit agreement provide for the following facilities: (1) a secured revolving facility of $15.0 million (which may be increased by a maximum of $10.0 million at our request), the proceeds of which can be used for general corporate purposes, with sublimits of $10.0 million for letters of credit and $5.0 million for swing loans outstanding for up to 5 business days; (2) a secured term facility of $10.0 million for the Company; and (3) a secured term facility of $15.0 million for Vishay Precision Group Canada ULC ("VPG Canada"), our Canadian subsidiary. The credit agreement terminates on January 29, 2018. The term loans are being repaid in quarterly installments.
Per our credit agreement, borrowings under all facilities (excluding swing loans) bear interest at either, upon our option, (1) a base rate which is the greater of the agent's prime rate, the Federal Funds rate, or a LIBOR floor, plus a margin of 0.25% or (2) LIBOR plus, depending upon our leverage ratio, an interest rate margin ranging from 2.00% to 3.00% . We are also required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the secured revolving facility, which is determined based on our leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as by guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios.
The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. We were in compliance with these covenants at March 29, 2014. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of VPG, maintains a credit agreement providing for a multi-currency, secured revolving facility of $15.0 million. The VAT revolving facility terminates on November 30, 2014. There was no balance outstanding on this facility at March 29, 2014 or December 31, 2013.
Interest payable on the VAT revolving facility is based upon LIBOR plus an interest rate margin of 2.15% per annum. VAT is required to pay a quarterly fee of 0.40% per annum on the unused portion of the revolving facility. VAT's credit agreement requires compliance with customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of March 29, 2014, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT credit agreement could be terminated by the lender, and any amounts outstanding pursuant to the VAT credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $1.0 million at March 29, 2014 and $1.0 million at December 31, 2013, respectively.
Our business has historically generated operating cash flow. Our cash generated from operating activities for the three fiscal months ended March 29, 2014 was $2.0 million, compared to cash used in operating activities of $1.4 million for the comparable prior year period.
We refer to the amount of cash generated from operations ($2.0 million) in excess of our capital expenditure needs ($1.9 million) and net of proceeds from the sale of assets ($0.0 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. For the three fiscal months ended March 29, 2014, we generated free cash of $0.2 million and believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

The following table summarizes the components of net cash (debt) at March 29, 2014 and December 31, 2013 (in thousands):

	March 29, 2014	December 31, 2013
Cash and cash equivalents	$72,041	$72,785

Third-party debt, including current and long-term:
Revolving credit facilities	—	—
Term loans	21,000	22,000
Third-party debt held by Japanese subsidiary	969	976
Exchangeable notes due 2102	4,097	4,097
Total third-party debt	26,066	27,073
Net cash	$45,975	$45,712

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
Approximately 86% and 75% of our cash and cash equivalents balance at March 29, 2014 and December 31, 2013, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at March 29, 2014 and December 31, 2013:

	March 29, 2014	December 31, 2013
Israel	26%	16%
Asia	30%	30%
Europe	17%	16%
United States	15%	25%
United Kingdom	8%	7%
Canada	4%	6%
	100%	100%
Our financial condition as of March 29, 2014 remains strong, with a current ratio (current assets to current liabilities) of 4.2 to 1.0, as compared to a ratio of 4.0 to 1.0 at December 31, 2013.
Cash paid for property and equipment for the three fiscal months ended March 29, 2014 was $1.9 million as compared to $0.8 million in the comparable prior year period. Capital expenditures for the three fiscal months ended March 29, 2014 are comprised of projects related to the normal maintenance of business.
Contractual Commitments
During the first quarter of 2014, we entered into a lease agreement with a third party at a new facility in Be'er Sheva, Israel. The contract value over the five year lease term is approximately $1.1 million, with an option to renew for an additional 5 year term. Lease payments commence on June 1, 2014. We will terminate our lease arrangement with Vishay Intertechnology at our current facility in Be'er Sheva Israel.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties or delays in completing acquisitions and integrating acquired companies, including KELK, the inability to realize anticipated synergies and expansion possibilities, difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our ERP system and the associated impact on manufacturing efficiencies and customer satisfaction; difficulties in implementing our cost reduction strategies such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended March 29, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 12, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

10.1	Lease agreement, dated January 26, 2014, by and among between Vishay Advanced Technologies, Inc. and Tefen Enterprises Ltd.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 29, 2014, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: May 7, 2014