Form 10-Q
period 2014-06-28
Vishay Precision Group, Inc.
filed 2014-08-07
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2014, the registrant had 12,730,946 shares of its common stock and 1,025,176 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
June 28, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	June 28, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,455	$72,785
Accounts receivable, net	45,316	40,500
Inventories:
Raw materials	14,504	15,223
Work in process	21,106	19,962
Finished goods	19,040	19,788
Inventories, net	54,650	54,973

Deferred income taxes	2,683	4,784
Prepaid expenses and other current assets	11,006	10,500
Total current assets	186,110	183,542

Property and equipment, at cost:
Land	2,029	1,993
Buildings and improvements	48,559	47,793
Machinery and equipment	77,912	75,644
Software	6,650	6,333
Construction in progress	1,310	1,252
Accumulated depreciation	(87,540)	(83,692)
Property and equipment, net	48,920	49,323

Goodwill	18,844	18,880

Intangible assets, net	21,149	22,458

Other assets	19,956	17,901
Total assets	$294,979	$292,104

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	June 28, 2014	December 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,050	$10,258
Payroll and related expenses	14,291	15,016
Other accrued expenses	14,906	15,814
Income taxes	363	615
Current portion of long-term debt	4,641	4,137
Total current liabilities	44,251	45,840

Long-term debt, less current portion	20,393	22,936
Deferred income taxes	1,030	1,259
Other liabilities	7,977	7,738
Accrued pension and other postretirement costs	10,720	10,780
Total liabilities	84,371	88,553

Commitments and contingencies

Equity:
Common stock	1,273	1,271
Class B convertible common stock	103	103
Capital in excess of par value	189,084	188,424
Retained earnings	37,814	32,647
Accumulated other comprehensive income (loss)	(17,815)	(19,027)
Total Vishay Precision Group, Inc. stockholders' equity	210,459	203,418
Noncontrolling interests	149	133
Total equity	210,608	203,551
Total liabilities and equity	$294,979	$292,104

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	June 28, 2014	June 29, 2013

Net revenues	$65,162	$62,837
Costs of products sold	40,465	41,277
Gross profit	24,697	21,560

Selling, general, and administrative expenses	19,918	18,565
Acquisition costs	—	208
Restructuring costs	7	—
Operating income	4,772	2,787
Other income (expense):
Interest expense	(236)	(298)
Other	(147)	(907)
Other income (expense) - net	(383)	(1,205)

Income before taxes	4,389	1,582

Income tax expense	936	292

Net earnings	3,453	1,290
Less: net loss attributable to noncontrolling interests	(8)	(20)
Net earnings attributable to VPG stockholders	$3,461	$1,310

Basic earnings per share attributable to VPG stockholders	$0.25	$0.10

Diluted earnings per share attributable to VPG stockholders	$0.25	$0.09

Weighted average shares outstanding - basic	13,756	13,392

Weighted average shares outstanding - diluted	13,968	13,947

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 28, 2014	June 29, 2013
Net revenues	$126,203	$120,298
Costs of products sold	79,459	78,769
Gross profit	46,744	41,529

Selling, general, and administrative expenses	38,618	36,362
Acquisition costs	—	695
Restructuring costs	331	388
Operating income	7,795	4,084
Other income (expense):
Interest expense	(448)	(495)
Other	(689)	(1,283)
Other income (expense) - net	(1,137)	(1,778)

Income before taxes	6,658	2,306

Income tax expense	1,432	580

Net earnings	5,226	1,726
Less: net earnings attributable to noncontrolling interests	59	29
Net earnings attributable to VPG stockholders	$5,167	$1,697

Basic earnings per share attributable to VPG stockholders	$0.38	$0.13

Diluted earnings per share attributable to VPG stockholders	$0.37	$0.12

Weighted average shares outstanding - basic	13,754	13,389

Weighted average shares outstanding - diluted	13,963	13,938

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	June 28, 2014	June 29, 2013

Net earnings	$3,453	$1,290

Other comprehensive income (loss):
Foreign currency translation adjustment	1,442	(3,539)
Pension and other postretirement actuarial items, net of tax	(11)	84
Other comprehensive income (loss)	1,431	(3,455)

Total comprehensive income (loss)	4,884	(2,165)

Less: comprehensive loss attributable to noncontrolling interests	(8)	(20)

Comprehensive income (loss) attributable to VPG stockholders	$4,892	$(2,145)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	June 28, 2014	June 29, 2013
Net earnings	$5,226	$1,726

Other comprehensive income (loss):
Foreign currency translation adjustment	1,218	(6,801)
Pension and other postretirement actuarial items, net of tax	(6)	279
Other comprehensive income (loss)	1,212	(6,522)

Total comprehensive income (loss)	6,438	(4,796)

Less: comprehensive income attributable to noncontrolling interests	59	29

Comprehensive income (loss) attributable to VPG stockholders	$6,379	$(4,825)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 28, 2014	June 29, 2013

Operating activities
Net earnings	$5,226	$1,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,795	6,027
Loss (gain) on disposal of property and equipment	9	(6)
Share-based compensation expense	485	704
Inventory write-offs for obsolescence	562	531
Other	(309)	(861)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,608)	(4,448)
Inventories	42	3,780
Prepaid expenses and other current assets	(487)	(1,002)
Trade accounts payable	(244)	(593)
Other current liabilities	(1,587)	(1,906)
Net cash provided by operating activities	4,884	3,952

Investing activities
Capital expenditures	(3,444)	(1,810)
Proceeds from sale of property and equipment	63	42
Purchase of business	—	(48,919)
Net cash used in investing activities	(3,381)	(50,687)

Financing activities
Proceeds from long-term debt	—	25,000
Principal payments on long-term debt and capital leases	(2,070)	(1,576)
Debt issuance costs	—	(384)
Distributions to noncontrolling interests	(43)	(32)
Net cash (used in) provided by financing activities	(2,113)	23,008
Effect of exchange rate changes on cash and cash equivalents	280	(1,998)
Decrease in cash and cash equivalents	(330)	(25,725)

Cash and cash equivalents at beginning of period	72,785	93,881
Cash and cash equivalents at end of period	$72,455	$68,156

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1,271	$103	$188,424	$32,647	$(19,027)	$203,418	$133	$203,551
Net earnings	—	—	—	5,167	—	5,167	59	5,226
Other comprehensive income	—	—	—	—	1,212	1,212	—	1,212
Share-based compensation expense	—	—	414	—	—	414	—	414
Restricted stock issuances (19,254 shares)	2	—	246	—	—	248	—	248
Distributions to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Balance at June 28, 2014	$1,273	$103	$189,084	$37,814	$(17,815)	$210,459	$149	$210,608

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014. The results of operations for the fiscal quarter and six fiscal months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP, and either full or modified retrospective application is required. The effects of this standard on the Company's financial position, results of operations and cash flows are not yet known.
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

Note 2 – Restructuring Costs (continued)

The Company recorded restructuring costs of $0.3 million during the six fiscal months ended June 28, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. As of June 28, 2014, $0.2 million of the restructuring costs have been paid. The remaining costs are expected to be paid during the remainder of 2014 and the first quarter of 2015.
The Company recorded restructuring costs of $0.1 million during the fourth quarter of 2013. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction in one of the manufacturing areas. These costs were fully paid at the end of the first fiscal quarter of 2014.
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
Note 3 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended June 28, 2014 was 21.3% versus 18.5% for the fiscal quarter ended June 29, 2013. The effective tax rate for the six fiscal months ended June 28, 2014 was 21.5% versus 25.2% for the six fiscal months ended June 29, 2013. The primary change in the effective tax rate for both periods presented is the result of changes in the geographic mix of pretax earnings, and the recording of net tax benefits associated with foreign exchange variations.
VPG is implementing a reorganization within the Company’s corporate entity structure. For the fiscal quarter ended June 28, 2014, this reorganization caused the Company to record a discrete income tax expense of $1.9 million associated with foreign earnings that were previously considered permanently reinvested. In addition, the reorganization resulted in the recording of a $2.0 million discrete income tax benefit for the reversal of an existing valuation allowance against U.S. foreign tax credit carryforwards. The Company expects to complete the reorganization during the fourth quarter of 2014.
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters and six fiscal months ended June 28, 2014 and June 29, 2013 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.
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

Note 4 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 28, 2014	December 31, 2013
2013 Credit Agreement - revolving facility	$—	$—
2013 Credit Agreement - U.S. term facility	7,000	8,000
2013 Credit Agreement - Canadian term facility	13,000	14,000
Israeli Credit Agreement - revolving facility	—	—
Exchangeable unsecured notes, due 2102	4,097	4,097
Other debt	937	976
	25,034	27,073
Less: current portion	4,641	4,137
	$20,393	$22,936
Note 5 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2014	$(16,761)	$(2,266)	$(19,027)
Other comprehensive income (loss) before reclassifications	1,218	—	1,218
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	(6)
Balance at June 28, 2014	$(15,543)	$(2,272)	$(17,815)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2013	$(11,044)	$(3,939)	$(14,983)
Other comprehensive income (loss) before reclassifications	(6,801)	—	(6,801)
Amounts reclassified from accumulated other comprehensive income (loss)	—	279	279
Balance at June 29, 2013	$(17,845)	$(3,660)	$(21,505)

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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended June 28, 2014		Fiscal quarter ended June 29, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$107	$21	$111	$19
Interest cost	238	31	212	25
Expected return on plan assets	(201)	—	(149)	—
Amortization of actuarial losses	7	9	42	7
Net periodic benefit cost	$151	$61	$216	$51

	Six fiscal months ended June 28, 2014		Six fiscal months ended June 29, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$212	$42	$227	$37
Interest cost	473	62	428	49
Expected return on plan assets	(399)	—	(300)	—
Amortization of actuarial losses	14	18	85	14
Net periodic benefit cost	$300	$122	$440	$100

Note 7 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At June 28, 2014, the Company had reserved 574,616 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.

Note 7 – Share-Based Compensation (continued)

Stock Options
The following table summarizes the Company’s 2014 stock option activity (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding:
Balance at January 1, 2014	27	$18.06
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at June 28, 2014	27	$18.06	2.47
Exercisable:
End of period	27	$18.23
The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $16.19 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on June 28, 2014 is not material.
Restricted Stock Units
On January 29, 2014, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $1.2 million and were comprised of 79,453 RSUs. Twenty-five percent of these awards will vest on January 1, 2017, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2017, subject to the satisfaction of certain performance objectives relating to three year cumulative “free cash” and net earnings goals, and their continued employment.
On May 5, 2014, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.3 million and were comprised of 21,387 RSUs. Twenty-five percent of these awards will vest on January 1, 2017, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2017, subject to the satisfaction of certain performance objectives relating to three year cumulative earnings and cash flows goals, and their continued employment.
On May 22, 2014, the Board of directors approved the issuance of an aggregate of 11,235 RSUs to the three independent board members and to the non-executive Chairman of the Board, with an aggregate grant-date fair value of $0.2 million. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.
RSU activity for 2014 is presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Balance at January 1, 2014	146	$14.72
Granted	112	15.30
Vested	(22)	15.84
Balance at June 28, 2014	236	$14.89

Note 7 – Share-Based Compensation (continued)

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

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015	9	29	38
January 1, 2016	23	24	47
January 1, 2017	76	—	76
Share-Based Compensation Expense
The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock options	$—	$1	$—	$2
Restricted stock units	263	368	485	702
Total	$263	$369	$485	$704

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

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net third-party revenues:
Foil Technology Products	$28,028	$24,523	$54,035	$48,875
Force Sensors	16,981	16,092	33,413	32,488
Weighing & Control Systems	20,153	22,222	38,755	38,935
Total	$65,162	$62,837	$126,203	$120,298

Gross profit:
Foil Technology Products	$11,259	$9,351	$21,115	$18,496
Force Sensors	3,717	3,305	7,224	7,704
Weighing & Control Systems	9,721	8,904	18,405	15,329
Total	$24,697	$21,560	$46,744	$41,529

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,542	$5,247	$11,742	$10,014
Force Sensors	1,358	1,028	2,499	3,257
Weighing & Control Systems	3,647	3,299	6,672	5,024
Unallocated G&A expenses	(6,768)	(6,579)	(12,787)	(13,128)
Acquisition costs	—	(208)	—	(695)
Restructuring costs	(7)	—	(331)	(388)
Consolidated condensed operating income	$4,772	$2,787	$7,795	$4,084

Acquisition costs:
Weighing & Control Systems	$—	$208	$—	$695

Restructuring costs:
Foil Technology Products	$—	$—	$—	$388
Weighing & Control Systems	7	—	331	—
	$7	$—	$331	$388

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.9 million and $0.4 million during the fiscal quarters ended June 28, 2014 and June 29, 2013, respectively, and $1.4 million and $0.8 million during the six fiscal months ended June 28, 2014 and June 29, 2013, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were

$0.4 million and $0.6 million during the fiscal quarters ended June 28, 2014 and June 29, 2013, respectively, and $0.8 million and $1.3 million during the six fiscal months ended June 28, 2014 and June 29, 2013, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.3 million and $0.2 million during the fiscal quarters ended June 28, 2014 and June 29, 2013, respectively, and $0.6 million during each of the six fiscal months ended June 28, 2014 and June 29, 2013, respectively.
Note 9 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$3,461	$1,310	$5,167	$1,697

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	1	5	3	10

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$3,462	$1,315	$5,170	$1,707

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,756	13,392	13,754	13,389

Effect of dilutive securities:
Exchangeable notes	181	441	181	441
Employee stock options	1	1	1	1
Restricted stock units	30	113	27	107
Dilutive potential common shares	212	555	209	549

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,968	13,947	13,963	13,938

Basic earnings per share attributable to VPG stockholders	$0.25	$0.10	$0.38	$0.13

Diluted earnings per share attributable to VPG stockholders	$0.25	$0.09	$0.37	$0.12
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average employee stock options	23	23	23	23

Note 10 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange gain (loss)	$10	$(803)	$(521)	$(1,189)
Interest income	82	61	120	134
Other	(239)	(165)	(288)	(228)
	$(147)	$(907)	$(689)	$(1,283)

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 28, 2014
Assets
Assets held in rabbi trusts	$4,672	$940	$3,732	$—

December 31, 2013
Assets
Assets held in rabbi trusts	$4,678	$1,087	$3,591	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at June 28, 2014 and December 31, 2013, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at June 28, 2014 and December 31, 2013 is approximately $23.7 million and $25.5 million, respectively, compared to its carrying value of $25.0 million and $27.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

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
Net revenues for the fiscal quarter ended June 28, 2014 were $65.2 million versus $62.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended June 28, 2014 were $3.5 million, or $0.25 per diluted share, versus $1.3 million, or $0.09 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended June 28, 2014 were $126.2 million versus $120.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended June 28, 2014 were $5.2 million, or $0.37 per diluted share, versus $1.7 million, or $0.12 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and six fiscal months ended June 28, 2014 and June 29, 2013 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross profit	$24,697	$21,560	$46,744	$41,529
Gross margin	37.9%	34.3%	37.0%	34.5%

Reconciling items affecting gross margin
Acquisition purchase accounting adjustments (1)	2	2,260	41	3,498

Adjusted gross profit	$24,699	$23,820	$46,785	$45,027
Adjusted gross margin	37.9%	37.9%	37.1%	37.4%

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings attributable to VPG stockholders	$3,461	$1,310	$5,167	$1,697

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (1)	2	2,260	41	3,498
Acquisition costs	—	208	—	695
Restructuring costs	7	—	331	388

Reconciling items affecting income tax expense
Tax effect of purchase accounting adjustments, acquisition cost adjustments, and restructuring cost adjustments	2	654	94	1,346
Adjusted net earnings attributable to VPG stockholders	$3,468	$3,124	$5,445	$4,932

Weighted average shares outstanding - diluted	13,968	13,947	13,963	13,938

Adjusted net earnings per diluted share	$0.25	$0.22	$0.39	$0.35
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the second quarter of 2013 and through the second quarter of 2014 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2013	2013	2013	2014	2014

Net revenues	$62,837	$57,729	$62,248	$61,041	$65,162

Gross margin	34.3%	33.3%	37.1%	36.1%	37.9%

End-of-period backlog	$59,400	$60,900	$60,000	$65,800	$65,200

Book-to-bill ratio	0.98	1.01	1.00	1.09	0.98

Inventory turnover	2.87	2.75	2.86	2.84	2.95
See “Financial Metrics by Segment” below for net revenues, gross margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.
After experiencing strong net revenues in the second quarter of 2013, there was a decline in net revenues in the third quarter of 2013. Inefficiencies in three of our manufacturing facilities in the Foil Technology Products segment, due to the enterprise resource planning ("ERP") implementation, resulted in lower shipments during the third quarter of 2013. From the fourth quarter of 2013 to the second quarter of 2014, revenues have improved in the Foil Technology Products segment, resulting in improved net revenues overall. The Force Sensors segment also has sequentially increased its revenues since the fourth quarter of 2013, mainly due to higher volume. The Weighing and Control Systems segment showed a recovery from the first quarter of 2014, with increased volume in the on-board weighing business.
The gross margins for the 2013 quarters were impacted by the purchase accounting adjustments recorded in connection with the acquisition of the KELK business in 2013. The gross margins, excluding the impacts of the purchase accounting adjustments, were 37.9%, 34.9% and 37.8% for the second, third and fourth quarters of 2013, respectively. The gross margin in the third quarter of 2013 reflected the effects of the ERP implementation in three of our manufacturing facilities in the Foil Technology Products segment, which caused manufacturing inefficiencies and a slowdown in shipments. In the fourth quarter of 2013, the improvement in the Foil Technology Products segment revenues and cost reductions in the Force Sensors segment helped improve the overall gross margin. In the first quarter of 2014, lower volume overall along with higher manufacturing costs in the Foil Technology Products segment contributed to the overall decline in the gross margin. In the second quarter of 2014, gross margin has improved from the previous quarter mainly due to higher volume across all reporting segments and lower fixed manufacturing costs.
The book-to-bill ratio in the second quarter of 2014 reflects the return to a normal demand level for our products.

Financial Metrics by Segment
The following table shows net revenues, gross margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the second quarter of 2013 and through the second quarter of 2014 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2013	2013	2013	2014	2014

Foil Technology Products
Net revenues	$24,523	$22,433	$25,737	$26,007	$28,028
Gross margin	38.1%	36.7%	40.5%	37.9%	40.2%
End-of-period backlog	$21,600	$24,100	$25,800	$29,000	$29,200
Book-to-bill ratio	1.05	1.10	1.07	1.12	1.01
Inventory turnover	3.52	3.28	3.34	3.40	3.51

Force Sensors
Net revenues	$16,092	$16,388	$15,970	$16,432	$16,981
Gross margin	20.5%	17.6%	21.5%	21.3%	21.9%
End-of-period backlog	$13,600	$12,500	$12,800	$13,500	$12,700
Book-to-bill ratio	1.04	0.92	1.01	1.04	0.95
Inventory turnover	1.99	2.08	2.03	2.06	2.14

Weighing and Control Systems
Net revenues	$22,222	$18,908	$20,541	$18,602	$20,153
Gross margin	40.1%	43.0%	44.9%	46.7%	48.2%
End-of-period backlog	$24,200	$24,300	$22,000	$23,300	$23,300
Book-to-bill ratio	0.87	0.98	0.91	1.09	0.98
Inventory turnover	3.65	3.38	3.90	3.63	3.80
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
For the fiscal quarter ended June 28, 2014, exchange rates increased net revenues by $1.0 million, and increased costs of products sold and selling, general, and administrative expenses by $0.5 million, when compared to the comparable prior year period. For the six fiscal months ended June 28, 2014, exchange rates increased net revenues by $0.8 million, and increased costs of products sold and selling, general, and administrative expenses by $0.6 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Costs of products sold	62.1%	65.7%	63.0%	65.5%
Gross profit	37.9%	34.3%	37.0%	34.5%
Selling, general, and administrative expenses	30.6%	29.5%	30.6%	30.2%
Operating income	7.3%	4.4%	6.2%	3.4%
Income before taxes	6.7%	2.5%	5.3%	1.9%
Net earnings	5.3%	2.1%	4.1%	1.4%
Net earnings attributable to VPG stockholders	5.3%	2.1%	4.1%	1.4%

Effective tax rate	21.3%	18.5%	21.5%	25.2%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$65,162	$62,837	$126,203	$120,298
Change versus comparable prior year period	$2,325		$5,905
Percentage change versus prior year period	3.7%		4.9%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	2.7%	4.6%
Change in average selling prices	-0.7%	-0.4%
Foreign currency effects	1.6%	0.6%
Other	0.1%	0.1%
Net change	3.7%	4.9%
For the fiscal quarter ended June 28, 2014, the improvement in revenues, as compared to the prior year period, is due primarily to volume increases in the Foil Technology Products and Force Sensors segment, partially offset by volume decreases in the Weighing and Control Systems segment. For the six fiscal months ended June 28, 2014, the improvement in revenues, as compared to the prior year period, is due primarily to volume increases in the Foil Technology Products segment.
Gross Profit and Margins
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross margin	37.9%	34.3%	37.0%	34.5%

The gross margin for the fiscal quarter and six fiscal months ended June 28, 2014, respectively, was flat compared to the comparable prior year periods, after adjusting for the KELK acquisition purchase accounting adjustments recorded in 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the fiscal quarter ended June 29, 2013 by $2.3 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 37.9% for the fiscal quarter ended June 29, 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the six fiscal months ended June 29, 2013 by $3.5 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 37.4% for the six fiscal months ended June 29, 2013.
Segments
Analysis of revenues and gross margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$28,028	$24,523	$54,035	$48,875
Change versus comparable prior year period	$3,505		$5,160
Percentage change versus prior year period	14.3%		10.6%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	13.5%	10.8%
Change in average selling prices	-0.4%	-0.5%
Foreign currency effects	1.2%	0.4%
Other	0.0%	-0.1%
Net change	14.3%	10.6%
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross margin	40.2%	38.1%	39.1%	37.8%
For the fiscal quarter and six fiscal months ended June 28, 2014, the gross margin improved from the comparable prior year periods mainly due to increased volume, partially offset by higher manufacturing costs, including wage and headcount increases.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$16,981	$16,092	$33,413	$32,488
Change versus comparable prior year period	$889		$925
Percentage change versus prior year period	5.5%		2.8%

Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	4.9%	1.6%
Change in average selling prices	-1.3%	-0.3%
Foreign currency effects	1.9%	1.5%
Other	0.0%	0.0%
Net change	5.5%	2.8%
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross margin	21.9%	20.5%	21.6%	23.7%
The gross margin for the fiscal quarter ended June 28, 2014 increased from the comparable prior year period primarily due to higher volume and positive exchange rate impacts, partially offset by higher manufacturing costs.
The gross margin for the six fiscal months ended June 28, 2014 decreased from the comparable prior year period. Higher revenues were offset by higher fixed manufacturing costs, including labor inefficiencies and wage increases.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net revenues	$20,153	$22,222	$38,755	38,935
Change versus comparable prior year period	$(2,069)		$(180)
Percentage change versus prior year period	-9.3%		-0.5%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	-10.7%	-0.5%
Change in average selling prices	-0.4%	-0.2%
Foreign currency effects	1.8%	0.3%
Other	0.0%	-0.1%
Net change	-9.3%	-0.5%
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Gross margin	48.2%	40.1%	47.5%	39.4%

The gross margin for the fiscal quarter and six fiscal months ended June 28, 2014, respectively, decreased compared to the comparable prior year periods, after adjusting for the KELK acquisition purchase accounting adjustments, recorded in 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the fiscal quarter ended June 29, 2013 by $2.3 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 50.2% for the fiscal quarter ended June 29, 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the six fiscal months ended June 29, 2013 by $3.5 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 48.4% for the six fiscal months ended June 29, 2013.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total SG&A expenses	$19,918	$18,565	$38,618	$36,362

as a percentage of net revenues	30.6%	29.5%	30.6%	30.2%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended June 28, 2014 increased $1.4 million as compared to the comparable prior year period, mainly due to an increase in personnel costs. SG&A expenses for the six fiscal months ended June 28, 2014 increased $2.3 million as compared to the comparable prior year period, mainly due to an increase in personnel costs. Approximately $0.6 million of the increase relates to having one additional month of expenses from the KELK business, since the acquisition became effective January 31, 2013.
Acquisition Costs
In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated condensed statement of operations for the fiscal quarter and six fiscal months ended June 29, 2013, as follows (in thousands):

	Fiscal quarter ended	Six fiscal months ended
	June 29, 2013	June 29, 2013
Accounting and legal fees	$178	$553
Appraisal fees	30	84
Other	—	58
	$208	$695
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
We recorded restructuring costs of $0.3 million during the six fiscal months ended June 28, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at our subsidiary in Canada, and were incurred in connection with a cost reduction program. As of June 28, 2014, $0.2 million of the restructuring costs have been paid. The remaining costs are expected to be paid during the remainder of 2014 and the first quarter of 2015.
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

Other Income (Expense)
Total interest expense for the fiscal quarter and six fiscal months ended June 28, 2014 was consistent with interest expense in the comparable prior year periods.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	June 28, 2014	June 29, 2013	Change
Foreign exchange gain (loss)	$10	$(803)	$813
Interest income	82	61	21
Other	(239)	(165)	(74)
	$(147)	$(907)	$760

	Six fiscal months ended
	June 28, 2014	June 29, 2013	Change
Foreign exchange loss	$(521)	$(1,189)	$668
Interest income	120	134	(14)
Other	(288)	(228)	(60)
	$(689)	$(1,283)	$594
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended June 28, 2014, exchange gains realized from the strengthening of the Canadian dollar against the U.S. dollar were offset by exchange losses due to weakening of the Israeli shekel and the British pound against the U.S. dollar. For the fiscal quarter ended June 29, 2013, the exchange loss was primarily due to the Canadian dollar weakening against the U.S. dollar.
For the six fiscal months ended June 28, 2014, the change in foreign exchange loss during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, as the Canadian dollar has strengthened against the U.S. dollar.
Income Taxes
For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended June 28, 2014 was 21.3% versus 18.5% for the fiscal quarter ended June 29, 2013. The effective tax rate for the six fiscal months ended June 28, 2014 was 21.5% versus 25.2% for the six fiscal months ended June 29, 2013. The primary change in the effective tax rate for both periods presented is the result of changes in the geographic mix of pretax earnings, and the recording of net tax benefits associated with foreign exchange variations.
We are implementing a reorganization within our corporate entity structure. For the fiscal quarter ended June 28, 2014, this reorganization caused us to record a discrete income tax expense of $1.9 million associated with foreign earnings that were previously considered permanently reinvested. In addition, the reorganization resulted in the recording of a $2.0 million discrete income tax benefit for the reversal of an existing valuation allowance against U.S. foreign tax credit carryforwards. We expect to complete the reorganization during the fourth quarter of 2014.
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
At June 28, 2014 and December 31, 2013, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
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
Per our credit agreement, borrowings under all facilities (excluding swing loans) bear interest at either, upon our option, (1) a base rate which is the greater of the agent's prime rate, the Federal Funds rate, or a LIBOR floor, plus a margin of 0.25% or (2) LIBOR plus, depending upon our leverage ratio, an interest rate margin ranging from 2.00% to 3.00%. We are also required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the secured revolving facility, which is determined based on our leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
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
The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. We were in compliance with these covenants at June 28, 2014. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of VPG, maintains a credit agreement providing for a multi-currency, secured revolving facility of $15.0 million. The VAT revolving facility terminates on November 30, 2014. There was no balance outstanding on this facility at June 28, 2014 or December 31, 2013.
Interest payable on the VAT revolving facility is based upon LIBOR plus an interest rate margin of 2.15% per annum. VAT is required to pay a quarterly fee of 0.40% per annum on the unused portion of the revolving facility. VAT's credit agreement requires compliance with customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of June 28, 2014, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT credit agreement could be terminated by the lender, and any amounts outstanding pursuant to the VAT credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.9 million at June 28, 2014 and $1.0 million at December 31, 2013, respectively.
Our business has historically generated operating cash flow. Our cash generated from operating activities for the six fiscal months ended June 28, 2014 was $4.9 million, compared to $4.0 million for the comparable prior year period.
We refer to the amount of cash generated from operations ($4.9 million) in excess of our capital expenditure needs ($3.4 million) and net of proceeds from the sale of assets ($0.1 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. For the six fiscal months ended June 28, 2014, we generated free cash of $1.5 million and believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

The following table summarizes the components of net cash (debt) at June 28, 2014 and December 31, 2013 (in thousands):

	June 28, 2014	December 31, 2013
Cash and cash equivalents	$72,455	$72,785

Third-party debt, including current and long-term:
Revolving credit facilities	—	—
Term loans	20,000	22,000
Third-party debt held by Japanese subsidiary	937	976
Exchangeable notes due 2102	4,097	4,097
Total third-party debt	25,034	27,073
Net cash	$47,421	$45,712

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
Approximately 88% and 75% of our cash and cash equivalents balance at June 28, 2014 and December 31, 2013, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at June 28, 2014 and December 31, 2013:

	June 28, 2014	December 31, 2013
Israel	25%	16%
Asia	32%	30%
Europe	15%	16%
United States	12%	25%
United Kingdom	9%	7%
Canada	7%	6%
	100%	100%
Our financial condition as of June 28, 2014 remains strong, with a current ratio (current assets to current liabilities) of 4.2 to 1.0, as compared to a ratio of 4.0 to 1.0 at December 31, 2013.
Cash paid for property and equipment for the six fiscal months ended June 28, 2014 was $3.4 million as compared to $1.8 million in the comparable prior year period. Capital expenditures for the six fiscal months ended June 28, 2014 are comprised of projects related to the normal maintenance of business.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended June 28, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 28, 2014, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: August 7, 2014