Form 10-Q
period 2014-09-27
Vishay Precision Group, Inc.
filed 2014-11-05
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2014, the registrant had 12,729,837 shares of its common stock and 1,025,176 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 27, 2014

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	September 27, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,424	$72,785
Accounts receivable, net	43,078	40,500
Inventories:
Raw materials	14,892	15,223
Work in process	20,316	19,962
Finished goods	18,701	19,788
Inventories, net	53,909	54,973

Deferred income taxes	2,887	4,784
Prepaid expenses and other current assets	11,216	10,500
Total current assets	186,514	183,542

Property and equipment, at cost:
Land	1,971	1,993
Buildings and improvements	48,680	47,793
Machinery and equipment	77,549	75,644
Software	6,822	6,333
Construction in progress	1,293	1,252
Accumulated depreciation	(88,359)	(83,692)
Property and equipment, net	47,956	49,323

Goodwill	18,266	18,880

Intangible assets, net	19,838	22,458

Other assets	20,074	17,901
Total assets	$292,648	$292,104

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	September 27, 2014	December 31, 2013
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,290	$10,258
Payroll and related expenses	14,194	15,016
Other accrued expenses	14,827	15,814
Income taxes	525	615
Current portion of long-term debt	4,882	4,137
Total current liabilities	44,718	45,840

Long-term debt, less current portion	19,060	22,936
Deferred income taxes	1,003	1,259
Other liabilities	7,748	7,738
Accrued pension and other postretirement costs	10,061	10,780
Total liabilities	82,590	88,553

Commitments and contingencies

Equity:
Common stock	1,273	1,271
Class B convertible common stock	103	103
Capital in excess of par value	189,335	188,424
Retained earnings	40,933	32,647
Accumulated other comprehensive income (loss)	(21,750)	(19,027)
Total Vishay Precision Group, Inc. stockholders' equity	209,894	203,418
Noncontrolling interests	164	133
Total equity	210,058	203,551
Total liabilities and equity	$292,648	$292,104

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 27, 2014	September 28, 2013

Net revenues	$63,402	$57,729
Costs of products sold	39,625	38,486
Gross profit	23,777	19,243

Selling, general, and administrative expenses	19,668	18,485
Acquisition costs	—	57
Restructuring costs	144	99
Operating income	3,965	602
Other income (expense):
Interest expense	(212)	(276)
Other	(81)	210
Other income (expense) - net	(293)	(66)

Income before taxes	3,672	536

Income tax expense (benefit)	523	(919)

Net earnings	3,149	1,455
Less: net earnings (loss) attributable to noncontrolling interests	30	(11)
Net earnings attributable to VPG stockholders	$3,119	$1,466

Basic earnings per share attributable to VPG stockholders	$0.23	$0.11

Diluted earnings per share attributable to VPG stockholders	$0.22	$0.11

Weighted average shares outstanding - basic	13,757	13,734

Weighted average shares outstanding - diluted	13,977	13,944

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013

Net revenues	$189,605	$178,027
Costs of products sold	119,084	117,255
Gross profit	70,521	60,772

Selling, general, and administrative expenses	58,286	54,847
Acquisition costs	—	752
Restructuring costs	475	487
Operating income	11,760	4,686
Other income (expense):
Interest expense	(660)	(771)
Other	(770)	(1,073)
Other income (expense) - net	(1,430)	(1,844)

Income before taxes	10,330	2,842

Income tax expense (benefit)	1,955	(339)

Net earnings	8,375	3,181
Less: net earnings attributable to noncontrolling interests	89	18
Net earnings attributable to VPG stockholders	$8,286	$3,163

Basic earnings per share attributable to VPG stockholders	$0.60	$0.23

Diluted earnings per share attributable to VPG stockholders	$0.59	$0.23

Weighted average shares outstanding - basic	13,755	13,504

Weighted average shares outstanding - diluted	13,968	13,940

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 27, 2014	September 28, 2013

Net earnings	$3,149	$1,455

Other comprehensive income (loss):
Foreign currency translation adjustment	(4,020)	1,715
Pension and other postretirement actuarial items, net of tax	85	(59)
Other comprehensive (loss) income	(3,935)	1,656

Total comprehensive (loss) income	(786)	3,111

Less: comprehensive income (loss) attributable to noncontrolling interests	30	(11)

Comprehensive (loss) income attributable to VPG stockholders	$(816)	$3,122

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013

Net earnings	$8,375	$3,181

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,802)	(5,086)
Pension and other postretirement actuarial items, net of tax	79	220
Other comprehensive loss	(2,723)	(4,866)

Total comprehensive income (loss)	5,652	(1,685)

Less: comprehensive income attributable to noncontrolling interests	89	18

Comprehensive income (loss) attributable to VPG stockholders	$5,563	$(1,703)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013

Operating activities
Net earnings	$8,375	$3,181
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,734	9,016
Loss (gain) on disposal of property and equipment	61	(27)
Share-based compensation expense	780	929
Inventory write-offs for obsolescence	972	901
Other	(625)	(3,214)
Net changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,627)	(3,031)
Inventories	(482)	4,909
Prepaid expenses and other current assets	(750)	(2,997)
Trade accounts payable	228	(1,504)
Other current liabilities	(1,126)	(2,013)
Net cash provided by operating activities	12,540	6,150

Investing activities
Capital expenditures	(5,626)	(3,910)
Proceeds from sale of property and equipment	74	76
Purchase of business	—	(48,919)
Net cash used in investing activities	(5,552)	(52,753)

Financing activities
Proceeds from long-term debt	—	25,000
Principal payments on long-term debt and capital leases	(3,105)	(2,362)
Debt issuance costs	—	(384)
Distributions to noncontrolling interests	(58)	(64)
Net cash (used in) provided by financing activities	(3,163)	22,190
Effect of exchange rate changes on cash and cash equivalents	(1,186)	(1,195)
Increase (decrease) in cash and cash equivalents	2,639	(25,608)

Cash and cash equivalents at beginning of period	72,785	93,881
Cash and cash equivalents at end of period	$75,424	$68,273

Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$—	$5,861

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2013	$1,271	$103	$188,424	$32,647	$(19,027)	$203,418	$133	$203,551
Net earnings	—	—	—	8,286	—	8,286	89	8,375
Other comprehensive income	—	—	—	—	(2,723)	(2,723)	—	(2,723)
Share-based compensation expense	—	—	672	—	—	672	—	672
Restricted stock issuances (20,145 shares)	2	—	239	—	—	241	—	241
Distributions to noncontrolling interests	—	—	—	—	—	—	(58)	(58)
Balance at September 27, 2014	$1,273	$103	$189,335	$40,933	$(21,750)	$209,894	$164	$210,058

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 12, 2014. The results of operations for the fiscal quarter and nine fiscal months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP, and either full or modified retrospective application is required. The Company has not yet selected a transition method and the effects of this standard on the Company's financial position, results of operations and cash flows are not yet known.
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

Note 2 – Restructuring Costs (continued)

The Company recorded restructuring costs of $0.1 million during the fiscal quarter ended September 27, 2014. These costs were comprised of employee termination costs, including severance at one of the Company's subsidiaries in the United States, and were incurred in connection with a cost reduction program. As of September 27, 2014, a portion of the costs were paid, and the remaining costs are expected to be paid by the first quarter of 2015.
The Company recorded restructuring costs of $0.3 million during the six fiscal months ended June 28, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. As of September 27, 2014, $0.2 million of the restructuring costs have been paid. The remaining costs are expected to be paid during the remainder of 2014 and the first quarter of 2015.
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
Note 3 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended September 27, 2014 was 14.2% versus (171.5)% for the fiscal quarter ended September 28, 2013. The effective tax rate for the nine fiscal months ended September 27, 2014 was 18.9% versus (11.9)% for the nine fiscal months ended September 28, 2013. VPG’s effective tax rate for both periods presented changed due to the results of geographical mix of pretax earnings. However, in the fiscal quarter and nine fiscal months ended September 28, 2013, the Company recorded a net discrete deferred tax benefit of $1.3 million associated with the increase in the Israeli statutory tax rate, resulting in an increase to the carrying value of the Company's net deferred tax assets in Israel.

In the fiscal quarter ended June 28, 2014, VPG began a reorganization within the Company’s corporate entity structure. For the fiscal quarter ended June 28, 2014, this reorganization caused the Company to record a discrete income tax expense of $1.9 million associated with foreign earnings that were previously considered permanently reinvested. In addition, the reorganization resulted in the recording of a $2.0 million discrete income tax benefit for the reversal of an existing valuation allowance against U.S. foreign tax credit carryforwards. The Company expects to complete the reorganization during the fourth quarter of 2014.
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters and nine fiscal months ended September 27, 2014 and September 28, 2013 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.
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

Note 4 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 27, 2014	December 31, 2013
2013 Credit Agreement - revolving facility	$—	$—
2013 Credit Agreement - U.S. term facility	6,500	8,000
2013 Credit Agreement - Canadian term facility	12,500	14,000
Israeli Credit Agreement - revolving facility	—	—
Exchangeable unsecured notes, due 2102	4,097	4,097
Other debt	845	976
	23,942	27,073
Less: current portion	4,882	4,137
	$19,060	$22,936
Note 5 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2014	$(16,761)	$(2,266)	$(19,027)
Other comprehensive income (loss) before reclassifications	(2,802)	—	(2,802)
Amounts reclassified from accumulated other comprehensive income (loss)	—	79	79
Balance at September 27, 2014	$(19,563)	$(2,187)	$(21,750)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2013	$(11,044)	$(3,939)	$(14,983)
Other comprehensive income (loss) before reclassifications	(5,086)	—	(5,086)
Amounts reclassified from accumulated other comprehensive income (loss)	—	279	279
Balance at September 28, 2013	$(16,130)	$(3,660)	$(19,790)

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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended September 27, 2014		Fiscal quarter ended September 28, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$106	$21	$111	$18
Interest cost	238	31	212	24
Expected return on plan assets	(200)	—	(149)	—
Amortization of actuarial losses	7	9	42	8
Net periodic benefit cost	$151	$61	$216	$50

	Nine fiscal months ended September 27, 2014		Nine fiscal months ended September 28, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$318	$63	$338	$55
Interest cost	711	93	640	73
Expected return on plan assets	(599)	—	(449)	—
Amortization of actuarial losses	21	27	127	22
Net periodic benefit cost	$451	$183	$656	$150

Note 7 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At September 27, 2014, the Company had reserved 579,134 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for regrant to others.
Stock Options
The following table summarizes the Company’s 2014 stock option activity (number of options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (yrs)
Outstanding:
Balance at January 1, 2014	27	$18.06
Granted	—	—
Exercised	(4)	11.92
Expired/forfeited	(5)	20.58
Balance at September 27, 2014	18	$18.92	2.41
Exercisable:
End of period	18	$18.92

Note 7 – Share-Based Compensation (continued)

The pretax intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of the fiscal quarter of $15.16 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the options holders had all option holders exercised their options on September 27, 2014 is not material.
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
On May 5, 2014, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.3 million and were comprised of 21,387 RSUs. Twenty-five percent of these awards will vest on January 1, 2017, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2017, subject to the satisfaction of certain performance objectives relating to three year cumulative earnings and cash flow goals, and their continued employment.
On May 22, 2014, the Board of directors approved the issuance of an aggregate of 11,235 RSUs to the three independent board members and to the non-executive Chairman of the Board, with an aggregate grant-date fair value of $0.2 million. The compensation cost with respect to the awards is recognized ratably over the one year vesting period of such awards.
RSU activity for 2014 is presented below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Balance at January 1, 2014	146	$14.72
Granted	112	15.30
Vested	(22)	15.84
Balance at September 27, 2014	236	$14.89
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

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015	9	29	38
January 1, 2016	23	24	47
January 1, 2017	76	—	76
Share-Based Compensation Expense
The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stock options	$—	$—	$—	$2
Restricted stock units	295	225	780	927
Total	$295	$225	$780	$929

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

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net third-party revenues:
Foil Technology Products	$27,327	$22,433	$81,362	$71,308
Force Sensors	17,480	16,388	50,893	48,876
Weighing & Control Systems	18,595	18,908	57,350	57,843
Total	$63,402	$57,729	$189,605	$178,027

Gross profit:
Foil Technology Products	$11,305	$8,235	$32,420	$26,731
Force Sensors	3,940	2,882	11,164	10,586
Weighing & Control Systems	8,532	8,126	26,937	23,455
Total	$23,777	$19,243	$70,521	$60,772

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,748	$3,912	$18,490	$13,926
Force Sensors	1,457	658	3,956	3,915
Weighing & Control Systems	2,653	2,464	9,325	7,488
Unallocated G&A expenses	(6,749)	(6,276)	(19,536)	(19,404)
Acquisition costs	—	(57)	—	(752)
Restructuring costs	(144)	(99)	(475)	(487)
Consolidated condensed operating income	$3,965	$602	$11,760	$4,686

Acquisition costs:
Weighing & Control Systems	$—	$(57)	$—	$(752)

Restructuring costs:
Foil Technology Products	$(144)	$—	$(144)	$(388)
Weighing & Control Systems	—	(99)	(331)	(99)
	$(144)	$(99)	$(475)	$(487)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.9 million and $0.5 million during the fiscal quarters ended September 27, 2014 and September 28, 2013, respectively, and $2.3 million and $1.4 million during the nine fiscal months ended September 27, 2014 and September 28, 2013, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and

Note 8 – Segment Information (continued)

Control Systems segment were $0.5 million and $0.5 million during the fiscal quarters ended September 27, 2014 and September 28, 2013, respectively, and $1.3 million and $1.7 million during the nine fiscal months ended September 27, 2014 and September 28, 2013, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.4 million during the fiscal quarters ended September 27, 2014 and September 28, 2013, respectively, and $0.8 million and $1.0 million during the nine fiscal months ended September 27, 2014 and September 28, 2013, respectively.
Note 9 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$3,119	$1,466	$8,286	$3,163

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	2	4	5	13

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$3,121	$1,470	$8,291	$3,176

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,757	13,734	13,755	13,504

Effect of dilutive securities:
Exchangeable notes	181	181	181	355
Employee stock options	—	1	1	1
Restricted stock units	39	28	31	80
Dilutive potential common shares	220	210	213	436

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,977	13,944	13,968	13,940

Basic earnings per share attributable to VPG stockholders	$0.23	$0.11	$0.60	$0.23

Diluted earnings per share attributable to VPG stockholders	$0.22	$0.11	$0.59	$0.23
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Weighted average employee stock options	18	23	18	23

Note 10 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign exchange (loss) gain	$(103)	$184	$(624)	$(1,005)
Interest income	56	57	176	191
Other	(34)	(31)	(322)	(259)
	$(81)	$210	$(770)	$(1,073)

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 27, 2014
Assets
Assets held in rabbi trusts	$4,660	$925	$3,735	$—

December 31, 2013
Assets
Assets held in rabbi trusts	$4,678	$1,087	$3,591	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 27, 2014 and December 31, 2013, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at September 27, 2014 and December 31, 2013 is approximately $22.4 million and $25.5 million, respectively, compared to its carrying value of $23.9 million and $27.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

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
Net revenues for the fiscal quarter ended September 27, 2014 were $63.4 million versus $57.7 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 27, 2014 were $3.1 million, or $0.22 per diluted share, versus $1.5 million, or $0.11 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 27, 2014 were $189.6 million versus $178.0 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 27, 2014 were $8.3 million, or $0.59 per diluted share, versus $3.2 million, or $0.23 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and nine fiscal months ended September 27, 2014 and September 28, 2013 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross profit	$23,777	$19,243	$70,521	$60,772
Gross margin	37.5%	33.3%	37.2%	34.1%

Reconciling items affecting gross margin
Acquisition purchase accounting adjustments (1)	15	903	56	4,401

Adjusted gross profit	$23,792	$20,146	$70,577	$65,173
Adjusted gross margin	37.5%	34.9%	37.2%	36.6%

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net earnings attributable to VPG stockholders	$3,119	$1,466	$8,286	$3,163

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (1)	15	903	56	4,401
Acquisition costs	—	57	—	752
Restructuring costs	144	99	475	487

Reconciling items affecting income tax expense
Tax effect of purchase accounting adjustments, acquisition cost adjustments, restructuring cost adjustments, and discrete items	54	1,297	149	2,643
Adjusted net earnings attributable to VPG stockholders	$3,224	$1,228	$8,668	$6,160

Weighted average shares outstanding - diluted	13,977	13,944	13,968	13,940

Adjusted net earnings per diluted share	$0.23	$0.09	$0.62	$0.44
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the third quarter of 2013 and through the third quarter of 2014 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2013	2013	2014	2014	2014

Net revenues	$57,729	$62,248	$61,041	$65,162	$63,402

Gross margin	33.3%	37.1%	36.1%	37.9%	37.5%

End-of-period backlog	$60,900	$60,000	$65,800	$65,200	$60,200

Book-to-bill ratio	1.01	1.00	1.09	0.98	0.95

Inventory turnover	2.75	2.86	2.84	2.95	2.90
See “Financial Metrics by Segment” below for net revenues, gross margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.
The net revenues in the third quarter of 2013 were impacted by inefficiencies in three of our manufacturing facilities in the Foil Technology Products segment, due to an enterprise resource planning ("ERP") implementation involving these locations, which resulted in lower shipments for that segment. From the fourth quarter of 2013 to the second quarter of 2014, revenues improved in the Foil Technology Products segment, resulting in improved net revenues overall. The Force Sensors segment also has sequentially increased its revenues since the fourth quarter of 2013, mainly due to higher volume. In the second quarter of 2014, the Weighing and Control Systems segment showed a recovery from the first quarter of 2014, with increased volume in the on-board weighing business. Net revenues in the third quarter of 2014 have continued to increase in the Force Sensors segment due to volume increases and manufacturing efficiencies, however, this improvement has been offset by a decline in revenues from the second quarter of 2014 in both the Foil Technology Products and Weighing and Control Systems segments.
The gross margins for the 2013 quarters were impacted by the purchase accounting adjustments recorded in connection with the acquisition of the KELK business in 2013. The gross margins, excluding the impacts of the purchase accounting adjustments, were 34.9% and 37.8% for the third and fourth quarters of 2013, respectively. The gross margin in the third quarter of 2013 reflected the effects of the ERP implementation in three of our manufacturing facilities in the Foil Technology Products segment, which caused manufacturing inefficiencies and a slowdown in shipments. In the fourth quarter of 2013, the improvement in the Foil Technology Products segment revenues and cost reductions in the Force Sensors segment helped improve the overall gross margin. In the first quarter of 2014, lower volume overall along with higher manufacturing costs in the Foil Technology Products segment contributed to the overall decline in the gross margin. In the second quarter of 2014, gross margin improved from the previous quarter mainly due to higher volume across all reporting segments and lower fixed manufacturing costs. Gross margins in the the third quarter of 2014 were slightly lower compared to the second quarter of 2014 due to a reduction in volume.
The book-to-bill ratio in the third quarter of 2014 reflects a reduction in orders compared to the second quarter of 2014, mainly in the Foil Technology Products and Weighing and Control Systems segments. The Foil Technology Products segment had large annual orders during the second quarter o

f 2014 which did not repeat in the third quarter of 2014. The decrease in orders in the Weighing and Control Systems segment was due to a normal European seasonal slowdown.
Financial Metrics by Segment
The following table shows net revenues, gross margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment for the five quarters beginning with the third quarter of 2013 and through the third quarter of 2014 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2013	2013	2014	2014	2014

Foil Technology Products
Net revenues	$22,433	$25,737	$26,007	$28,028	$27,327
Gross margin	36.7%	40.5%	37.9%	40.2%	41.4%
End-of-period backlog	$24,100	$25,800	$29,000	$29,200	$26,600
Book-to-bill ratio	1.10	1.07	1.12	1.01	0.94
Inventory turnover	3.28	3.34	3.40	3.51	3.34

Force Sensors
Net revenues	$16,388	$15,970	$16,432	$16,981	$17,480
Gross margin	17.6%	21.5%	21.3%	21.9%	22.5%
End-of-period backlog	$12,500	$12,800	$13,500	$12,700	$12,800
Book-to-bill ratio	0.92	1.01	1.04	0.95	1.02
Inventory turnover	2.08	2.03	2.06	2.14	2.21

Weighing and Control Systems
Net revenues	$18,908	$20,541	$18,602	$20,153	$18,595
Gross margin	43.0%	44.9%	46.7%	48.2%	45.9%
End-of-period backlog	$24,300	$22,000	$23,300	$23,300	$20,800
Book-to-bill ratio	0.98	0.91	1.09	0.98	0.89
Inventory turnover	3.38	3.90	3.63	3.80	3.69
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

We recorded restructuring costs of $0.5 million during the nine fiscal months ended September 27, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at our subsidiaries in the United States and Canada and were incurred in connection with a cost reduction program.

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
Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency
Our operations in Israel, Costa Rica, and certain locations in Asia are largely financed in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency.
For the fiscal quarter ended September 27, 2014, exchange rates increased net revenues by $0.4 million, and increased costs of products sold and selling, general, and administrative expenses by $0.2 million, when compared to the comparable prior year period. For the nine fiscal months ended September 27, 2014, exchange rates increased net revenues by $1.1 million, and increased costs of products sold and selling, general, and administrative expenses by $0.7 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Costs of products sold	62.5%	66.7%	62.8%	65.9%
Gross profit	37.5%	33.3%	37.2%	34.1%
Selling, general, and administrative expenses	31.0%	32.0%	30.7%	30.8%
Operating income	6.3%	1.0%	6.2%	2.6%
Income before taxes	5.8%	0.9%	5.4%	1.6%
Net earnings	5.0%	2.5%	4.4%	1.8%
Net earnings attributable to VPG stockholders	4.9%	2.5%	4.4%	1.8%

Effective tax rate	14.2%	-171.5%	18.9%	-11.9%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$63,402	$57,729	$189,605	$178,027
Change versus comparable prior year period	$5,673		$11,578
Percentage change versus prior year period	9.8%		6.5%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	9.0%	6.1%
Change in average selling prices	0.1%	-0.2%
Foreign currency effects	0.7%	0.6%
Other	0.0%	0.0%
Net change	9.8%	6.5%
For the fiscal quarter and nine fiscal months ended September 27, 2014, the improvement in revenues, as compared to the prior year period, is due primarily to volume increases in the Foil Technology Products and Force Sensors segment, partially offset by volume decreases in the Weighing and Control Systems segment.
Gross Profit and Margins
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross margin	37.5%	33.3%	37.2%	34.1%

The gross margin for the fiscal quarter and nine fiscal months ended September 27, 2014, respectively, has increased compared to the comparable prior year periods, even after adjusting for the KELK acquisition purchase accounting adjustments recorded in 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the fiscal quarter ended September 28, 2013 by $0.9 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 34.9% for the fiscal quarter ended September 28, 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the nine fiscal months ended September 28, 2013 by $4.4 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 36.6% for the nine fiscal months ended September 28, 2013. The increase in revenues for the fiscal quarter and nine fiscal months ended September 27, 2014 as compared to the comparable prior year periods, has contributed to the higher margins in 2014.
Segments
Analysis of revenues and gross margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$27,327	$22,433	$81,362	$71,308
Change versus comparable prior year period	$4,894		$10,054
Percentage change versus prior year period	21.8%		14.1%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	22.0%	14.3%
Change in average selling prices	-0.1%	-0.4%
Foreign currency effects	0.0%	0.2%
Other	-0.1%	0.0%
Net change	21.8%	14.1%
The volume improvement over the prior year, for both of the periods presented, reflects higher shipments in 2014. During 2013, three of the manufacturing locations within this segment underwent an ERP implementation, which resulted in lower shipments.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross margin	41.4%	36.7%	39.8%	37.5%
For the fiscal quarter ended September 27, 2014, the gross margin improved from the comparable prior year periods mainly due to increased volume and labor efficiencies. For the nine fiscal months ended September 27, 2014, the gross margin improved from the comparable prior year periods mainly due to increased volume, partially offset by higher manufacturing costs, including wage and headcount increases.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$17,480	$16,388	$50,893	$48,876
Change versus comparable prior year period	$1,092		$2,017
Percentage change versus prior year period	6.7%		4.1%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	5.0%	2.7%
Change in average selling prices	0.2%	-0.1%
Foreign currency effects	1.2%	1.4%
Other	0.3%	0.1%
Net change	6.7%	4.1%
The volume improvement, as compared to the prior year periods, is mainly due to an improvement in the segment's OEM business.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross margin	22.5%	17.6%	21.9%	21.7%
The gross margin for the fiscal quarter ended September 27, 2014 increased from the comparable prior year period primarily due to higher volume and manufacturing efficiencies.
The gross margin for the nine fiscal months ended September 27, 2014 was flat compared to the comparable prior year period. Higher revenues were offset by higher fixed manufacturing costs.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenues	$18,595	$18,908	$57,350	57,843
Change versus comparable prior year period	$(313)		$(493)
Percentage change versus prior year period	-1.7%		-0.9%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	-2.8%	-1.2%
Change in average selling prices	0.3%	-0.1%
Foreign currency effects	1.1%	0.5%
Other	-0.3%	-0.1%
Net change	-1.7%	-0.9%
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Gross margin	45.9%	43.0%	47.0%	40.5%
The gross margin for the fiscal quarter and nine fiscal months ended September 27, 2014, respectively, increased compared to the comparable prior year periods, due to the KELK acquisition purchase accounting adjustments recorded in 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the fiscal quarter ended September 28, 2013 by $0.9 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 47.8% for the fiscal quarter ended September 28, 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during the nine fiscal months ended September 28, 2013 by $4.4 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 48.2% for the nine fiscal months ended September 28, 2013. Excluding the KELK purchase accounting adjustments, the gross margin was impacted by lower volume and product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Total SG&A expenses	$19,668	$18,485	$58,286	$54,847

as a percentage of net revenues	31.0%	32.0%	30.7%	30.8%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended September 27, 2014 increased $1.2 million as compared to the comparable prior year period, mainly due to an increase in personnel costs and commissions. SG&A expenses for the nine fiscal months ended September 27, 2014 increased $3.4 million as compared to the comparable prior year period, mainly due to an increase in personnel costs. Approximately $0.6 million of the increase relates to having one additional month of expenses from the KELK business, since the acquisition became effective January 31, 2013.

Acquisition Costs
In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated condensed statement of operations for the fiscal quarter and nine fiscal months ended September 28, 2013, as follows (in thousands):

	Fiscal quarter ended	Nine fiscal months ended
	September 28, 2013	September 28, 2013
Accounting and legal fees	$57	$610
Appraisal fees	—	84
Other	—	58
	$57	$752
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
The Company recorded restructuring costs of $0.1 million during the fiscal quarter ended September 27, 2014. These costs were comprised of employee termination costs, including severance at one of the Company's subsidiaries in the United States, and were incurred in connection with a cost reduction program. As of September 27, 2014, a portion of the costs were paid, and the remaining costs are expected to be paid by the first quarter of 2015.
We recorded restructuring costs of $0.3 million during the six fiscal months ended June 28, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance at our subsidiary in Canada, and were incurred in connection with a cost reduction program. As of September 27, 2014, $0.2 million of the restructuring costs have been paid. The remaining costs are expected to be paid during the remainder of 2014 and the first quarter of 2015.
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
Other Income (Expense)
Total interest expense for the fiscal quarter and nine fiscal months ended September 27, 2014 was consistent with interest expense in the comparable prior year periods.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 27, 2014	September 28, 2013	Change
Foreign exchange (loss) gain	$(103)	$184	$(287)
Interest income	56	57	(1)
Other	(34)	(31)	(3)
	$(81)	$210	$(291)

	Nine fiscal months ended
	September 27, 2014	September 28, 2013	Change
Foreign exchange loss	$(624)	$(1,005)	$381
Interest income	176	191	(15)
Other	(322)	(259)	(63)
	$(770)	$(1,073)	$303
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended September 27, 2014, exchange losses realized from the weakening of the Canadian dollar against the U.S. dollar were partially offset by exchange gains due to strengthening of the Israeli shekel and the British pound against the U.S. dollar. For the fiscal quarter ended September 28, 2013, the exchange gain was primarily due to the Canadian dollar strengthening against the U.S. dollar.
The foreign currency losses for the nine fiscal months ended September 27, 2014 and September 28, 2013 were primarily due to fluctuations in the Canadian dollar. For the nine fiscal months ended September 27, 2014, the exposure to currency fluctuations with the Canadian dollar was reduced due to the capitalization of an intercompany loan.
Income Taxes
For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended September 27, 2014 was 14.2% versus (171.5)% for the fiscal quarter ended September 28, 2013. The effective tax rate for the nine fiscal months ended September 27, 2014 was 18.9% versus (11.9)% for the nine fiscal months ended September 28, 2013. Our effective tax rate for both periods presented changed due to the results of geographical mix of pretax earnings. However, in the fiscal quarter and nine fiscal months ended September 28, 2013, we recorded a net discrete deferred tax benefit of $1.3 million associated with the increase in the Israeli statutory tax rate, resulting in an increase to the carrying value of our net deferred tax assets in Israel.
In the fiscal quarter ended June 28, 2014, we began a reorganization within our corporate entity structure. For the fiscal quarter ended June 28, 2014, this reorganization caused us to record a discrete income tax expense of $1.9 million associated with foreign earnings that were previously considered permanently reinvested. In addition, the reorganization resulted in the recording of a $2.0 million discrete income tax benefit for the reversal of an existing valuation allowance against U.S. foreign tax credit carryforwards. We expect to complete the reorganization during the fourth quarter of 2014.
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
At September 27, 2014 and December 31, 2013, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
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
The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. We were in compliance with these covenants at September 27, 2014. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of VPG, maintains a credit agreement providing for a multi-currency, secured revolving facility of $15.0 million. The VAT revolving facility terminates on November 30, 2014. There was no balance outstanding on this facility at September 27, 2014 or December 31, 2013.
Interest payable on the VAT revolving facility is based upon LIBOR plus an interest rate margin of 2.15% per annum. VAT is required to pay a quarterly fee of 0.40% per annum on the unused portion of the revolving facility. VAT's credit agreement requires compliance with customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a leverage ratio of not more than 2.5 to 1.0; (b) a tangible shareholders’ equity of not less than $48.0 million; and (c) a tangible net worth to total assets ratio of not less than 0.65 to 1.0. As of September 27, 2014, VAT was in compliance with its financial maintenance covenants. In the event of covenant non-compliance, the VAT credit agreement could be terminated by the lender, and any amounts outstanding pursuant to the VAT credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.8 million at September 27, 2014 and $1.0 million at December 31, 2013, respectively.
During the third fiscal quarter of 2014, our Board approved a share repurchase plan, pursuant to which we may repurchase in the aggregate up to 500,000 shares of our outstanding common stock. We expect to fund share repurchases through cash on hand and cash generated from operations and borrowings under our revolving credit facility. As of September 27, 2014, no repurchases had been made pursuant to plan.
Our business has historically generated operating cash flow. Our cash generated from operating activities for the nine fiscal months ended September 27, 2014 was $12.5 million, compared to $6.2 million for the comparable prior year period.

We refer to the amount of cash generated from operations ($12.5 million) in excess of our capital expenditure needs ($5.6 million) and net of proceeds from the sale of assets ($0.1 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. For the nine fiscal months ended September 27, 2014, we generated free cash of $7.0 million and believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
The following table summarizes the components of net cash (debt) at September 27, 2014 and December 31, 2013 (in thousands):

	September 27, 2014	December 31, 2013
Cash and cash equivalents	$75,424	$72,785

Third-party debt, including current and long-term:
Revolving credit facilities	—	—
Term loans	19,000	22,000
Third-party debt held by Japanese subsidiary	845	976
Exchangeable notes due 2102	4,097	4,097
Total third-party debt	23,942	27,073
Net cash	$51,482	$45,712
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
Approximately 85% and 75% of our cash and cash equivalents balance at September 27, 2014 and December 31, 2013, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at September 27, 2014 and December 31, 2013:

	September 27, 2014	December 31, 2013
Israel	25%	16%
Asia	28%	30%
Europe	16%	16%
United States	15%	25%
United Kingdom	9%	7%
Canada	7%	6%
	100%	100%
Our financial condition as of September 27, 2014 remains strong, with a current ratio (current assets to current liabilities) of 4.2 to 1.0, as compared to a ratio of 4.0 to 1.0 at December 31, 2013.
Cash paid for property and equipment for the nine fiscal months ended September 27, 2014 was $5.6 million as compared to $3.9 million in the comparable prior year period. Capital expenditures for the nine fiscal months ended September 27, 2014 are comprised of projects related to the normal maintenance of business.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended September 27, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 27, 2014, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: November 5, 2014