Form 10-K
period 2014-12-31
Vishay Precision Group, Inc.
filed 2015-03-11
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($16.19 on June 28, 2014), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $210,691,000. There is no non-voting stock outstanding.
As of March 11, 2015, the registrant had 12,693,625 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2014

PART I
Item 1. BUSINESS DESCRIPTION
General
Vishay Precision Group, Inc. (“VPG,” the “Company,” “we,” “us” or “our”) is an internationally recognized designer, manufacturer and marketer of sensors, and sensor-based measurement systems, as well as specialty resistors and strain gages based upon our proprietary technology. We provide precision products and solutions, many of which are “designed-in” by our customers, specializing in the growing markets of stress, force, weight, pressure, and current measurements. A significant portion of our products and solutions are primarily based upon our proprietary foil technology and are produced as part of our vertically integrated structure. We believe this strategy results in higher quality, more cost effective and focused solutions for our customers. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographic locations that also optimize our resources for specific technologies, sensors, assemblies and systems.
The Company also has a long heritage of innovation in precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. This expertise served as a foundation for our expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing. Our products are not typically used in the consumer market.
The precision sensor market is integral to the development of intelligent products across a wide variety of end markets upon which we focus, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers (“OEMs”) continue a drive to make products “smarter,” they will integrate more sensors and related systems into their solutions to link the mechanical/physical world with digital control and/or response. We believe this offers a substantial growth opportunity for our products and expertise.
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
Throughout the 1960’s and 1970’s, Vishay Intertechnology established itself as a technical and market leader in precision foil resistors, PhotoStress® products, and foil strain gages. These innovations were the genesis of the foil technology that is a unique strategic competitive advantage of Vishay Precision Group. The subsequent innovations and advancement of foil resistance and strain gage technology opened the door to numerous commercial applications, such as force sensors and control systems on a vertical market basis.
On July 6, 2010, Vishay Intertechnology spun off its precision measurement and foil technology businesses through a tax-free stock dividend of VPG stock to Vishay Intertechnology’s stockholders and we became a publicly-traded company. In the decade prior to the spin-off, Vishay Intertechnology expanded our sensor and measurement business through acquisitions, extending our business from its initial focus on precision foil resistors and foil strain gages to include an array of sensor-based solutions. These solutions include transducers/load cells, which are force sensors combining strain gages and the metallic structures to which they are bonded; load cell modules that utilize electronic instrumentation and software for measuring the load cell output; and measurement instrumentation and complete systems for process control and on-board weighing.
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
While our acquisitions provided us an array of strong brand names, in addition to our historical resistor and strain gage brands, we believe the continued success of our strategy is best served by the establishment of a strong overall global brand. In May 2014, we launched the “VPG” brand, which is intended to leverage the strength of these historical brands under the umbrella of a more unified, globally recognizable VPG name. We continue to broaden and emphasize the VPG brand in the markets we serve under the following brands for each of our business segments:

Foil Technology Products	Force Sensors	Weighing and Control Systems
Alpha Electronics	VPG Transducers	BLH Nobel
Micro-Measurements	- Celtron	KELK
Powertron	- Revere	VPG Onboard Weighing
Vishay Foil Resistors	- Sensortronics
- Tedea-Huntleigh

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
Key Business Vision and Strategies
Our vision is to be the leading provider of sensors, and sensor-based systems with the highest precision, quality, value and service for measuring force (weight, pressure, torque, acceleration) and current. As part of that vision, we are a leading provider of foil specialty resistors and strain gages, which are particularly effective in precision measurement applications.
Our strategy is to achieve corporate growth and shareholder value by expanding our existing product portfolio organically, as well as by acquiring complementary precision measurement products. Specifically, we are focused on the following strategic initiatives:
Optimize Core Competence
The Company’s core competency and key value proposition is providing customers with proprietary foil technology products and precision measurement sensors and sensor-based systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. This advanced sensors’ manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which should convert into reduced manufacturing costs, reduce lead times and increase margins.
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as Costa Rica, India, Israel, China and Taiwan, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives.
Organic Growth
Our product portfolio is focused, to a significant extent, on specialty products serving niche markets. The development of specialty products requires us to form long-term relationships with our customers. Our specialty products are usually designed, or engineered, to meet unique specifications for OEMs. This often results in our customers creating a non-standard part number used solely to designate our product on their bill of materials. We call this customer activity a “design win.” This activity may create organic growth as the OEM customer begins to order increasing quantities to meet their production requirements, with little or no opportunity to purchase a similar part from competing suppliers. The “design in” time for these initiatives is typically 12 to 24 months.
We expect to continue to use our research and development, engineering, and product marketing resources to introduce new and innovative specialty products. An example of our success in this regard is the recent acceptance and growth of our on-board vehicle weighing solution incorporating microelectromechanical systems ("MEMS") technology. Our ability to react to changing customer needs, emerging markets, and industry trends will continue to be a key to our success.
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
Growth from Acquisitions
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating those products into our weighing and control systems. While the acquisition of the KELK business in January 2013 continued that trend, it also resulted in the acquisition of certain optical sensor technology. Along with our recent success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Product Segments
Foil Technology Products
The Foil Technology Products segment includes our foil resistor and strain gage operating segments. Typical applications for foil resistors include high end test equipment for the aviation, military and space, semiconductor, process control, oil and gas and medical markets. Typical applications for strain gages are stress analysis for structural testing in the aviation, military and space, infrastructure and construction markets. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption.
The products in these segments are based on our resistive foil technology, which continues to evolve and enables both products to be suited for new and varied applications.
The manufacturing of the foil material is a critical and common component of the Company’s strain gage and precision foil businesses, and as a result, we experience synergies between our foil resistor and strain gage operating segments. The production cycles for foil resistors and strain gages are similar and many of the same raw materials are utilized in the manufacturing processes for both operating segments. The foil resistor and strain gage products require a similar level of labor and capital. Our strain gage operating segment sells a significant amount of foil inventory to the Company’s foil resistor operating segment. A majority of products from the strain gage operating segment are sold to third parties as “standard catalog items”; the remainder of this operating segment’s products are sold as non-standard and/or custom products to third parties and to our Force Sensors segment.
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
A majority of products from the Force Sensors segment are sold to third parties as “standard catalog items” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties and to our Weighing and Control Systems segment. Direct sales channels (field application engineers (“FAEs”)) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire primarily standard, “as is” products.
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
The Weighing and Control Systems segment acquires many of the load cells it requires from our Force Sensors segment. As such, the Company considers the load cell production line to be an integral component of the Weighing and Control Systems segment’s production process. Other major components that comprise our systems are: electronic displays; optical gages; signal processors; MEMS sensors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of force, weight, pressure, torque, tilt, motion, and acceleration. Direct sales channels (FAEs) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors and sales agents are also used, as appropriate, to market, sell and support certain products in this segment.
Products
Our precision sensor and sensor-based systems include products such as load cells, transducers, weighing modules, and complete systems for process control and on-board weighing applications. Our precision foil resistors and strain gages are based on our proprietary foil technology, which we invented. We manufacture and sell high precision foil resistors, foil strain gages and strain gage instruments containing foil resistors.
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

•
Foil strain gages – Strain gages, including our advanced sensors, are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Typical uses of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. A variety of physical measurements can be made using strain gages attached to metal components including force, weight, pressure, displacement, and acceleration. We sell our strain gages under the well-known Micro-Measurements brand.

•
Transducers and load cells – A transducer is mounted on a structure that is subjected to weight or other stress, such as the platform of an industrial scale. The term “load cell” is primarily used to describe transducers used in weighing applications. Strain gage transducers consist of one or more strain gages bonded to a metallic support. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example, weight or tension. We produce both analog and digital transducers. With the launch of our “VPG” branding initiative in 2014, we sell our load cells under the overall VPG Transducers name as we transition from the previously used Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.

•	Modules – Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications.

•	Instruments – Instruments measure, process, digitize, display, and record the output of our strain gages, transducers, and control systems.

•
Weighing and control systems – Weighing and control systems are integrated systems for the detection and measurement of weight and other types of force, primarily for use in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing. With our acquisition of KELK, we added certain optical gages for control systems and enhanced our other product offerings for process control in the steel mill industry. We sell our systems under a variety of brand names including BLH Nobel, KELK, and VPG Onboard Weighing.

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
Sources of Supplies
Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. The principal materials used in our products include various metallic foil alloys, aluminum, stainless steel, tool steel, plastics, and for a few products, gold. Some of the most highly specialized materials for our sensors are sourced from a single vendor. We maintain a safety stock inventory of certain critical materials at our facilities. We are taking steps to determine the use, source and origin of any tin, tantalum, tungsten or gold in our global product portfolio and, if appropriate, would work with our suppliers to remediate issues and source more responsibly.
A significant portion of our Force Sensors and Weighing and Control Systems segment products are based on strain gages produced by our Foil Technology Products segment.
Inventory and Backlog
We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of standardized components, and monitor the backlog of outstanding orders for our products.
We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months. Many of our customers for strain gages, load cells, and foil resistors encounter uncertain and changing demand for their products. They typically order products from us based on their forecasts. If the customers' business needs change, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog at any point in time is not necessarily indicative of the results to be expected for future periods.
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

Our net revenues attributable to customers by region are as follows:

	Years ended December 31,
	2014	2013	2012
Americas	38%	37%	41%
Europe	40%	40%	41%
Asia	22%	23%	18%
	100%	100%	100%
We sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), and independent distributors. We also sell directly to end-use customers. During 2014, sales channels for our three reporting segments were as follows:

	Foil Technology Products	Force Sensors	Weighing and Control Systems
OEMs	39%	71%	41%
EMS	13%	0%	0%
Distributors	26%	24%	15%
End users	22%	5%	44%
	100%	100%	100%
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
Our foil resistors, where we maintain a leading market share, and our foil strain gages are based on our proprietary technology. Competitors often compete in this market with different technology, but functionally equivalent products. Competition in our Foil Technology Products segment includes HBM, an operating company of Spectris. Competitors in our Force Sensors segment include HBM, Zemic, Keli and Flintec. Competitors in our Weighing and Control Systems segment include Roper Industries, ABB and Mettler Toledo.
Research and Development
Many of our products, manufacturing techniques, and technologies have been invented, designed, and developed by our engineers and scientists. Special proprietary resistive metal foil is the most important material in both our foil resistors and our foil strain gages, and our research and development activities related to foil materials are an important linkage between these two products. We maintain strategically placed design centers where proximity to customers enables us to more easily monitor and satisfy the needs of local markets. These design centers are located in the United States, Israel, Canada, Sweden, Japan, the United Kingdom, India, the People’s Republic of China, the Republic of China (Taiwan), Germany and France.
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
Employees
As of December 31, 2014, we employed approximately 2,536 total employees, substantially all of which were full-time employees. Approximately 86% of the employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.
Executive Officers
The following table sets forth certain information regarding our executive officers as of March 11, 2015:

Name	Age	Positions
Ziv Shoshani	48	Chief Executive Officer, President, and Director
William M. Clancy	52	Executive Vice President and Chief Financial Officer
Thomas P. Kieffer	62	Senior Vice President and Chief Technical Officer

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

Our business structure emphasizes vertical product integration. For example, we use our strain gages in our force sensor products and our force sensor business is our largest customer (by volume) for our strain gages. Similarly, our weighing and control systems business primarily uses our force sensor products in its systems. Many of the acquisitions which form the core operations of our business had the effect of extending our vertical integration.

While we believe this has been, and will continue to be, a sound business structure, vertical product integration and the resulting interdependencies of our divisions exposes us to certain risks. As a consequence of our vertical integration, our force sensors business may compete with certain of our customers and potential customers for strain gages while our systems business may compete with certain of our customers and potential customers for force sensors, who, for that reason, may elect not to do business with us.
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
Such acquisitions or investments involve a number of risks, including the following:

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

The factors noted above could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as out-of-pocket costs.
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
We have and continue to implement new enterprise resource planning (“ERP”) systems in different parts of our business. ERP systems are integral to our ability to accurately and efficiently manage our manufacturing and sales activities, and provide critical business information to management. The implementation of an ERP system may cause us to incur additional costs, shipment delays, and related customer dissatisfaction; expend employee (including Company management) time and attention; and otherwise burden our internal resources. Any difficulties we encounter with the implementation or successful operation of an ERP system could damage the effectiveness of our business processes and could adversely impact our ability to accurately and effectively forecast and manage sales demand, manage our supply chain, and report management information on an accurate and timely basis, any of which could have a material adverse effect on our business and results of operations.
To remain successful, we must continue to innovate, and our investments in new technologies may not prove successful.
Our future operating results depend on our ability to continually develop, introduce and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change, that customers may be unwilling, or unable, to adopt the new products or methods of using them, that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands, or that such products will experience quality or other qualification issues with our customers as they, and we, gain experience with qualifying them and using them. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.
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

Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in April 2014, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. In China, for instance, the USTR is concerned about the existence of serious obstacles to the effective protection of intellectual property rights, including the concern that China may treat foreign owned intellectual property differently than that owned or developed in China. The USTR has also expressed an escalating concern about the theft of trade secrets in China, with some theft possibly involving the Chinese government. The USTR also expressed concern that India continues to have a weak legal framework and enforcement system. Argentina, Chile, Indonesia, Pakistan, Russia, Thailand, and Venezuela were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
Our force sensor products and weighing and control systems often involve long product development cycles, both to develop the product or system and to secure customer acceptance following what may be a lengthy on-site testing period. During product development and testing, we may incur substantial costs without corresponding revenues. If our custom product or system is ultimately accepted by the customer, we may then begin to realize substantial revenues from our development efforts.

In particular, our weighing and control systems can be priced for several hundred thousand dollars per unit, so that a contract to acquire one or more units can materially contribute to our revenues during the period or periods that we are permitted to recognize the contract revenues for accounting purposes. The nature of our weighing and control products and systems, and in particular, the products and systems manufactured by the steel business, may therefore result in substantial fluctuations in our operating results, including revenues and profitability, from period to period, even though there has been no fundamental change in our business or its prospects. Further, customers may request a delay in shipping a product they have ordered due to changes in their business needs which may delay the revenue recognition for the product until shipment occurs. This may make it difficult for investors to undertake period-to-period comparisons of our performance. Also, the fluctuating nature of key components of our revenues may limit the visibility of our management regarding performance in future periods and make it more difficult for our management to provide guidance to our investors.
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
Pursuant to the SEC’s “conflict minerals” rules, reporting companies that determine that certain metals, dubbed “conflict minerals” by the SEC (which include tantalum, gold, tin and tungsten sourced from the Democratic Republic of the Congo or adjoining countries), are necessary to the functionality or production of a product they manufacture or contract to have manufactured must file a specialized disclosure form with the SEC. We are in the process of determining whether any metals that we use as raw materials are "conflict minerals" as defined by the SEC rules. This inquiry and compliance with the SEC's related disclosure requirements, have increased our legal compliance costs and may affect the sourcing and availability of minerals used in the manufacture of our products. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all metals used in our products.
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
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our acquisition of new businesses requires the integration and harmonization of the acquired business’ internal controls with our existing internal controls in order to properly account for the acquired business’ assets and operations. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

We are exposed to, and may be adversely affected by, interruptions to our computer and information technology systems and sophisticated cyber-attacks.

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, suppliers, employees and other sensitive matters. Any cyber incidents could, however, materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication and could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flows.
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

Our primary credit facility requires us to maintain certain financial ratios. If we fail to comply with the covenant restrictions contained in the credit facility, that failure could result in termination of the facility, and all amounts outstanding could become immediately payable.
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
As a global business, we have a relatively complex tax structure, and there is a risk that the tax authorities will disagree with our transfer pricing policies.
Since we conduct operations worldwide through our foreign subsidiaries, we are subject to complex transfer pricing regulations in the countries in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between us and our affiliates be priced on a basis that would be comparable to an arm’s length transaction and that contemporaneous documentation be maintained to support the profit allocation. Although uniform transfer pricing standards are emerging in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these rules. To the extent that any tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties.
Future realization of deferred tax assets could adversely impact our deferred tax expense in future periods.
We record a valuation allowance to reduce our deferred tax assets to the amount that it is more likely than not to be realized. Our assessments about the realizability of our deferred tax assets are based, in part, on estimates of our future taxable income by tax jurisdiction, the character of the income, the prudence and feasibility of possible tax planning strategies, and the economic environments in which we do business. Any changes in these assessments could have a material impact on our results of operations.
Approximately 73% of our cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2014, $58.0 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States. At the present time, we expect the cash and profits generated by the majority of our foreign subsidiaries will continue to be reinvested outside of the United States indefinitely. Accordingly, no provision has been made for U.S. federal and state income taxes on these foreign earnings. If cash is required to be repatriated to the United States, in addition to various foreign country laws regulating the exportation of the cash and profits, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries.
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
We have substantial operations in Israel. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have the general effect of increasing our net earnings. Any significant increase in the Israeli tax rates could have an adverse impact on our results of operations. There can also be no assurance that in the future the Israeli government will offer new tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received prior to 2014, or that we will be eligible to benefit from them.

We attempt to improve profitability by operating in countries in which manufacturing efficiencies may be achieved, but the shift of operations to these regions may entail considerable expense.
Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries in which we have existing capacity, as well as countries with lower production costs or other benefits, such as Costa Rica, India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). During this process, we may experience under-utilization of certain plants and factories in higher-labor-cost regions and capacity constraints in plants and factories located in lower-labor-cost regions. Also, we may experience delays in the expected transition from a higher cost location to a lower cost one that result in greater than expected use of the higher cost facility. This transitional utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with workforce reductions and plant closings in the higher-labor-cost regions, and start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-labor-cost regions. In addition, as we implement transfers of certain of our operations we may experience strikes or other types of labor unrest as a result of layoffs or termination of our employees in higher-labor-cost countries.
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
Our significant foreign subsidiaries are located in the United Kingdom, Canada, Germany, Israel, Japan, and India. Our operations in Europe, Canada and certain locations in Asia primarily generate and expend cash in local currencies. Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This situation in particular applies to our operations in Canada, India, Israel, China, and Taiwan.
As of December 31, 2014, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and approve other actions as stockholders without the approval of our other stockholders. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of approximately 76.8% of our Class B convertible common stock, representing 34.3% of the total voting power of our capital stock as of December 31, 2014.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 20 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Chennai, India (a)	Force Sensors	129,000
Wendell, North Carolina USA	Foil Technology Products	127,000
Holon, Israel	Foil Technology Products	97,000
Carmiel, Israel	Force Sensors	80,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Akita, Japan (b)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000
Alajuela, Costa Rica	Foil Technology Products	8,000

Third-Party Leased Locations
Toronto, Canada	Weighing and Control Systems	91,000
Tianjin, People’s Republic of China	Force Sensors	67,000
Rancho Cucamonga, California USA	Force Sensors/Weighing and Control Systems	54,000
Beijing, People’s Republic of China	Force Sensors	40,000
Omer, Israel	Foil Technology Products	24,000
Holon, Israel	Foil Technology Products	16,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Malvern, Pennsylvania USA	Corporate	8,000
Teltow, Germany	Foil Technology Products	5,000
Alajuela, Costa Rica	Foil Technology Products	2,000

(a)	The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire or in finding alternative facilities.
Our corporate headquarters are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355.
Item 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings that constitute ordinary, routine litigation incidental to our business. In our opinion, the disposition of these proceedings, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, and cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 938 at March 11, 2015.

	2014		2013
	High	Low	High	Low
Fourth Quarter	$17.95	$14.76	$17.07	$13.50
Third Quarter	$17.21	$14.10	$16.95	$14.00
Second Quarter	$18.29	$15.01	$17.70	$12.57
First Quarter	$17.89	$13.63	$14.80	$12.50
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 11, 2015 we had outstanding 1,025,158 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 44.6% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of approximately 76.8% of our Class B convertible common stock, representing 34.3% of the total voting power of our capital stock as of December 31, 2014.
The following table provides information about repurchases of the Company's common stock during the three-month period ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
October	2,000	$15.96	2,000	498,000
November	—	—	—	—
December	—	—	—	—
Total	2,000		2,000	498,000

(a)	On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a fifty-four month period (from its initial listing on July 6, 2010), with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at July 6, 2010 and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		7/6/10	12/31/10	6/30/11	12/31/11	6/30/12	12/31/12	6/30/13	12/31/13	6/30/14	12/31/14
Vishay Precision Group, Inc.	Cum $	100.00	161.03	144.27	136.58	119.23	112.99	129.40	127.26	140.68	146.67
Russell 2000 Index	Cum $	100.00	133.64	141.93	128.06	138.99	149.04	172.68	206.91	213.51	217.04
Peer Group *	Cum $	100.00	154.18	182.69	144.60	153.74	193.87	198.16	244.57	258.76	281.14

*The management selected peer group includes: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2014 and the balance sheet data as of December 31, 2014, 2013, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements.
Our historical financial data for the period prior to July 6, 2010 is not necessarily indicative of our future performance or what our financial position and results of operations would have been if we had operated as a separate, stand-alone entity during the period shown. The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Net revenues	$250,823	$240,275	$217,616	$238,107	$207,524
Costs of products sold	158,699	156,420	142,584	154,996	130,396
Gross profit	92,124	83,855	75,032	83,111	77,128

Selling, general, and administrative expenses	77,348	74,521	63,666	66,847	57,297
Acquisition costs	—	794	275	—	—
Impairment of goodwill and indefinite-lived intangibles	5,446	—	—	—	—
Restructuring costs	668	538	—	—	—
Operating income	8,662	8,002	11,091	16,264	19,831

Other income (expense):
Interest expense	(868)	(1,022)	(266)	(276)	(390)
Other	(851)	(1,579)	(301)	(878)	(928)
Other income (expense) - net	(1,719)	(2,601)	(567)	(1,154)	(1,318)

Income before taxes	6,943	5,401	10,524	15,110	18,513

Income tax expense (benefit)	2,912	1,054	(1,240)	4,316	6,770

Net earnings	4,031	4,347	11,764	10,794	11,743
Less: net earnings attributable to noncontrolling interests	178	56	73	23	37
Net earnings attributable to VPG stockholders/parent (a)	$3,853	$4,291	$11,691	$10,771	$11,706

Earnings per share data:
Basic	$0.28	$0.32	$0.87	$0.81	$0.88
Diluted	$0.28	$0.31	$0.84	$0.78	$0.85

Wt. avg. shares outstanding – basic	13,755	13,563	13,367	13,343	13,332
Wt. avg. shares outstanding – diluted	13,977	13,944	13,889	13,834	13,787

Balance Sheet Data:
Cash and cash equivalents	$79,642	$72,785	$93,881	$80,828	$82,245
Total assets	289,887	292,104	263,173	256,605	248,713
Long-term debt, less current portion	17,713	22,936	11,154	11,463	11,692
Working capital	138,508	137,702	153,754	140,978	136,429
Total VPG stockholders' equity	200,924	203,418	196,649	184,785	176,785

(a)
For the periods from July 6, 2010 to December 31, 2014, net earnings are attributable to VPG stockholders and for the period prior to July 6, 2010, net earnings are attributable to Vishay Intertechnology.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
VPG is an internationally recognized designer, manufacturer and marketer of sensors, and sensor-based measurement systems, as well as specialty resistors and strain gages based upon our proprietary technology. We provide precision products and solutions, many of which are “designed-in” by our customers, specializing in the growing markets of stress, force, weight, pressure, and current measurements. A significant portion of our products and solutions are primarily based upon our proprietary foil technology and are produced as part of our vertically integrated structure. We believe this strategy results in higher quality, more cost effective and focused solutions for our customers. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographic locations that also optimize our resources for specific technologies, sensors, assemblies and systems.
The Company also has a long heritage of innovation in precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. This expertise served as a foundation for our expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing. Our products are not typically used in the consumer market.
The precision sensor market is integral to the development of intelligent products across a wide variety of end markets upon which we focus, including medical, agricultural, transportation, industrial, avionics, military, and space applications. We believe that as original equipment manufacturers (“OEMs”) continue a drive to make products “smarter,” they will integrate more sensors and related systems into their solutions to link the mechanical/physical world with digital control and/or response. We believe this offers a substantial growth opportunity for our products and expertise.
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
Net revenues for the year ended December 31, 2014 were $250.8 million versus $240.3 million for the prior year. Net earnings attributable to VPG stockholders for the year ended December 31, 2014 were $3.9 million, or $0.28 per diluted share, versus $4.3 million, or $0.31 per diluted share, for the prior year.
The results of operations for the years ended December 31, 2014 and 2013 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profits, adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Years ended December 31,
	2014	2013
Gross profit	$92,124	$83,855
Gross margin	36.7%	34.9%

Reconciling items affecting gross margin
Acquisition purchase accounting adjustments (a)	75	4,855

Adjusted gross profit	$92,199	$88,710
Adjusted gross margin	36.8%	36.9%

	Years ended December 31,
	2014	2013
GAAP net earnings attributable to VPG stockholders	$3,853	$4,291

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	75	4,855
Acquisition costs	—	794
Impairment of goodwill and indefinite-lived intangibles	5,446	—
Restructuring costs	668	538

Reconciling items affecting tax expense
Tax effect of adjustments for purchase accounting, acquisition costs, impairment charges and restructuring costs, and discrete tax items	(356)	1,851
Adjusted net earnings	$10,398	$8,627

Weighted average shares outstanding - diluted	13,977	13,944

Adjusted net earnings per diluted share	$0.74	$0.62

(a)	Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory and advance customer payments.
Financial Metrics
We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover.
Gross profit margin is gross profit shown as a percentage of net revenues. Gross profit is generally net revenues less costs of products sold, but could also include certain other period costs. Gross profit margin is clearly a function of net revenues, but also reflects our cost-cutting programs and our ability to contain fixed costs.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2013 and through the fourth quarter of 2014 (dollars in thousands):

	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014
Net revenues	$62,248	$61,041	$65,162	$63,402	$61,218

Gross profit margin	37.1%	36.1%	37.9%	37.5%	35.3%

End-of-period backlog	$60,000	$65,800	$65,200	$60,200	$58,500

Book-to-bill ratio	1.00	1.09	0.98	0.95	1.00

Inventory turnover	2.86	2.84	2.95	2.90	2.94
See “Financial Metrics by Segment” below for net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by segment.
Our reported annual revenues for 2014 were the highest in our history, although there were fluctuations including a downward trend in the last two quarters. Revenues at the end of 2013 were impacted by inefficiencies in three of our manufacturing facilities in the Foil Technology Products segment, due to an enterprise resource planning ("ERP") implementation involving these locations, which resulted in lower shipments for that segment. Net revenues recovered by the second quarter of 2014, aided by an increase in volume in our on-board weighing business, which is part of the Weighing and Control Systems segment. Net revenues in the third quarter of 2014 continued to increase in the Force Sensors segment due to volume increases and manufacturing efficiencies, but this improvement was offset by a decline in revenues from the second quarter of 2014 in both the Foil Technology Products and Weighing and Control Systems segments. This decline has continued into the fourth quarter of 2014. For our steel industry business, excess capacity in steel plants, particularly in China, has significantly impacted our revenues. In addition, the effect of exchange rates has negatively impacted revenues since the second quarter of 2014.
In the first quarter of 2014, lower volume overall, along with higher manufacturing costs in the Foil Technology Products segment contributed to the overall decline in the gross profit margin as compared to the fourth quarter of 2013. Additionally, the fourth quarter of 2013 included the impact of purchase accounting adjustments recorded in connection with the acquisition of the KELK business in 2013. The gross profit margin, excluding the impact of the purchase accounting adjustments of $0.5 million, was 37.8% for the fourth quarter of 2013. In the second quarter of 2014, the gross profit margin improved from the previous quarter mainly due to higher volume across all reporting segments and lower fixed manufacturing costs. Gross margins in the third quarter of 2014 were slightly lower compared to the second quarter of 2014 due to a reduction in volume. The decline in the gross profit margin from the third quarter to the fourth quarter of 2014 is primarily due to inventory adjustments and incurring additional costs as we expand our advance sensor platform in the Foil Technology Products segment, as well as the impacts of lower revenues from our steel business and process weighing end user business, in the Weighing and Control Systems segment.
The book-to-bill ratio in the third quarter of 2014 reflected a reduction in orders compared to the second quarter of 2014, mainly in the Foil Technology Products and Weighing and Control Systems segments. The Foil Technology Products segment had large annual orders during the second quarter of 2014 which did not repeat in the third quarter of 2014. The decrease in orders in the

Weighing and Control Systems segment was due to a normal European seasonal slowdown. The book-to-bill ratio in the fourth quarter of 2014 has returned to the same level as experienced in the prior year period.
Financial Metrics by Segment
The following table shows net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover broken out by reporting segment for the five quarters beginning with the fourth quarter of 2013, through the fourth quarter of 2014 (dollars in thousands):

	4th Quarter 2013	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014
Foil Technology Products
Net revenues	$25,737	$26,007	$28,028	$27,327	$26,639
Gross profit margin	40.5%	37.9%	40.2%	41.4%	37.6%
End-of-period backlog	$25,800	$29,000	$29,200	$26,600	$26,300
Book-to-bill ratio	1.07	1.12	1.01	0.94	1.02
Inventory turnover	3.34	3.40	3.51	3.34	3.36
Force Sensors
Net revenues	$15,970	$16,432	$16,981	$17,480	$17,408
Gross profit margin	21.5%	21.3%	21.9%	22.5%	22.8%
End-of-period backlog	$12,800	$13,500	$12,700	$12,800	$12,100
Book-to-bill ratio	1.01	1.04	0.95	1.02	0.97
Inventory turnover	2.03	2.06	2.14	2.21	2.27
Weighing and Control Systems
Net revenues	$20,541	$18,602	$20,153	$18,595	$17,171
Gross profit margin	44.9%	46.7%	48.2%	45.9%	44.3%
End-of-period backlog	$22,000	$23,300	$23,300	$20,800	$20,100
Book-to-bill ratio	0.91	1.09	0.98	0.89	1.01
Inventory turnover	3.90	3.63	3.80	3.69	3.80
Optimize Core Competence
The Company’s core competency and key value proposition is providing customers with proprietary foil technology products and precision measurement sensors and sensor-based systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including: increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. This advanced sensors’ manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which should convert into reduced manufacturing costs, reduce lead times and increase margins.
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

We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as Costa Rica, India, Israel, China and Taiwan, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating those products into our weighing and control systems. While the acquisition of the KELK business in January 2013 continued that trend, it also resulted in the acquisition of certain optical sensor technology. Along with our recent success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $10.1 million, $9.3 million, and $6.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
The Company recorded restructuring costs of $0.7 million during the year ended December 31, 2014. This included two cost reduction programs implemented by the Company.
Restructuring costs of $0.5 million were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. As of December 31, 2014, $0.3 million of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated balance sheet, and are expected to be paid during the first quarter of 2015.
Restructuring costs of $0.2 million were comprised of employee termination costs, including severance at one of the Company's subsidiaries in the United States, and were incurred in connection with a cost reduction program. As of December 31, 2014, $0.1 million of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated balance sheet, and are expected to be paid during the first quarter of 2015.
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
Restructuring costs of $0.1 million were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction in one of the manufacturing areas. The restructuring costs were fully paid in the first quarter of 2014.

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
Foreign Subsidiaries which use the Local Currency as the Functional Currency
Our operations in Europe, Canada, and certain locations in Asia primarily generate and expend cash using local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Translation adjustments do not impact the results of operations and are reported as a separate component of equity.
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
Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency
Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency.
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2014, exchange rate impacts reduced net revenues by $0.8 million, and reduced costs of products sold and selling, general, and administrative expenses by $1.2 million, when compared to the prior year. For the year ended December 31, 2013, exchange rate impacts reduced net revenues by $2.1 million, and costs of products sold and selling, general, and administrative expenses by $0.6 million, when compared to the prior year. For the year ended December 31, 2012, exchange rate impacts reduced net revenues by $5.3 million, and costs of products sold and selling, general, and administrative expenses by $5.8 million, when compared to the prior year.
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements.
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
Goodwill and Other Intangible Assets

Goodwill, indefinite-lived trademarks, and in-process research and development ("IPRD") assets are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. We estimate the fair value of our reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the goodwill impairment. To measure the amount of the impairment, we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of g oodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified.

We estimate the fair value of our IPRD asset using an income approach to valuation, whereby we estimate the future cash flows associated with the IPRD and discount those cash flows back to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of cash flows associated with this asset. Our estimates of cash flows include revenues to be generated by the products supported by the IPRD and the expected profits on those product sales.

Definite-lived assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to eighteen years. Trade names are being amortized over useful lives of seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. We continually evaluate the reasonableness of the useful lives of these assets. Additionally, we review the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition. Note 4 to our consolidated financial statements describes the goodwill and IPRD impairment losses recognized in the fourth quarter of fiscal 2014 in conjunction with our annual impairment tests described herein. The impairments of goodwill and IPRD were driven principally by the impacts of excess steel manufacturing capacity, particularly in China, on our current and forecasted sales of product manufactured and sold by the reporting unit with the impairment losses. After considering the impact of the impairment charges, the carrying value of goodwill and IPRD as of December 31, 2014 of this reporting unit (our only reporting unit with goodwill) was $12.8 million and $0.1 million, respectively. Additional goodwill and IPRD impairments could be recognized in the future to the extent that actual future operating results of the reporting unit are less favorable than those included in the forecasts used to derive our estimates of the fair value of the reporting unit and IPRD. We believe that our estimates of the future operating performance of the reporting unit are reasonable in the circumstances and were based on the best available information as of the date of our impairment test.
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
Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 89% of our retirement obligations at December 31, 2014. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We believe that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary within the coming year. As of December 31, 2014, we anticipate that it is reasonably possible that approximately $0.1 million to $0.3 million of our current unrecognized tax benefits may be reversed within the twelve months following the balance sheet date due to the expiration of statutes of limitation in certain jurisdictions. In addition, we believe it is reasonably possible that approximately $0.4 million to $0.6 million of current unrecognized tax benefits may be realized within the next twelve months of the balance sheet date as the result of a cash payment made to the taxing authorities.
We consider the earnings of the majority of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Withholding taxes of approximately $13.8 million would be payable upon remittance of all previously unremitted earnings at December 31, 2014. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
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

Results of Operations – Years Ended December 31, 2014, 2013, and 2012
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2014	2013	2012
Costs of products sold	63.3%	65.1%	65.5%
Gross profit	36.7%	34.9%	34.5%
Selling, general, and administrative expenses	30.8%	31.0%	29.3%
Operating income	3.5%	3.3%	5.1%
Income before taxes	2.8%	2.2%	4.8%
Net earnings	1.6%	1.8%	5.4%
Net earnings attributable to VPG stockholders	1.5%	1.8%	5.4%

Effective tax rate	41.9%	19.5%	-11.8%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012
Net revenues	$250,823	$240,275	$217,616
Change versus prior year	$10,548	$22,659
Percentage change versus prior year	4.4%	10.4%
Changes in net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012
Change attributable to:
Change in volume	4.9%	-2.9%
Change in average selling prices	-0.2%	0.0%
Foreign currency effects	-0.3%	-0.9%
Acquisitions	0.0%	14.3%
Other	0.0%	-0.1%
Net change	4.4%	10.4%

During the year ended December, 31, 2014, revenues increased 4.4% over the prior year, mainly due to an increase in volume from both the Foil Technology Products and Force Sensors segments. The increase was partially offset by the decline in revenues in the Weighing and Control Systems segment, coming mainly from a decline in our steel industry business related to excess capacity at steel mills.

During the year ended December 31, 2013, the improvement in revenues, as compared to the prior year period, was due primarily to the acquisition of the KELK business, partially offset by sales volume decreases in our Foil Technology Products and Force Sensors segments. Excluding the impact of the KELK acquisition, the volume in the Weighing and Control Systems segment remained flat compared to the prior year period.

Gross Profit and Margins
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2014	2013	2012
Gross margin percentage	36.7%	34.9%	34.5%

The gross margin percentage for the year ended December 31, 2014 has increased compared to the prior year. However, after adjusting for the KELK acquisition purchase accounting adjustments recorded in 2013, the gross margin percentage is down slightly from the prior year. The KELK acquisition purchase accounting adjustments increased costs of products sold during 2013 by $4.9 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 36.9% for the year ended December 31, 2013. Higher manufacturing costs in the Foil Technology Products segment have kept the overall gross margin percentage fairly flat as compared to the prior year.

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
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012
Net revenues	$108,001	$97,045	$105,207
Change versus prior year	$10,956	$(8,162)
Percentage change versus prior year	11.3%	-7.8%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012
Change attributable to:
Change in volume	12.6%	-5.0%
Change in average selling prices	-0.4%	-0.3%
Foreign currency effects	-0.6%	-2.7%
Other	-0.3%	0.2%
Net change	11.3%	-7.8%

For the year ended December 31, 2014, the volume improvement over the prior year reflects higher shipments in 2014, primarily in the Americas and Asia, as this segment recovered from the effects of the ERP implementation in 2013, which led to lower shipments during that year.

For the year ended December 31, 2013, revenues declined when compared to the prior year primarily due to lower shipments at three of our manufacturing facilities, where a new ERP system was implemented during the third quarter of 2013. Inefficiencies from the ERP implementation during the third quarter resulted in a slowdown in shipments. We were able to address some of these issues during the fourth quarter of 2013, but the volume for the year ended December 31, 2013 still decreased as compared to the prior year. Exchange rates also negatively impacted revenues for the year ended December 31, 2013.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2014	2013	2012
Gross margin percentage	39.3%	38.3%	40.7%

For the year ended December 31, 2014, despite the significant improvement in revenues, the gross margin percentage increased only 1% when compared to the prior year. This is mainly due to higher manufacturing costs within this segment, including additional costs associated with the expansion of our advanced sensor platform.

For the year ended December 31, 2013, the decrease in gross margin percentage when compared to the prior year was largely due to the reduction in volume as described above. In addition to the slowdown in shipments, the ERP implementation caused manufacturing inefficiencies which resulted in lower gross margin percentages when compared to the prior year. The impact of exchange rates also negatively impacted gross margins by $1.8 million as compared to the prior year period.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012
Net revenues	$68,301	$64,846	$65,787
Change versus prior year	$3,455	$(941)
Percentage change versus prior year	5.3%	-1.4%
Changes in Force Sensors segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012
Change attributable to:
Change in volume	4.8%	-2.1%
Change in average selling prices	-0.1%	0.3%
Foreign currency effects	0.8%	0.5%
Other	-0.2%	-0.1%
Net change	5.3%	-1.4%
For the year ended December 31, 2014, revenues increased from the prior year period due to increased volume in our sales of load cell products to OEMs and distributors, as well as the positive effect of foreign currency exchange rates.
For the year ended December 31, 2013, revenues declined slightly when compared to the prior year mainly due to volume decreases in our sales of load cell products.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2014	2013	2012
Gross margin percentage	22.2%	21.6%	20.5%
For the year ended December 31, 2014, the gross margin percentage increased when compared to the prior year due to the volume increase described above as well as operating efficiencies resulting from the movement of production to our production facility in India.
For the year ended December 31, 2013, the increase in the gross margin percentage when compared to the prior year is mainly due to favorable exchange rates. The volume decrease was offset by improved operating efficiencies resulting from movement of production to our new facility in India and a reduction in fixed costs such as travel, transportation and rent.

Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012
Net revenues	$74,521	$78,384	$46,622
Change versus prior year	$(3,863)	$31,762
Percentage change versus prior year	-4.9%	68.1%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2014 vs. 2013	2013 vs. 2012
Change attributable to:
Change in volume	-4.5%	-0.7%
Change in average selling prices	0.1%	0.3%
Foreign currency effects	-0.6%	1.1%
Acquisitions	0.0%	66.7%
Other	0.1%	0.7%
Net change	-4.9%	68.1%

For the year ended December 31, 2014, revenues decreased when compared to the prior year period mainly due to a decrease in volume of products sold into the steel industry. Excess steel manufacturing capacity, particularly in China, has significantly impacted the revenues for this segment. Management anticipates a slow recovery in the steel industry over the next several years. The impact from the steel industry business was partially offset by improved revenues in our on-board weighing business.

The acquisition of the KELK business was primarily responsible for the significant increase in revenues for the year ended December 31, 2013, when compared to the prior year periods. Excluding the revenues from KELK, the Weighing and Control Systems segment net revenues increased mainly due to foreign currency effects and an increase in average selling price.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2014	2013	2012
Gross margin percentage	46.4%	41.7%	40.1%

For the year ended December 31, 2014, the gross margin percentage increased from the prior year due to the KELK acquisition purchase accounting adjustments recorded in 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during 2013 by $4.9 million, thereby impacting the gross margin. Excluding these adjustments, the gross margin would have been 47.9% for the year ended December 31, 2013. Excluding the effect of the KELK purchase accounting adjustments, the gross margin was mainly impacted by lower volume from our steel industry business and product mix.

For the year ended December 31, 2013, the gross margin percentage increased from the prior year due to the KELK acquisition. Included in the gross margin for 2013 is KELK acquisition purchase accounting adjustments which increased costs of products sold by $4.9 million. Excluding these adjustments, the gross margin percentage would have been 47.9% for the year ended December 31, 2013.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2014	2013	2012
Total SG&A expenses	$77,348	$74,521	$63,666
as a percentage of net revenues	30.8%	31.0%	29.3%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the year ended December 31, 2014 increased $2.8 million versus the prior year. This increase was primarily due to headcount and wage increases of $2.2 million, and one additional month of SG&A expenses from the KELK business, which added $0.6 million.
SG&A expenses for the year ended December 31, 2013 increased $10.9 million versus the prior year. This increase was mainly due to the acquisition of the KELK business. SG&A expenses for KELK were $10.8 million for the year ended December 31, 2013.
Acquisition Costs
In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated statement of operations of $0.8 million and $0.3 million for the years ended December 31, 2013 and December 31, 2012, respectively.
Impairment of Goodwill and Indefinite-lived Intangible Assets
As a result of our required annual impairment test performed on goodwill and indefinite-lived intangible assets, we recorded a $5.4 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets. See our critical accounting policies and Note 4 for further discussion.
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
The Company recorded restructuring costs of $0.7 million during the year ended December 31, 2014. This included two cost reduction programs implemented by the Company.
Restructuring costs of $0.5 million were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. As of December 31, 2014, $0.3 million of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated balance sheet, and are expected to be paid during the first quarter of 2015.
Restructuring costs of $0.2 million were comprised of employee termination costs, including severance at one of the Company's subsidiaries in the United States, and were incurred in connection with a cost reduction program. As of December 31, 2014, $0.1 million of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated balance sheet, and are expected to be paid during the first quarter of 2015.
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
Restructuring costs of $0.1 million were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction in one of the manufacturing areas. The restructuring costs were fully paid in the first quarter of 2014.

Other Income (Expense)
Interest Expense
Total interest expense for the year ended December 31, 2014 of $0.9 million decreased slightly from the prior year. Interest expense is mainly comprised of the interest on the $25.0 million term loans entered into in January 2013.

Total interest expense for the year ended December 31, 2013 of $1.0 million increased $0.8 million when compared to the comparable prior year period. This is primarily due to the term loans, totaling $25.0 million, entered into in January 2013 in connection with the amended and restated credit agreement (see Financial Condition, Liquidity, and Capital Resources below). The term loans were originated in connection with the acquisition of the KELK business.
Other
The following table analyzes the components of the line “Other” on the consolidated statement of operations (in thousands):

	Years ended December 31,
	2014	2013	Change
Foreign exchange loss	$(844)	$(1,667)	$823
Interest income	261	266	$(5)
Other	(268)	(178)	$(90)
	$(851)	$(1,579)	$728

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange losses during the period, as compared to the prior year period is primarily due to fluctuations in the Canadian dollar. The exposure to currency fluctuations with the Canadian dollar was reduced in 2014 due to the capitalization of an intercompany loan in October 2013.
The following table analyzes the components of the line “Other” on the consolidated statement of operations (in thousands):

	Years ended December 31,
	2013	2012	Change
Foreign exchange loss	$(1,667)	$(285)	$(1,382)
Interest income	266	633	(367)
Other	(178)	(649)	471
	$(1,579)	$(301)	$(1,278)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange losses during the period, as compared to the prior year period is largely due to exposure to currency fluctuations with the Canadian dollar. VPG Canada entered into a secured $15.0 million term facility and a $10.0 million intercompany loan, both of which were denominated in U.S. dollars. The Canadian dollar strengthened against the U.S. dollar during 2013, generating significant foreign exchange losses on this debt.
Other expense was $0.2 million for the year ended December 31, 2013 as compared to $0.6 million in the prior year. Included in other expense during 2012 is a $0.3 million income tax indemnification adjustment.
Income Taxes
Our effective tax rate, based on earnings before income taxes, for the year ended December 31, 2014 was 41.9%, as compared to 19.5% for the year ended December 31, 2013 and (11.8)% for the year ended December 31, 2012. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in those jurisdictions. It is also impacted by discrete items that may occur in any given year, but are not consistent from year to year and may not be indicative of our continued operations. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:

2014

•
19.6% rate reduction due to the net reversal of a valuation allowance on deferred tax assets. The primary driver of the decrease was the release of $1.6 million of the valuation allowance against a portion of the U.S. foreign tax credit carryforward. Due to a legal reorganization of certain of our Asian subsidiaries, we believe that there is sufficient positive evidence existing as of December 31, 2014 to conclude that it is more likely than not that a portion of foreign tax credit will be realized in future periods.

•
32.6% rate reduction resulting from tax rate differences between U.S. and non-U.S. jurisdictions. No provision has been made for U.S. taxes, as the majority of our undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

•	36.4% rate increase resulting from the generation of U.S tax on foreign earnings, net of foreign tax credits. The primary driver of the increase relates to the legal reorganization mentioned above.

•	14.4% rate increase resulting from the remeasurement of certain foreign jurisdiction's deferred tax assets which are subject to U.S. dollar functional currency reporting.

•	4.3% rate increase primarily resulting from the non-deductible portion of the goodwill impairment associated with the Weighing and Control Systems segment.

•	3.9% rate increase due to the recording of an uncertain tax position relating to foreign jurisdictions in which we operate.
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

•
25.8% rate reduction resulting from tax rate differences between U.S. and non-U.S. jurisdictions. No provision has been made for U.S. taxes, as the majority of our undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

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

•
23.3% rate reduction resulting from tax rate differences between U.S and non-U.S. jurisdictions. No provision has been made for U.S. taxes, as the majority of our undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

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
Interest payable on amounts borrowed under the 2013 Revolving Facility (other than with respect to Swing Loans), the U.S. Term Facility and the Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.00% per annum is added to the applicable Base Rate or LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2013 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rate was 2.76% at December 31, 2014.
The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than$118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company was in compliance with its financial maintenance covenants at December 31, 2014. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminated on November 30, 2014.
Interest payable on the VAT Revolving Facility was based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum was added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, was required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility. The total interest rate was 2.40% at December 31, 2013.
By reason of the spin-off, VPG assumed the liability for an aggregate $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes is December 13, 2102. Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The total interest rate was 0.26% at December 31, 2014.
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $0.7 million at December 31, 2014 and $1.0 million at December 31, 2013. The debt is payable monthly over the next 7 years at a zero percent interest rate.
See Note 7 to our consolidated financial statements for more details.
Due to our strong product portfolio and market position, our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2014 was $24.0 million as compared to $14.6 million for the year ended December 31, 2013, and $21.1 million for the year ended December 31, 2012. Cash provided by operating activities for the year ended December 31, 2014 was impacted by an increase in net earnings, offset by a net increase in working capital accounts. Cash provided by operating activities for the year ended December 31, 2013 was impacted by a decrease in net earnings. Cash provided by operating activities for the year ended December 31, 2012 was impacted by an increase in net earnings and slight reductions in working capital accounts.
Approximately 73% and 75% of our cash and cash equivalents balance at December 31, 2014 and December 31, 2013, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Asia	18%	30%
United States	27%	25%
Israel	23%	16%
Europe	14%	16%
United Kingdom	10%	7%
Canada	8%	6%
Total	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. We currently do not intend, nor do we foresee a need, to repatriate these funds. We expect existing domestic cash, short-term investments and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We consider the undistributed earnings of the majority of our foreign subsidiaries as of December 31, 2014, to be indefinitely reinvested and, accordingly, no provision has been made for U.S. income taxes. As of December 31, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $58.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
For the year ended December 31, 2014, we generated free cash of $14.3 million. We refer to “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash generated from operations ($24.0 million) in excess of our capital expenditures ($9.8 million) and net of proceeds from the sale of assets ($0.1 million).
The following table summarizes the components of net cash (debt) at December 31, 2014 and at December 31, 2013 (in thousands):

	December 31,
	2014	2013
Cash and cash equivalents	$79,642	$72,785

Third-party debt, including current and long-term
Term loans	$18,000	$22,000
Third-party debt held by Japanese subsidiary	736	976
Exchangeable notes, due 2102	4,097	4,097
Total third-party debt	22,833	27,073
Net cash	$56,809	$45,712
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
Our financial condition as of December 31, 2014 is strong, with a current ratio (current assets to current liabilities) of 3.9 to 1.0, as compared to a ratio of 4.0 to 1.0 at December 31, 2013.
Cash paid for property and equipment for the year ended December 31, 2014 and December 31, 2013 was $9.8 million and $6.7 million, respectively. Capital spending for 2014 was comprised of projects related to the normal maintenance of business, expansion related to the production of a new product line, cost reduction programs and some carryover projects from 2013. Capital expenditures for 2015 are expected to be approximately $12.0 million to $14.0 million.
Contractual Commitments
As of December 31, 2014, we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$22,833	$5,120	$13,240	$240	$4,233
Interest payments on long-term debt	1,967	515	558	26	868
Operating leases	12,971	3,617	4,911	2,762	1,681
Non-competition agreements	195	195	—	—	—
Estimated costs to complete construction in progress	3,190	2,367	823	—	—
Unrecognized tax benefits, including interest and penalties	1,303	—	—	—	1,303
Expected pension and postretirement plan benefit payments from unfunded plans (a)	3,114	273	575	554	1,712
Expected pension and postretirement plan contributions to funded plans (b)	1,123	1,123	—	—	—
Total contractual cash obligations	$46,696	$13,210	$20,107	$3,582	$9,797

(a)	Due to the nature of unfunded plans, benefit payments are considered to be funded when paid.

(b)	Due to the uncertainty of future cash outflows, contributions to the pension and other postretirement benefit plans subsequent to 2015 have been excluded from the table above.
Our consolidated balance sheet at December 31, 2014 includes approximately $1.8 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 6 to our consolidated financial statements for further discussion of the Tax Matters Agreement.
Of the $1.8 million of unrecognized tax benefits, $1.3 million are associated with our post spin-off operation, and thus are not covered under the terms of the Tax Matters Agreement. Due to the uncertain and complex application of tax regulations, combined with the difficulty in predicting when tax audits throughout the world may be concluded, we cannot make reliable estimates of the timing of the remaining cash outflows relating to these liabilities. Accordingly, the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner.
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
At December 31, 2014, we have $4.1 million outstanding on our exchangeable notes, which bear interest at LIBOR.
The Company entered into an amended and restated revolving credit facility on January 29, 2013. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR plus a spread. At December 31, 2014, the Company had no borrowings outstanding under the revolving credit facility.
VAT, an Israeli subsidiary of the Company, entered into a revolving credit facility in November 2011 in Israel. Interest payable on the facility is based upon LIBOR plus a spread. The VAT Revolving Facility terminated on November 30, 2014.
At December 31, 2014, we have $79.6 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2014 and 2013, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.3 million, respectively.
See Note 7 to our consolidated financial statements for additional information about our long-term debt.
Foreign Exchange Risk
We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. During 2011, as a part of our funding activities in Israel, we entered into collar options to sell U.S. dollars and purchase Israeli shekels to mitigate exposure to fluctuations in U.S. dollar and Israeli shekel exchange rates. The term of these contracts ended in July of 2012, and the Company has not entered into any new contracts as of December 31, 2014. We recorded a net gain on these contracts of $0.1 million for the year ended December 31, 2012. This gain is recorded on the consolidated statement of operations as part of other income (expense).
Our significant foreign currency exposures are to the British pound, Canadian dollar, Israeli shekel, Euro, Indian rupee, Japanese yen, Swedish krona, Taiwanese dollar, and Chinese renminbi.
Our operations in Europe, Canada, and certain locations in Asia primarily generate and expend cash in local currencies. Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk is more pronounced in Israel and China because the percentage of expenses denominated in Israeli shekels and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels and Chinese renminbi to total sales. Therefore, if the Israeli shekel and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced. We also have a higher percentage of British pound-denominated sales than expenses. Therefore, when the British pound strengthens against all or most of our other major currencies, our operating profit is increased. In connection with the KELK acquisition, and to fund a portion of the purchase price, VPG Canada entered into a secured term facility denominated in U.S. dollars. Therefore, if the Canadian dollar strengthens against the U.S. dollar, we are exposed to potentially significant foreign exchange risk related to the valuation of this long-term debt.
We have performed a sensitivity analysis as of December 31, 2014 and 2013, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2014 and 2013, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $0.9 million and $1.6 million for the years ended December 31, 2014 and December 31, 2013, respectively, although individual line items in our consolidated statement of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $0.9 million and $1.0 million for the years ended December 31, 2014 and December 31, 2013, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are included herein, commencing on page F-1 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below, management has identified a material weakness in our internal control over financial reporting which is an integral component of our disclosure controls and procedures. As a result of the material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that the Company did not maintain effective internal controls as of December 31, 2014 related to the accounting for goodwill. Specifically, the following material weakness was identified:
Our review controls over the calculation of the 2014 fourth quarter goodwill impairment charge, as further described in Note 4 to the consolidated financial statements included in Item 15, were not designed to detect a material error in the calculation of the implied value of goodwill due to a mathematical error in the underlying calculation. The resulting error has been corrected and reflected in the impairment charge recorded in the Company’s consolidated financial statements.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.
Management’s Plans for Remediation
The Company is in the process of developing a revised approach to calculating the implied value of goodwill to be used whenever such a calculation is required to be performed in accordance with US generally accepted accounting principles, and is also enhancing its review processes over such calculations, including involving additional individuals with the appropriate technical expertise to perform the review. We believe such actions will remediate the identified material weakness and strengthen our internal control over financial reporting overall. The Company expects to complete the required remedial actions during 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Vishay Precision Group, Inc.
We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vishay Precision Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness associated with the design of its review controls associated with the Company's goodwill impairment analysis. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 11, 2015, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Vishay Precision Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 11, 2015

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in the definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this item will be contained in our definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item will be contained in our definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item will be contained in our definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item will be contained in our definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed within 120 days of December 31, 2014, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

1)	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2014 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

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

10.39†
Lease agreement, dated January 26, 2014, by and among between Vishay Advanced Technologies, Inc. and Tefen Enterprises Ltd. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 and incorporated herein by reference).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 11, 2015		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 11, 2015
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 11, 2015
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 11, 2015
Marc Zandman

/s/ Samuel Broydo	Director	March 11, 2015
Samuel Broydo

/s/ Saul V. Reibstein	Director	March 11, 2015
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 11, 2015
Timothy V. Talbert

Vishay Precision Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vishay Precision Group, Inc.
We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Precision Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 11, 2015

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$79,642	$72,785
Accounts receivable, net of allowances for doubtful accounts of $171 and $172, respectively	37,514	40,500
Inventories:
Raw materials	15,017	15,223
Work in process	20,498	19,962
Finished goods	18,798	19,788
Inventories, net	54,313	54,973
Deferred income taxes	5,003	4,784
Prepaid expenses and other current assets	10,566	10,500
Total current assets	187,038	183,542

Property and equipment, at cost:
Land	1,893	1,993
Buildings and improvements	50,266	47,793
Machinery and equipment	79,109	75,644
Software	6,837	6,333
Construction in progress	3,786	1,252
Accumulated depreciation	(89,909)	(83,692)
Property and equipment, net	51,982	49,323

Goodwill	12,788	18,880

Intangible assets, net	17,489	22,458

Other assets	20,590	17,901
Total assets	$289,887	$292,104

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2014	December 31, 2013
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,371	$10,258
Payroll and related expenses	14,252	15,016
Other accrued expenses	16,590	15,814
Income taxes	2,197	615
Current portion of long-term debt	5,120	4,137
Total current liabilities	48,530	45,840

Long-term debt, less current portion	17,713	22,936
Deferred income taxes	1,756	1,259
Other liabilities	7,658	7,738
Accrued pension and other postretirement costs	13,072	10,780
Total liabilities	88,729	88,553

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,729,837 shares outstanding as of December 31, 2014 and 12,711,692 shares outstanding as of December 31, 2013	1,273	1,271
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,025,176 shares outstanding as of December 31, 2014 and December 31, 2013	103	103
Treasury stock, at cost - 2,000 shares held at December 31, 2014	(32)	—
Capital in excess of par value	189,532	188,424
Retained earnings	36,500	32,647
Accumulated other comprehensive loss	(26,452)	(19,027)
Total Vishay Precision Group, Inc. stockholders' equity	200,924	203,418
Noncontrolling interests	234	133
Total equity	201,158	203,551
Total liabilities and equity	$289,887	$292,104

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2014	2013	2012
Net revenues	$250,823	$240,275	$217,616
Costs of products sold	158,699	156,420	142,584
Gross profit	92,124	83,855	75,032

Selling, general, and administrative expenses	77,348	74,521	63,666
Acquisition costs	—	794	275
Impairment of goodwill and indefinite-lived intangibles	5,446	—	—
Restructuring costs	668	538	—
Operating income	8,662	8,002	11,091

Other income (expense):
Interest expense	(868)	(1,022)	(266)
Other	(851)	(1,579)	(301)
Other income (expense) - net	(1,719)	(2,601)	(567)

Income before taxes	6,943	5,401	10,524

Income tax expense (benefit)	2,912	1,054	(1,240)

Net earnings	4,031	4,347	11,764
Less: net earnings attributable to noncontrolling interests	178	56	73
Net earnings attributable to VPG stockholders	$3,853	$4,291	$11,691

Basic earnings per share attributable to VPG stockholders	$0.28	$0.32	$0.87
Diluted earnings per share attributable to VPG stockholders	$0.28	$0.31	$0.84

Weighted average shares outstanding - basic	13,755	13,563	13,367

Weighted average shares outstanding - diluted	13,977	13,944	13,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years ended December 31,
	2014	2013	2012
Net earnings	$4,031	$4,347	$11,764

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,887)	(5,718)	(1)
Pension and other postretirement actuarial items	(2,538)	1,674	(1,009)
Other comprehensive loss	(7,425)	(4,044)	(1,010)

Comprehensive (loss) income	(3,394)	303	10,754

Less: comprehensive income attributable to noncontrolling interests	178	56	73

Comprehensive (loss) income attributable to VPG stockholders	$(3,572)	$247	$10,681

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities
Net earnings	$4,031	$4,347	$11,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	5,446	—	—
Depreciation and amortization	11,677	11,990	11,661
Loss on disposal of property and equipment	63	41	158
Share-based compensation expense	1,008	743	1,170
Inventory write-offs for obsolescence	1,290	951	1,444
Deferred income taxes	(3,392)	(2,324)	(4,871)
Other	3,210	112	(45)
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	513	(6,773)	5,313
Inventories	(1,229)	4,738	(1,643)
Prepaid expenses and other current assets	(158)	349	(611)
Trade accounts payable	526	252	(2,235)
Other current liabilities	1,009	171	(1,011)
Net cash provided by operating activities	23,994	14,597	21,094

Investing activities
Capital expenditures	(9,759)	(6,748)	(8,322)
Proceeds from sale of property and equipment	83	81	360
Purchase of business	—	(48,919)	—
Net cash used in investing activities	(9,676)	(55,586)	(7,962)

Financing activities
Proceeds from long-term debt	—	25,000	—
Principal payments on long-term debt	(4,137)	(3,148)	(181)
Debt issuance costs	—	(384)	—
Purchase of treasury stock	(32)	—	—
Distributions to noncontrolling interests	(77)	(82)	(67)
Excess tax benefit from share-based compensation plan	5	—	—
Net cash (used in) provided by financing activities	(4,241)	21,386	(248)
Effect of exchange rate changes on cash and cash equivalents	(3,220)	(1,493)	169
Increase (decrease) in cash and cash equivalents	6,857	(21,096)	13,053

Cash and cash equivalents at beginning of year	72,785	93,881	80,828
Cash and cash equivalents at end of year	$79,642	$72,785	$93,881

Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$—	$5,861	$—

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	$1,232	$103	$—	$180,758	$16,665	$(13,973)	$184,785	$153	$184,938
Net earnings	—	—	—	—	11,691	—	11,691	73	11,764
Other comprehensive loss	—	—	—	—	—	(1,010)	(1,010)	—	(1,010)
Share-based compensation expense	—	—	—	786	—	—	786	—	786
Restricted stock issuances (25,104 shares)	3	—	—	394	—	—	397	—	397
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Balance at December 31, 2012	$1,235	$103	$—	$181,938	$28,356	$(14,983)	$196,649	$159	$196,808
Net earnings	—	—	—	—	4,291	—	4,291	56	4,347
Other comprehensive loss	—	—	—	—	—	(4,044)	(4,044)	—	(4,044)
Share-based compensation expense	—	—	—	359	—	—	359	—	359
Restricted stock issuances (106,283 shares)	10	—	—	292	—	—	302	—	302
Common stock issuance from conversion of exchangeable notes (259,687 shares)	26	—	—	5,835	—	—	5,861	—	5,861
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Balance at December 31, 2013	$1,271	$103	$—	$188,424	$32,647	$(19,027)	$203,418	$133	$203,551
Net earnings	—	—	—	—	3,853	—	3,853	178	4,031
Other comprehensive loss	—	—	—	—	—	(7,425)	(7,425)	—	(7,425)
Share-based compensation expense	—	—	—	864	—	—	864	—	864
Restricted stock issuances (20,145 shares)	2	—	—	239	—	—	241	—	241
Purchase of treasury stock (2,000 shares)	—	—	(32)	—	—	—	(32)	—	(32)
Tax effects of share-based compensation plan	—	—	—	5	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Balance at December 31, 2014	$1,273	$103	$(32)	$189,532	$36,500	$(26,452)	$200,924	$234	$201,158

See accompanying notes.

Vishay Precision Group, Inc.
Notes to Consolidated Financial Statements
Note 1 – Background and Summary of Significant Accounting Policies
Background
Vishay Precision Group, Inc. (“VPG” or the “Company”) is an internationally recognized designer, manufacturer and marketer of sensors, and sensor-based measurement systems, as well as specialty resistors and strain gages based upon the Company's proprietary technology. The Company provides precision products and solutions, many of which are “designed-in” by its customers, specializing in the growing markets of stress, force, weight, pressure, and current measurements.
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
Revenue Recognition
The Company recognizes revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. For sales where title and risk of loss pass at the point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.
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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $10.1 million, $9.3 million, and $6.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes, and for cost reduction measures.
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

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2014 or 2013.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.2 million at December 31, 2014 and 2013, respectively. Bad debt expense was $0.2 million for each of the years ended December 31, 2014, 2013, and 2012.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the life of the leased property. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $9.0 million, $9.0 million, and $8.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, which included software depreciation expense of $1.0 million, $0.9 million, and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trade names are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. These estimated fair values are based on financial projections, certain cash flow measures, and market information. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the goodwill impairment. To measure the amount of the impairment, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment

Note 1 – Background and Summary of Significant Accounting Policies (continued)

loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The Company's required goodwill annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4, the impairment test for 2014 resulted in the Company recording an impairment charge in the fourth quarter of 2014. There was no impairment identified through the annual impairment test which was completed in 2013.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified. There was no impairment identified through the annual impairment tests completed in 2014 or 2013. Included in the Company's patents and acquired technology is an in-process research and development project acquired as part of the acquisition of the George Kelk Corporation ("KELK"). Until this project is ready for sale, it is analyzed as an indefinite-lived intangible asset. The Company's required annual indefinite-lived intangible asset impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4, the impairment test for 2014 resulted in the Company recording an impairment charge in the fourth quarter of 2014. There was no impairment identified through the annual impairment test which was completed in 2013.

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
Foreign Currency Translation
The Company has significant operations outside of the United States. The Company's operations in Europe, Canada, and certain locations in Asia primarily generate and expend cash in local currencies, and accordingly, these subsidiaries utilize the local currency as their functional currency. The Company’s operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency.
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
Share-Based Compensation
Compensation costs related to share-based payments are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For performance based awards, the Company recognizes compensation cost for awards that are expected to vest and for which performance criteria

Note 1 – Background and Summary of Significant Accounting Policies (continued)

are expected to be met. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was comprised of multiple awards.
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

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Japan at which it leases space to Vishay Intertechnology. Vishay Intertechnology owns one location in the United States, at which it leases space to VPG. Through July 2014, Vishay Intertechnology also leased a location in Israel to VPG. Lease receipts and payments related to the shared facilities are immaterial.

Note 3 – Acquisition Activity
Year ended December 31, 2013
George Kelk Corporation
On January 31, 2013, the Company and its indirectly wholly owned subsidiary, Vishay Precision Group Canada ULC (“VPG Canada”), completed the acquisition of substantially all of the assets of the George Kelk Corporation, based in Toronto, Canada, for an aggregate purchase price of $49.0 million (CDN) ($49.0 million USD). KELK engineers, designs and manufactures highly accurate electronic measurement and control equipment used by metals rolling mills and mining applications throughout the world. This acquisition expands the Company’s geographic and end market strength in the metals measurement processing market and adds new products to the Company’s Weighing and Control Systems reporting segment. For financial reporting purposes, the results of operations for this business have been included in the Weighing and Control Systems reporting segment. For financial reporting purposes, the results of operations for this business have been included in the Weighing and Control Systems reporting segment beginning February 1, 2013. The amount of net revenues and net losses of VPG Canada included in the consolidated statement of operations were as follows (in thousands):

Year ended December 31, 2013
Net revenues	$31,114
Net loss attributable to VPG stockholders (a)	$(1,323)

(a)	The net loss attributable to VPG stockholders includes the effect of purchase accounting adjustments, acquisition costs, restructuring costs, and intercompany interest expense.

Note 3 – Acquisition Activity (continued)

The following table summarizes the fair values assigned to the assets and liabilities as of the January 31, 2013 acquisition date (in thousands):

Working capital (a)	$7,400
Property and equipment	2,100
Intangible assets:
Patents and acquired technology	4,300
Non-competition agreements	200
Customer relationships	12,200
In-process research and development	1,000
Trade names	1,600
Total intangible assets	19,300
Fair value of acquired identifiable assets	28,800
Purchase price	$49,000
Goodwill	$20,200

(a)
Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, net deferred tax assets, trade accounts payable, accrued payroll, other accrued expenses, and non-current deferred tax liability.

The weighted average useful lives for patents and acquired technology, non-competition agreements and customer relationships are 17, 5, and 15 years, respectively. In-process research and development and trade names are treated as indefinite-lived intangible assets.
Seventy-five percent of the goodwill associated with this transaction is deductible for income tax purposes.
The Company recorded acquisition costs in its consolidated statements of operations as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Accounting and legal fees	$—	$652	$184
Appraisal fees	—	84	20
Other	—	58	71
	$—	$794	$275
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
The pro forma information presented for the year ended December 31, 2012 includes adjustments for interest expense that would have been incurred to finance the acquisition of $0.8 million, the amortization of intangible assets of $0.9 million, acquisition costs of $0.8 million and the fair market value adjustments associated with inventory and advance customer payments of $4.9 million. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition

Note 3 – Acquisition Activity (continued)

occurred on January 1, 2012. Pro forma information for the year ended December 31, 2013 is not presented as it would not be materially different than the consolidated statement of operations presented.
Note 4 – Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The Company performed the first step of the two-step impairment test as of the first day of the fiscal 2014 fourth quarter by calculating the fair value of its only reporting unit having goodwill and comparing it against its carrying amount. The Company estimated the fair value of its reporting unit by considering both an income approach and a market approach to valuation. The income approach to valuation used the Company’s estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures and working capital requirements. The market approach to valuation used the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and the Company applied that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. Both of these approaches to estimating the fair value of the Company’s reporting unit with goodwill use inputs that are considered “Level 3” inputs to the fair value estimate (see Note 15 for a definition of Level 3 valuation inputs within the fair value hierarchy). The Company equally weighed the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. After completing step one, the Company determined that the carrying amount of its reporting unit with goodwill exceeded its fair value. Therefore, the Company was required to perform the second step of the goodwill impairment test. After completing the second step of the goodwill impairment test, as described in Note 1, the Company determined that goodwill was impaired and recorded a $4.6 million impairment charge in the fourth quarter of 2014. There has been a slow-down in the steel industry due to excess capacity, particularly in China, which has impacted the reporting unit, where demand is currently lower.

To measure the amount of the impairment, the Company determined the implied fair value of goodwill in the same manner as if the Company had acquired that reporting unit. The Company allocated the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that yielded the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The determination of the fair value of the reporting unit and the allocation of that value to individual assets and liabilities within the reporting unit requires the Company to make significant estimates and assumptions. These estimates and assumptions include the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the Company competes, the discount rate, terminal growth rates, and forecasts of revenue, operating income, depreciation and amortization, and capital expenditures.

Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charges.
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Weighing and Control Systems Segment	Total
Balance at January 1, 2013	$—	$—
Goodwill acquired in the KELK acquisition	20,200	20,200
Foreign currency translation adjustment	(1,320)	(1,320)
Balance at December 31, 2013	$18,880	$18,880
Impairment charges	(4,612)	(4,612)
Foreign currency translation adjustment	(1,480)	(1,480)
Balance at December 31, 2014	12,788	12,788

Note 4 – Goodwill and Other Intangible Assets (continued)

Intangible assets were as follows (in thousands):

	December 31,
	2014	2013
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$7,599	$8,091
Customer relationships	16,734	17,897
Trade names	1,722	1,846
Non-competition agreements	11,687	12,921
	37,742	40,755
Accumulated amortization:
Patents and acquired technology	(3,477)	(3,240)
Customer relationships	(6,664)	(5,750)
Trade names	(1,677)	(1,719)
Non-competition agreements	(9,906)	(10,019)
	(21,724)	(20,728)
Net intangible assets subject to amortization	$16,018	$20,027

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	1,376	1,496
In-process research and development	95	935
	$17,489	$22,458
Certain intangible assets are subject to foreign currency translation.
The Company has performed its annual impairment test on the indefinite-lived trade names as of the first day of the fiscal 2014 fourth quarter and has determined that there was no impairment.
The Company has performed its annual impairment test on the indefinite-lived in-process research and development ("IPRD") asset as of the first day of the fiscal 2014 fourth quarter. Given the current economic conditions in the steel industry, the revenue projections have come down significantly for this product, thereby impacting its fair value. The impairment test for 2014 resulted in the Company recording an impairment charge in the fourth quarter of 2014 of $0.8 million. The value of IPRD was determined using an income approach to valuation, whereby the Company estimated the future cash flows associated with the IPRD and discounted those cash flows back to their net present value using a discount rate of 15.5%, determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of cash flows associated with this asset. The Company’s estimates of cash flows include revenues to be generated by the products supported by the IPRD and the expected profits on those product sales. This approach to determining the fair value of the IPRD uses inputs that are considered Level 3 inputs to the fair value estimate.
Amortization expense was $2.6 million, $3.0 million, and $2.8 million, for the years ended December 31, 2014, 2013, and 2012, respectively.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2015	$2,104
2016	1,464
2017	1,468
2018	1,240
2019	1,052

Note 4 – Goodwill and Other Intangible Assets (continued)

As part of certain acquisitions, the Company entered into non-competition agreements with certain employees, former employees, and owners of acquired companies. Some payments under these agreements are made over the non-competition period. Pursuant to these agreements, at December 31, 2014 and 2013, the Company had liabilities of $0.2 million and $0.6 million, respectively, recorded in other liabilities in the consolidated balance sheets.
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
The Company recorded restructuring costs of $0.7 million during the year ended December 31, 2014. This included two cost reduction programs implemented by the Company.
Restructuring costs of $0.5 million were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. As of December 31, 2014, $0.3 million of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated balance sheet, and are expected to be paid during the first quarter of 2015.
Restructuring costs of $0.2 million were comprised of employee termination costs, including severance at one of the Company's subsidiaries in the United States, and were incurred in connection with a cost reduction program. As of December 31, 2014, $0.1 million of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated balance sheet, and are expected to be paid during the first quarter of 2015.
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
Restructuring costs of $0.1 million were comprised of employee termination costs, including severance and a statutory retirement allowance at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction in one of the manufacturing areas. The restructuring costs were fully paid in the first quarter of 2014.
Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2014	2013	2012
Domestic	$(2,688)	$(4,857)	$(2,105)
Foreign	9,631	10,258	12,629
	$6,943	$5,401	$10,524
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$2,007	$41	$(40)
State and local	45	156	220
Foreign	4,252	3,181	3,451
	6,304	3,378	3,631
Deferred:
Federal	(3,169)	425	(394)
State and local	(33)	(41)	(78)
Foreign	(190)	(2,708)	(4,399)
	(3,392)	(2,324)	(4,871)
Total income tax expense (benefit)	$2,912	$1,054	$(1,240)
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Tax at statutory rate	$2,430	$1,890	$3,683
State income taxes, net of U.S. federal tax benefit	8	76	94
Effect of foreign operations	(1,022)	(1,673)	(1,979)
Residual U.S. tax on foreign earnings	2,426	(190)	(2)
Change in valuation allowance	(1,361)	2,113	(3,163)
Change in unrecognized tax benefits, net	273	150	45
Impairment of goodwill and indefinite-lived intangibles	303	—	—
Specialty tax credits	(362)	(341)	(73)
Statutory rate changes	(166)	(1,324)	220
Other	383	353	(65)
Total income tax expense (benefit)	$2,912	$1,054	$(1,240)

Note 6 – Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Pension and other postretirement costs	$5,093	$4,240
Inventories	1,817	2,122
Net operating/capital loss carryforwards	7,362	7,555
Tax credit carryforwards	4,550	3,096
Deferred compensation	2,055	1,993
Other accruals and reserves	3,533	3,252
Total gross deferred tax assets	24,410	22,258
Less: valuation allowance	(5,768)	(5,249)
	18,642	17,009
Deferred tax liabilities:
Tax over book depreciation	(1,628)	(645)
Intangible assets, including tax deductible goodwill	(193)	(1,574)
Total gross deferred tax liabilities	(1,821)	(2,219)

Net deferred tax assets	$16,821	$14,790
At December 31, 2014 and 2013, the Company had tax credit carryforwards of $4.6 million and $3.1 million, respectively. The primary component of the 2014 and 2013 carryforward relates to U.S. foreign tax credits. In 2014, VPG concluded a legal reorganization of certain of the Company’s Asian subsidiaries.  This reorganization caused the Company to record a tax expense, net of current year foreign tax credits, of $2.4 million.  However, this reorganization enabled the Company to reverse $1.6 million worth of a valuation allowance recorded on previously valued U.S. foreign tax credits. The Company has completed the appropriate weighing of positive and negative evidence as required by ASC 740 and determined that the realization of the entire foreign tax credit carryforward is not more likely than not to be realized before its expiration, therefore the Company has recorded a $0.4 million and $2.0 million valuation allowance as of December 31, 2014 and 2013, respectively. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence continues, in the form of generating excess foreign tax credits while not utilizing existing credit carryforwards, could cause a revaluation of potential future utilization. A portion of the U.S. foreign tax credit carryforward will begin to expire in 2020.
At December 31, 2014, the Company had the following significant deferred tax assets for net operating/capital loss carryforwards for tax purposes (in thousands):

	December 31,
Jurisdiction	2014	Begin to Expire
Israel	$2,704	No expiration
Israel - capital losses	1,797	No expiration
Netherlands	247	2021
United States - state	2,460	2023
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

Note 6 – Income Taxes (continued)

The Company has recorded a valuation allowance against certain jurisdictional net operating loss carryforwards and other tax attributes. As of December 31, 2014 and 2013, the valuation allowance was $5.8 million and $5.2 million, respectively. During the years ended December 31, 2014 and 2013, the Company increased its valuation allowance in the amount of $0.5 million and $2.4 million, respectively. The net increase in the Company’s valuation allowance as of December 31, 2014 is mainly attributable to the decrease of $1.6 million of the valuation allowance on a portion of the U.S. foreign tax credit carryforward, offset by the recording of a $1.8 million valuation allowance on Israeli capital loss carryforwards. The significant increase in the Company’s valuation allowance in 2013 was due to the recording of a $2.0 million valuation allowance on a portion of the U.S. foreign tax credit carryforward. The Company believes that there is not sufficient positive evidence existing as of December 31, 2014 and 2013, to conclude that it is more likely than not that this portion of the foreign tax credit carryforward will be realized before its expiration and thus has recorded a valuation allowance accordingly.
At December 31, 2014, the Company had the following significant valuation allowances for tax purposes (in thousands):

December 31,
Jurisdiction	2014
Israel	$1,799
Netherlands	247
United States	3,400
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $101.5 million at December 31, 2014, versus $103.5 million at December 31, 2013. The majority of undistributed earnings are considered to be indefinitely reinvested; accordingly, no provision has been made for U.S. federal and state income taxes. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with the hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $13.8 million would be payable upon remittance of all previously unremitted earnings at December 31, 2014.
Net income taxes paid were $3.1 million, $3.4 million and $5.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Under the Tax Matters Agreement, Vishay Intertechnology is contractually obligated for any increase in contingent income tax liabilities recorded in connection with the Company’s uncertain tax positions, which were previously taken by Vishay Intertechnology on its tax returns with respect to a VPG entity up to the date of the spin-off. As of December 31, 2014, the Company recorded in its consolidated balance sheet, a gross tax liability of $0.5 million (including accrued interest and penalties) related to these tax positions in other liabilities with a corresponding receivable from Vishay Intertechnology recorded in other assets.

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$1,192	$1,101	$1,431
Addition based on tax positions related to current year	136	53	198
Addition based on tax positions related to prior years	180	78	99
Currency translation adjustments	(100)	38	—
Reduction for lapses of statute of limitations	(56)	(78)	(627)
Balance before indemnification receivable	1,352	1,192	1,101
Receivable from Vishay Intertechnology for indemnification	(281)	(350)	(338)
Balance at end of year	$1,071	$842	$763
The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued total penalties and interest of $0.5 million as of December 31, 2014, of which total accrued penalties and interest of $0.3 million are recorded within the indemnification receivable. As of December 31, 2013, and December 31, 2012, the Company accrued total penalties and interest of $0.5 million, of which $0.4 million was recorded within the indemnification receivable from Vishay Intertechnology, respectively.
Included in the balance of unrecognized tax benefits as of December 31, 2014, 2013, and 2012, is $1.4 million, $1.2 million and $1.1 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary within the coming year. As of December 31, 2014, the Company anticipates that it is reasonably possible that approximately $0.1 million to $0.3 million of its current unrecognized tax benefits may be reversed within the next twelve months of the balance sheet date due to the expiration of statutes of limitation in certain jurisdictions. In addition, the Company believes it is reasonably possible that approximately $0.4 million to $0.6 million of current unrecognized tax benefits may be realized within the next twelve months of the balance sheet date as the result of a cash payment made to the taxing authorities. The unrecognized tax benefits that are anticipated to be reversed due to statute lapses are covered by the Tax Matters Agreement. Upon reversal, the Company will recognize a component of pretax expense associated with the reversal of a portion of the indemnification receivable, and an income tax benefit associated with the reversal of the unrecognized tax benefit.
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
Currently, the Company has an ongoing income tax audit in India for the 2010 through 2013 tax years. As a consequence of an on-going Vishay Intertechnology audit, the Company’s Israeli subsidiary may also be subject to audit for the 2008 through 2010 tax years.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
2013 Credit Agreement - revolving facility	$—	$—
2013 Credit Agreement - U.S. term facility	6,000	8,000
2013 Credit Agreement - Canadian term facility	12,000	14,000
Israeli Credit Agreement - revolving facility	—	—
Exchangeable unsecured notes, due 2102	4,097	4,097
Other debt	736	976
	22,833	27,073
Less: current portion	5,120	4,137
	$17,713	$22,936
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
Interest payable on amounts borrowed under the 2013 Revolving Facility (other than with respect to Swing Loans), the U.S. Term Facility and the Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.00% per annum is added to the applicable Base Rate or LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2013 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rate was 2.76% at December 31, 2014.
The obligations of the Company under the 2013 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2013 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2013 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include (a) a tangible net worth of not less than $118.0 million, plus 50% of cumulative net earnings for each fiscal quarter since inception, excluding quarterly net losses; (b) a leverage ratio of not more than 2.5 to 1.0; and (c) a fixed charges coverage ratio of not less than 1.5 to 1.0. The Company was in compliance with its financial maintenance covenants at December 31, 2014. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Note 7 – Long-Term Debt (continued)

Israeli Credit Agreement
Vishay Advanced Technologies Ltd. (“VAT”), an Israeli company and subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank Plc (the “Lender”) in November 2011 securing a multi-currency, secured revolving facility in an aggregate principal amount of $15.0 million (the “VAT Revolving Facility”). The VAT Revolving Facility was amended on June 27, 2013 to revise certain covenants and the quarterly commitment fee paid on the unused portion of the facility. All other terms of the facility remained unchanged. The VAT Revolving Facility terminated on November 30, 2014.
Interest payable on the VAT Revolving Facility was based upon LIBOR (“VAT Base Rate”). An interest rate margin of 2.15% per annum was added to the VAT Base Rate to determine the interest payable on the VAT Revolving Facility. VAT paid a one-time fee on the commitment and, as amended, was required to pay a quarterly fee of 0.40% per annum on the unused portion of the VAT Revolving Facility. The total interest rate was 2.40% at December 31, 2013.
Other Lines of Credit
In addition to the 2013 Revolving Facility and the VAT Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with various foreign banks aggregating approximately $3.9 million and $4.0 million at December 31, 2014 and 2013, respectively. There are no outstanding balances related to these arrangements.
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
The notes bear interest at LIBOR. Interest is payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The total interest rate was 0.26% at December 31, 2014.
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 7 years at a zero percent interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2015	$5,120
2016	6,120
2017	7,120
2018	120
2019	120
Thereafter	4,233
Interest paid on third-party debt was $0.8 million, $0.7 million and $0.2 million during the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.
Note 8 – Stockholders’ Equity
The Company’s Class B convertible common stock carries ten votes per share. The common stock carries one vote per share. Class B shares are transferable only to certain permitted transferees while the common stock is freely transferable. Class B shares

Note 8 – Stockholders’ Equity (continued)

are convertible on a one-for-one basis at any time into shares of common stock. Transfers of Class B shares other than to permitted transferees result in the automatic conversion of the Class B shares into common stock.
The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount per share with respect to the other class of stock. As discussed in Note 7, the Company is restricted from paying cash dividends. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally.
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
On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock. The stock repurchase plan will expire in September 2015. The stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction. At December 31, 2014, the Company has repurchased 2,000 shares of its common stock.
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
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2012
Pension and other postretirement actuarial items	$(2,931)	$(1,474)	$355	$(1,119)	$(4,050)
Reclassification adjustment for recognition of actuarial items		161	(51)	110	110
Foreign currency translation adjustment	(11,042)	(1)	—	(1)	(11,043)
	$(13,973)	$(1,314)	$304	$(1,010)	$(14,983)
December 31, 2013
Pension and other postretirement actuarial items	$(3,940)	$1,888	$(353)	$1,535	$(2,405)
Reclassification adjustment for recognition of actuarial items		191	(52)	139	139
Foreign currency translation adjustment	(11,043)	(5,718)	—	(5,718)	(16,761)
	$(14,983)	$(3,639)	$(405)	$(4,044)	$(19,027)
December 31, 2014
Pension and other postretirement actuarial items	$(2,266)	$(3,357)	$782	$(2,575)	$(4,841)
Reclassification adjustment for recognition of actuarial items		60	(23)	37	37
Foreign currency translation adjustment	(16,761)	(4,887)	—	(4,887)	(21,648)
	$(19,027)	$(8,184)	$759	$(7,425)	$(26,452)

Note 8 – Stockholders’ Equity (continued)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).
Note 9 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Nonqualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.7 million at December 31, 2014 and $1.6 million at December 31, 2013, and the related liabilities of $2.1 million and $1.8 million at December 31, 2014 and 2013, respectively.
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
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2014		December 31, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$22,351	$2,826	$23,308	$2,687
Service cost (adjusted for actual employee contributions)	417	62	453	77
Interest cost	938	131	860	114
Contributions by participants	53	—	53	—
Actuarial losses (gains)	3,409	534	(1,356)	162
Benefits paid	(978)	(222)	(780)	(214)
Currency translation	(1,535)	—	(187)	—
Benefit obligation at end of year	$24,655	$3,331	$22,351	$2,826

Change in plan assets:
Fair value of plan assets at beginning of year	$15,354	$—	$13,091	$—
Actual return on plan assets	875	—	1,195	—
Company contributions	1,349	222	1,472	214
Contributions by participants	53	—	53	—
Benefits paid	(978)	(222)	(780)	(214)
Currency translation	(956)	—	323	—
Fair value of plan assets at end of year	$15,697	$—	$15,354	$—

Funded status at end of year	$(8,958)	$(3,331)	$(6,997)	$(2,826)
Amounts recognized in the consolidated balance sheet consist of the following pretax amounts (in thousands):

	December 31, 2014		December 31, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Accrued pension and other postretirement costs	$(8,958)	$(3,331)	$(6,997)	$(2,826)
Accumulated other comprehensive loss	5,382	1,139	2,411	639
	$(3,576)	$(2,192)	$(4,586)	$(2,187)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2014		December 31, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Unrecognized net actuarial loss	$5,375	$1,139	$2,402	$639
Unrecognized prior service cost	2	—	3	—
Unamortized transition obligation	5	—	6	—
	$5,382	$1,139	$2,411	$639

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2014	2013
Accumulated benefit obligation, all plans	$23,760	$20,947
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$23,678	$21,447
Accumulated benefit obligation	23,160	20,390
Fair value of plan assets	14,890	14,623
Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2014		2013		2012
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Annual service cost	$470	$62	$506	$77	$528	$67
Less: employee contributions	53	—	53	—	52	—
Net service cost	417	62	453	77	476	67
Interest cost	938	131	860	114	865	101
Expected return on plan assets	(789)	—	(605)	—	(595)	—
Amortization of actuarial losses	26	33	166	23	95	37
Amortization of transition obligation	1	—	4	—	1	28
Net periodic benefit cost	$593	$226	$878	$214	$842	$233
See Note 8 for the pretax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2014, 2013, and 2012. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2015 is $0.3 million.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2014		2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	3.56%	3.69%	4.22%	4.57%
Rate of compensation increase	2.70%	N/A	3.56%	N/A
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2014 and 2013:

	2014		2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	4.22%	4.57%	3.85%	3.68%
Rate of compensation increase	3.56%	N/A	2.67%	N/A
Expected return on plan assets	5.05%	N/A	4.65%	N/A
Health care trend rate	N/A	5.10%	N/A	5.08%
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2014 and 2013.
Plan assets are comprised of:

	December 31, 2014		December 31, 2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Equity securities	45%	—	48%	—
Fixed income securities	41%	—	33%	—
Cash and cash equivalents	14%	—	19%	—
Total	100%	—	100%	—
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
A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (see Note 15 for further description of the levels within the fair value hierarchy (in thousands)):

As of December 31, 2014		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$6,998	$6,998	$—	$—
Fixed income securities	6,482	6,482	—	—
Cash and cash equivalents	2,217	2,217	—	—

As of December 31, 2013		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,312	$7,312	$—	$—
Fixed income securities	5,010	5,010	—	—
Cash and cash equivalents	3,033	3,033	—	—

Note 9 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	Pension Plans	OPEB Plans
2015	$719	$182
2016	782	185
2017	665	207
2018	709	176
2019	681	192
2020 - 2024	4,461	1,137
The Company anticipates making contributions to its funded and unfunded pension and postretirement benefit plans of approximately $1.4 million during 2015.
Other Retirement Obligations
The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2014 and 2013, the consolidated balance sheets include $0.8 million and $1.0 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.6 million, $0.7 million, and $0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.0 million at December 31, 2014 and $3.1 million at December 31, 2013, and the related liabilities of $3.7 million and $3.5 million at December 31, 2014 and 2013, respectively.
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2014, the Company had reserved 579,134 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for future grants under the Plan.
Stock Options
In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.

Note 10 – Share-Based Compensation (continued)

The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding:
Beginning of year	27	$18.06	32	$18.03	32	$18.03
Granted	—	—	—	—	—	—
Exercised	(4)	11.92	—	—	—	—
Expired	(5)	20.58	(5)	17.87	—	—
End of year	18	$18.92	27	$18.06	32	$18.03

Vested and expected to vest	18		27		32

Exercisable:
End of year	18		27		28
The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2014 (number of options in thousands):

Ranges of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$18.92	18	2.16	$18.92	18	$18.92
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2014, 2013 or 2012.
The pretax aggregate intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of 2014 of $17.16 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014 is not material, as no options were in-the-money. The intrinsic value of options exercised in 2014 was not material. No options were exercised during the years ended December 31, 2013 or 2012.
Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2014. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On January 29, 2014, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.2 million and were comprised of 79,453 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last 5 trading days immediately preceding January 1, 2014. Twenty-five percent of these awards will vest on January 1, 2017, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2017, subject to the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, and their continued employment.

Note 10 – Share-Based Compensation (continued)

On May 5, 2014, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.3 million and were comprised of 21,387 RSUs. Twenty-five percent of these awards will vest on January 1, 2017 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2017, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings goals and cash flow goals, and their continued employment.
On May 22, 2014, the Board of Directors approved the issuance of an aggregate of 11,235 RSUs to the three independent board members and to the non-executive Chairman of the Board, with a grant-date fair value of $0.2 million. These RSUs will vest on May 22, 2015.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2014		2013		2012
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	146	$14.72	193	$15.98	129	$16.03
Granted	112	15.30	67	13.07	92	15.88
Vested	(22)	15.84	(114)	15.88	(28)	15.85
End of year	236	$14.89	146	$14.72	193	$15.98
The fair value of the RSUs vested during 2014 approximates the grant-date fair value.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2015	19	19	38
January 1, 2016	—	48	48
January 1, 2017	73	3	76
Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2014	2013	2012
Stock options	$—	$3	$10
Restricted stock units	1,008	740	1,160
Total	$1,008	$743	$1,170
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met. The increase in share-based compensation expense from the prior year is mainly due to the evaluation of performance criteria on the awards granted in 2012 and 2013. It was determined in the fourth quarter of 2014 that certain performance criteria associated with the awards granted in 2012, which previously were not anticipated to be met, were met in the fourth quarter of 2014. Therefore, additional compensation expense was recorded. This was partially offset by a decrease in share-based compensation expense associated with the awards granted in 2013. It was determined in the fourth quarter of 2014 that certain performance criteria associated with the awards granted in 2013 were unlikely to be fully achieved, and therefore, share-based compensation expense was reduced in 2014 to reflect the anticipated performance level.
The deferred tax benefit on share-based compensation expense was $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 10 – Share-Based Compensation (continued)

As of December 31, 2014, the Company had $1.1 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately two years.
Note 11 – Commitments, Contingencies, and Concentrations
Leases
The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.
Total rental expense under operating leases was $4.1 million, $3.8 million, and $3.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Future minimum lease payments for operating leases (excluding related party leases as described in Note 2) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2015	$3,617
2016	2,768
2017	2,143
2018	1,675
2019	1,087
Thereafter	1,681
Litigation
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company is of the opinion that the disposition of these proceedings, after taking into account recorded accruals and the availability and limits of its insurance coverage, will not have a material adverse effect on its business or its financial condition, results of operations, and cash flows.
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

Note 11 – Commitments, Contingencies, and Concentrations (continued)

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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2014 and 2013, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2014 and 2013, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2014 and December 31, 2013:

	December 31,
	2014	2013
Asia	18%	30%
United States	27%	25%
Israel	23%	16%
Europe	14%	16%
United Kingdom	10%	7%
Canada	8%	6%
Total	100%	100%

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

Note 12 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2014
Net third-party revenues	$108,001	$68,301	$74,521	$—	$250,823
Intersegment revenues	3,190	1,773	1,039	(6,002)	—
Gross profit	42,449	15,135	34,540	—	92,124
Segment operating income (loss)	23,668	5,629	11,578	(32,213)	8,662
Impairment of goodwill and indefinite-lived intangibles	—	—	5,446	—	5,446
Restructuring costs	153	—	515	—	668
Depreciation and amortization expense	5,192	3,489	2,120	876	11,677
Capital expenditures	7,018	1,607	775	359	9,759
Total assets	87,846	69,092	96,741	36,208	289,887

2013
Net third-party revenues	$97,045	$64,846	$78,384	$—	$240,275
Intersegment revenues	1,989	2,140	1,175	(5,304)	—
Gross profit	37,156	14,023	32,676	—	83,855
Segment operating income (loss)	19,792	4,905	10,438	(27,133)	8,002
Acquisition costs	—	—	794	—	794
Restructuring costs	388	—	150	—	538
Depreciation and amortization expense	5,371	3,577	1,980	1,062	11,990
Capital expenditures	3,353	2,485	704	206	6,748
Total assets	84,325	68,498	108,285	30,996	292,104

2012
Net third-party revenues	$105,207	$65,787	$46,622	$—	$217,616
Intersegment revenues	1,442	2,732	2,530	(6,704)	—
Gross profit	42,848	13,483	18,701	—	75,032
Segment operating income (loss)	25,467	4,504	5,983	(24,863)	11,091
Acquisition costs	—	—	275	—	275
Depreciation and amortization expense	5,850	3,707	849	1,255	11,661
Capital expenditures	4,333	3,307	422	260	8,322
Total assets	118,893	61,040	54,789	28,451	263,173
The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Unallocated selling, general, and administrative expenses	$(26,099)	$(25,801)	$(24,588)
Acquisition costs	—	(794)	(275)
Impairment of goodwill and indefinite-lived intangibles	(5,446)	—	—
Restructuring costs	(668)	(538)	—
	$(32,213)	$(27,133)	$(24,863)

Note 12 – Segment and Geographic Data (continued)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area, and property and equipment based on physical location (in thousands):

	Years ended December 31,
Net Revenues	2014	2013	2012
United States	$93,247	$86,897	$92,807
United Kingdom	36,358	32,915	29,582
Other Europe	57,014	53,691	54,212
Israel	3,661	2,226	3,708
Asia	37,916	32,410	36,177
Canada	22,627	32,136	1,130
	$250,823	$240,275	$217,616

	December 31,
Property and Equipment - Net	2014	2013
United States	$5,750	$6,209
United Kingdom	5,628	6,075
Other Europe	1,569	2,018
Israel	18,663	16,394
Asia	18,435	16,439
Canada and Other	1,937	2,188
	$51,982	$49,323

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

Note 13 – Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2014	2013	2012
Numerator:

Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$3,853	$4,291	$11,691
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	6	15	30
Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$3,859	$4,306	$11,721
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,755	13,563	13,367
Effect of dilutive securities:
Exchangeable notes	181	311	441
Employee stock options	1	1	1
Restricted stock units	40	69	80
Dilutive potential common shares	222	381	522
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,977	13,944	13,889

Basic earnings per share attributable to VPG stockholders	$0.28	$0.32	$0.87

Diluted earnings per share attributable to VPG stockholders	$0.28	$0.31	$0.84
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2014	2013	2012
Weighted average employee stock options	18	23	28
Weighted average warrants	—	—	—
The warrants expired on December 15, 2012. The warrants were antidilutive in 2012 through the expiration date. See Note 8 for discussion of the warrants.
Note 14 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Foreign exchange loss	$(844)	$(1,667)	$(285)
Interest income	261	266	633
Other	(268)	(178)	(649)
	$(851)	$(1,579)	$(301)

Note 14 – Additional Financial Statement Information (continued)

Other accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Customer advance payments	$5,167	$6,099
Goods received, not yet invoiced	3,265	2,067
Accrued taxes, other than income taxes	1,879	1,874
Accrued commissions	1,649	1,614
Accrued professional fees	1,465	1,415
Other	3,165	2,745
	$16,590	$15,814

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2014		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,725	$915	$3,810	$—

As of December 31, 2013		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,678	$1,087	$3,591	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2014 and December 31, 2013, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance

Note 15 – Fair Value Measurements (continued)

contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at December 31, 2014 and December 31, 2013 is approximately $21.7 million and $25.5 million, respectively, compared to its carrying value of $22.8 million and $27.1 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.
Note 16 – Subsequent Events
Executive RSU grant
On January 20, 2015, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.0 million and were comprised of 59,325 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last 5 trading days immediately preceding January 1, 2015. Twenty-five percent of these awards will vest on January 1, 2018, subject to the executives continued employment. The performance-based portion of the RSUs will also vest on January 1, 2018, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals.
Purchase of Treasury Stock
In accordance with its stock repurchase plan, the Company has repurchased an additional 42,926 shares of its common stock from January 1, 2015 through March 11, 2015.
Note 17 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2014 (a)				2013 (a)
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$61,041	$65,162	$63,402	$61,218	$57,461	$62,837	$57,729	$62,248
Gross profit	22,047	24,697	23,777	21,603	19,969	21,560	19,243	23,083
Operating income (loss)	3,023	4,772	3,965	(3,098)	1,297	2,787	602	3,316
Net earnings (loss)	1,773	3,453	3,149	(4,344)	436	1,290	1,455	1,166
Less: net earnings (loss) attributable to noncontrolling interests	67	(8)	30	89	49	(20)	(11)	38
Net earnings (loss) attributable to VPG stockholders	1,706	3,461	3,119	(4,433)	387	1,310	1,466	1,128
Per Share Data: (b)
Basic earnings (loss) per share	$0.12	$0.25	$0.23	$(0.32)	$0.03	$0.10	$0.11	$0.08
Diluted earnings (loss) per share	$0.12	$0.25	$0.22	$(0.32)	$0.03	$0.09	$0.11	$0.08
Certain Items Recorded during the Quarters:
Acquisition purchase accounting adjustments	$39	$2	$15	$19	$1,238	$2,260	$903	$454
Acquisition costs	—	—	—	—	487	208	57	42
Impairment of goodwill and indefinite-lived intangibles	—	—	—	5,446	—	—	—	—
Restructuring costs	324	7	144	193	388	—	99	51
Tax effect of adjustments for purchase accounting, acquisition costs, impairment charges and restructuring costs, and discrete tax items	(92)	(2)	(54)	504	(692)	(654)	(1,297)	792

(a)
The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third and fourth quarters of 2014 ended on March 29, June 28, September 27 and December 31, respectively. The first, second, third and fourth quarters of 2013 ended on March 30, June 29, September 28 and December 31, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.