Form 10-Q
period 2015-03-28
Vishay Precision Group, Inc.
filed 2015-05-06
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 6, 2015, the registrant had 12,596,340 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
March 28, 2015

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	March 28, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,212	$79,642
Accounts receivable, net	36,707	37,514
Inventories:
Raw materials	14,737	15,017
Work in process	21,710	20,498
Finished goods	19,196	18,798
Inventories, net	55,643	54,313

Deferred income taxes	5,024	5,003
Prepaid expenses and other current assets	11,239	10,566
Total current assets	178,825	187,038

Property and equipment, at cost:
Land	1,845	1,893
Buildings and improvements	49,813	50,266
Machinery and equipment	79,797	79,109
Software	6,855	6,837
Construction in progress	2,536	3,786
Accumulated depreciation	(90,911)	(89,909)
Property and equipment, net	49,935	51,982

Goodwill	11,890	12,788

Intangible assets, net	15,856	17,489

Other assets	20,659	20,590
Total assets	$277,165	$289,887

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	March 28, 2015	December 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,298	$10,371
Payroll and related expenses	14,302	14,252
Other accrued expenses	13,338	16,590
Income taxes	387	2,197
Current portion of long-term debt	5,370	5,120
Total current liabilities	43,695	48,530

Long-term debt, less current portion	16,185	17,713
Deferred income taxes	643	1,756
Other liabilities	7,288	7,658
Accrued pension and other postretirement costs	12,727	13,072
Total liabilities	80,538	88,729

Commitments and contingencies

Equity:
Common stock	1,275	1,273
Class B convertible common stock	103	103
Treasury stock	(1,263)	(32)
Capital in excess of par value	189,621	189,532
Retained earnings	37,196	36,500
Accumulated other comprehensive loss	(30,510)	(26,452)
Total Vishay Precision Group, Inc. stockholders' equity	196,422	200,924
Noncontrolling interests	205	234
Total equity	196,627	201,158
Total liabilities and equity	$277,165	$289,887

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 28, 2015	March 29, 2014

Net revenues	$56,608	$61,041
Costs of products sold	35,829	38,994
Gross profit	20,779	22,047

Selling, general, and administrative expenses	18,733	18,700
Restructuring costs	78	324
Operating income	1,968	3,023

Other income (expense):
Interest expense	(184)	(212)
Other	(958)	(542)
Other income (expense) - net	(1,142)	(754)

Income before taxes	826	2,269

Income tax expense	143	496

Net earnings	683	1,773
Less: net (loss) earnings attributable to noncontrolling interests	(13)	67
Net earnings attributable to VPG stockholders	$696	$1,706

Basic earnings per share attributable to VPG stockholders	$0.05	$0.12
Diluted earnings per share attributable to VPG stockholders	$0.05	$0.12

Weighted average shares outstanding - basic	13,746	13,752
Weighted average shares outstanding - diluted	13,960	13,958

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 28, 2015	March 29, 2014

Net earnings	$683	$1,773

Other comprehensive income (loss):
Foreign currency translation adjustment	(4,287)	(224)
Pension and other postretirement actuarial items, net of tax	229	5
Other comprehensive loss	(4,058)	(219)

Total comprehensive (loss) income	(3,375)	1,554

Less: comprehensive (loss) income attributable to noncontrolling interests	(13)	67

Comprehensive (loss) income attributable to VPG stockholders	$(3,362)	$1,487

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 28, 2015	March 29, 2014

Operating activities
Net earnings	$683	$1,773
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,756	2,849
Loss (gain) on disposal of property and equipment	2	(3)
Share-based compensation expense	267	222
Inventory write-offs for obsolescence	480	438
Other	(291)	486
Net changes in operating assets and liabilities:
Accounts receivable	(459)	(1,506)
Inventories	(2,684)	(286)
Prepaid expenses and other current assets	(706)	(316)
Trade accounts payable	121	237
Other current liabilities	(3,566)	(1,855)
Net cash (used in) provided by operating activities	(3,397)	2,039

Investing activities
Capital expenditures	(1,782)	(1,878)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	(1,782)	(1,875)

Financing activities
Principal payments on long-term debt and capital leases	(1,280)	(1,035)
Purchase of treasury stock	(1,231)	—
Distributions to noncontrolling interests	(16)	(18)
Net cash used in financing activities	(2,527)	(1,053)
Effect of exchange rate changes on cash and cash equivalents	(1,724)	145
Decrease in cash and cash equivalents	(9,430)	(744)

Cash and cash equivalents at beginning of period	79,642	72,785
Cash and cash equivalents at end of period	$70,212	$72,041

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1,273	$103	$(32)	$189,532	$36,500	$(26,452)	$200,924	$234	$201,158
Net earnings (loss)	—	—	—	—	696	—	696	(13)	683
Other comprehensive loss	—	—	—	—	—	(4,058)	(4,058)	—	(4,058)
Share-based compensation expense	—	—	—	267	—	—	267	—	267
Restricted stock issuances (21,062 shares)	2	—	—	(178)	—	—	(176)	—	(176)
Purchase of treasury stock (80,429 shares)	—	—	(1,231)	—	—	—	(1,231)	—	(1,231)
Conversion from Class B to common stock (18 shares)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Balance at March 28, 2015	$1,275	$103	$(1,263)	$189,621	$37,196	$(30,510)	$196,422	$205	$196,627

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015. The results of operations for the fiscal quarter ended March 28, 2015 are not necessarily indicative of the results to be expected for the full year.
VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2015 and 2014 end on the following dates:

	2015	2014
Quarter 1	March 28,	March 29,
Quarter 2	June 27,	June 28,
Quarter 3	September 26,	September 27,
Quarter 4	December 31,	December 31,
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
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

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
2015 Program
The Company recorded restructuring costs of $0.1 million during the fiscal quarter ended March 28, 2015. These costs were comprised of employee termination costs, including severance, at one of the Company's subsidiaries in the United Kingdom, and were incurred in connection with a cost reduction program. The restructuring costs were fully paid in the first quarter of 2015.
2014 Programs
The Company recorded restructuring costs of $0.7 million during the year ended December 31, 2014. This included two cost reduction programs implemented by the Company.
Restructuring costs of $0.5 million were comprised of employee termination costs, including severance and a statutory retirement allowance, at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. The restructuring costs were fully paid in the first quarter of 2015.
Restructuring costs of $0.2 million were comprised of employee termination costs, including severance, at one of the Company’s subsidiaries in the United States, and were incurred in connection with a cost reduction program. As of March 28, 2015, $0.1 million of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated condensed balance sheet, and are expected to be paid during the third quarter of 2015.
Note 3 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended March 28, 2015 was 17.3% versus 21.9% for the fiscal quarter ended March 29, 2014. The primary change in the effective tax rate for both periods presented is the result of changes in the geographic mix of pretax earnings, and the recording of net tax benefits associated with foreign exchange variations.
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters ended March 28, 2015 and March 29, 2014 reflect VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.
The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates $0.5 million to $0.8 million of unrecognized tax benefits to be reversed within the next twelve months of the balance sheet date, due to the expiration of statutes of limitation and a cash payment in certain jurisdictions.

Note 4 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 28, 2015	December 31, 2014
2013 Credit Agreement - U.S. term facility	$5,500	$6,000
2013 Credit Agreement - Canadian term facility	11,250	12,000
Exchangeable unsecured notes, due 2102	4,097	4,097
Other debt	708	736
	21,555	22,833
Less: current portion	5,370	5,120
	$16,185	$17,713
Note 5 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2015	$(21,648)	$(4,804)	$(26,452)
Other comprehensive loss before reclassifications	(4,287)	—	(4,287)
Amounts reclassified from accumulated other comprehensive income (loss)	—	229	229
Balance at March 28, 2015	$(25,935)	$(4,575)	$(30,510)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2014	$(16,761)	$(2,266)	$(19,027)
Other comprehensive loss before reclassifications	(224)	—	(224)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	5
Balance at March 29, 2014	$(16,985)	$(2,261)	$(19,246)
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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended March 28, 2015		Fiscal quarter ended March 29, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$103	$19	$105	$21
Interest cost	213	30	235	31
Expected return on plan assets	(163)	—	(198)	—
Amortization of actuarial losses	58	19	7	9
Net periodic benefit cost	$211	$68	$149	$61
Note 7 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At March 28, 2015, the Company had reserved 519,809 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.
On January 20, 2015, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $1.0 million and were comprised of 59,325 RSUs as determined using the average of the closing stock prices of the Company's common stock for the last five trading days immediately preceding January 1, 2015. Twenty-five percent of these awards will vest on January 1, 2018, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2018, subject to the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals and their continued employment.
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

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Restricted stock units	$267	$222
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

Note 8 – Segment Information (continued)

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Net third-party revenues:
Foil Technology Products	$25,061	$26,007
Force Sensors	15,237	16,432
Weighing and Control Systems	16,310	18,602
Total	$56,608	$61,041

Gross profit:
Foil Technology Products	$10,164	$9,856
Force Sensors	3,335	3,507
Weighing and Control Systems	7,280	8,684
Total	$20,779	$22,047

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$5,943	$5,200
Force Sensors	914	1,141
Weighing and Control Systems	1,981	3,025
Unallocated G&A expenses	(6,792)	(6,019)
Restructuring costs	(78)	(324)
Consolidated condensed operating income	$1,968	$3,023

Restructuring costs:
Weighing and Control Systems	$78	$324
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $1.0 million and $0.5 million during the fiscal quarters ended March 28, 2015 and March 29, 2014, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.4 million and $0.4 million during the fiscal quarters ended March 28, 2015 and March 29, 2014, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.3 million during the fiscal quarters ended March 28, 2015 and March 29, 2014, respectively.

Note 9 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$696	$1,706

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	2	2

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$698	$1,708

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,746	13,752

Effect of dilutive securities:
Exchangeable notes	181	181
Employee stock options	—	1
Restricted stock units	33	24
Dilutive potential common shares	214	206

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,960	13,958

Basic earnings per share attributable to VPG stockholders	$0.05	$0.12

Diluted earnings per share attributable to VPG stockholders	$0.05	$0.12
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Weighted average employee stock options	18	23

Note 10 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Foreign exchange loss	$(988)	$(531)
Interest income	55	38
Other	(25)	(49)
	$(958)	$(542)
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 28, 2015
Assets
Assets held in rabbi trusts	$4,643	$776	$3,867	$—

December 31, 2014
Assets
Assets held in rabbi trusts	$4,725	$915	$3,810	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 28, 2015 and December 31, 2014, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at March 28, 2015 and December 31, 2014 is approximately $20.1 million and $21.7 million, respectively, compared to its carrying value of $21.6 million and $22.8 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

Note 11 – Fair Value Measurements (continued)

The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
Note 12 – Subsequent Events
RSU grant
On March 30, 2015, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.3 million and were comprised of 21,743 RSUs. Twenty-five percent of these awards will vest on January 1, 2018 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2018, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings goals and cash flow goals and their continued employment.
Stock Repurchase
In accordance with its stock repurchase plan, the Company has repurchased an additional 74,148 shares of its common stock from March 29, 2015 through May 6, 2015.

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
Net revenues for the fiscal quarter ended March 28, 2015 were $56.6 million versus $61.0 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 28, 2015 were $0.7 million, or $0.05 per diluted share, versus $1.7 million, or $0.12 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended March 28, 2015 and March 29, 2014 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Gross profit	$20,779	$22,047
Gross profit margin	36.7%	36.1%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	—	39

Adjusted gross profit	$20,779	$22,086
Adjusted gross profit margin	36.7%	36.2%

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Net earnings attributable to VPG stockholders	$696	$1,706

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	39
Restructuring costs	78	324

Reconciling items affecting income tax expense
Tax effect of adjustments for purchase accounting and restructuring costs	16	92
Adjusted net earnings attributable to VPG stockholders	$758	$1,977

Weighted average shares outstanding - diluted	13,960	13,958

Adjusted net earnings per diluted share	$0.05	$0.14
(a) Acquisition purchase accounting adjustments, recorded in connection with the acquisition of the KELK business, include fair market value adjustments associated with inventory and advance customer payments.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2014 and through the first quarter of 2015 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2014	2014	2014	2014	2015

Net revenues	$61,041	$65,162	$63,402	$61,218	$56,608

Gross profit margin	36.1%	37.9%	37.5%	35.3%	36.7%

End-of-period backlog	$65,800	$65,200	$60,200	$58,500	$59,200

Book-to-bill ratio	1.09	0.98	0.95	1.00	1.05

Inventory turnover	2.84	2.95	2.90	2.94	2.59

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2014	2014	2014	2014	2015

Foil Technology Products
Net revenues	$26,007	$28,028	$27,327	$26,639	$25,061
Gross profit margin	37.9%	40.2%	41.4%	37.6%	40.6%
End-of-period backlog	$29,000	$29,200	$26,600	$26,300	$28,500
Book-to-bill ratio	1.12	1.01	0.94	1.02	1.12
Inventory turnover	3.40	3.51	3.34	3.36	2.91

Force Sensors
Net revenues	$16,432	$16,981	$17,480	$17,408	$15,237
Gross profit margin	21.3%	21.9%	22.5%	22.8%	21.9%
End-of-period backlog	$13,500	$12,700	$12,800	$12,100	$11,600
Book-to-bill ratio	1.04	0.95	1.02	0.97	0.98
Inventory turnover	2.06	2.14	2.21	2.27	1.94

Weighing and Control Systems
Net revenues	$18,602	$20,153	$18,595	$17,171	$16,310
Gross profit margin	46.7%	48.2%	45.9%	44.3%	44.6%
End-of-period backlog	$23,300	$23,300	$20,800	$20,100	$19,100
Book-to-bill ratio	1.09	0.98	0.89	1.01	1.00
Inventory turnover	3.63	3.80	3.69	3.80	3.90
Our reported annual revenues for 2014 were the highest in our history, although there were fluctuations including a downward trend in the last two quarters of 2014 in both the Foil Technology Products segment and the Weighing and Control Systems segments. For our steel industry business, excess capacity in steel plants, particularly in China, significantly impacted our revenues in the fourth quarter of 2014, and continues to impact revenues in the first quarter of 2015. Exchange rates negatively impacted 2014 revenues beginning in the second quarter and the negative impact has continued into the first quarter of 2015, accounting for approximately half of the total decline in revenues from the fourth quarter of 2014 to the first quarter of 2015. Volume decreases in both the Foil Technology Products and Force Sensors segments accounted for the remaining decline in revenues from the fourth quarter of 2014 to the first quarter of 2015. Macroeconomics conditions in certain industries such as steel, oil and gas, and agriculture contributed to the overall volume decrease.
The fluctuations in gross profit margin during 2014 reflected the impacts of volume and manufacturing costs across all of the segments. The decline in the gross profit margin from the third quarter to the fourth quarter of 2014 was primarily due to inventory adjustments and incurring additional costs as we expand our advanced sensor platform in the Foil Technology Products segment, as well as the impacts of lower revenues from our steel industry business and process weighing end user business in the Weighing and Control Systems segment. Overall gross profit margin in the first quarter of 2015 improved when compared to the fourth quarter of 2014. The negative impacts of the inventory adjustments in the Foil Technology Products segment during the fourth quarter of 2014 did not repeat in the first quarter of 2015, thereby improving gross profit margin for that segment in the first quarter of 2015.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as Costa Rica, India, Israel and Taiwan, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating those products into our weighing and control systems. While the acquisition of the George Kelk Corporation ("KELK") business in January 2013 continued that trend, it also resulted in the acquisition of certain optical sensor technology. Along with our recent success in microelectromechanical ("MEMS") technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed on March 11, 2015.
The Company recorded restructuring costs of $0.1 million during the fiscal quarter ended March 28, 2015. These costs were comprised of employee termination costs, including severance, at one of the Company's subsidiaries in the United Kingdom, and were incurred in connection with a cost reduction program. The restructuring costs were fully paid in the first quarter of 2015.
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
For the fiscal quarter ended March 28, 2015, exchange rates reduced net revenues by $4.4 million, and costs of products sold and selling, general, and administrative expenses by $4.4 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Costs of products sold	63.3%	63.9%
Gross profit	36.7%	36.1%
Selling, general, and administrative expenses	33.1%	30.6%
Operating income	3.5%	5.0%
Income before taxes	1.5%	3.7%
Net earnings	1.2%	2.9%
Net earnings attributable to VPG stockholders	1.2%	2.8%

Effective tax rate	17.3%	21.9%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Net revenues	$56,608	$61,041
Change versus comparable prior year period	$(4,433)
Percentage change versus prior year period	(7.3)%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	-0.1%
Change in average selling prices	0.1%
Foreign currency effects	-7.3%
Net change	-7.3%
During the fiscal quarter ended March 28, 2015, the decrease in revenues, as compared to the prior year period, is due primarily to exchange rate effects, which impacted all reporting segments. The primary currencies contributing to this impact were the Euro, the British pound, and the Canadian dollar.
Gross Profit and Margins
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Gross profit margin	36.7%	36.1%

The gross profit margin for the fiscal quarter ended March 28, 2015 increased slightly compared to the comparable prior year period. This is mainly due to higher gross profit margins in the Foil Technology Products and Force Sensors segments, partially offset by lower gross profit margins in the Weighing and Control Systems segment.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Net revenues	$25,061	$26,007
Change versus comparable prior year period	$(946)
Percentage change versus prior year period	-3.6%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	2.5%
Change in average selling prices	0.4%
Foreign currency effects	-6.5%
Net change	-3.6%
Net revenues decreased for the fiscal quarter ended March 28, 2015, as compared to the comparable prior year period. The improvement in volume was offset by the negative foreign currency effects, primarily relating to the Euro and the British pound.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Gross profit margin	40.6%	37.9%
Despite the decline in revenues for the fiscal quarter ended March 28, 2015, mainly due to negative exchange rate effects, gross profit margin improved over the comparable prior year period. This was mainly due to lower variable costs, including improved labor efficiencies and improved manufacturing yields.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Net revenues	$15,237	$16,432
Change versus comparable prior year period	$(1,195)
Percentage change versus prior year period	-7.3%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	-2.3%
Change in average selling prices	0.0%
Foreign currency effects	-5.0%
Net change	-7.3%
Net revenues decreased for the fiscal quarter ended March 28, 2015, as compared to the comparable prior year period. Negative foreign currency effects, primarily relating to the Euro and the British pound, and volume decreases were the primary drivers of the decline. The reduction in volume is primarily due to weakness in the precision weighing market in Europe.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Gross profit margin	21.9%	21.3%
Despite the decline in revenues, the gross profit margin for the fiscal quarter ended March 28, 2015 increased from the comparable prior year period due to lower variable costs, including improved labor efficiencies and lower operating costs associated with the movement of production to India.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Net revenues	$16,310	$18,602
Change versus comparable prior year period	$(2,292)
Percentage change versus prior year period	-12.3%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	-1.7%
Change in average selling prices	-0.3%
Foreign currency effects	-10.3%
Net change	-12.3%

Net revenues decreased for the fiscal quarter ended March 28, 2015, as compared to the comparable prior year period. This is primarily due to negative foreign currency effects, primarily relating to the Euro, the British pound, Swedish krone, and the Canadian dollar.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Gross profit margin	44.6%	46.7%
The gross profit margin for the fiscal quarter ended March 28, 2015 decreased compared to the comparable prior year period, mainly due to foreign currency effects and unfavorable product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014
Total SG&A expenses	$18,733	$18,700

as a percentage of net revenues	33.1%	30.6%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended March 28, 2015 as compared to the comparable prior year period were favorably impacted by $1.6 million in foreign currency effects offset by $1.6 million of increases in personnel costs, professional fees and other costs.
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
The Company recorded restructuring costs of $0.1 million during the fiscal quarter ended March 28, 2015. These costs were comprised of employee termination costs, including severance, at one of the Company's subsidiaries in the United Kingdom, and were incurred in connection with a cost reduction program. The restructuring costs were fully paid in the first quarter of 2015.
The Company recorded restructuring costs of $0.3 million during the fiscal quarter ended March 29, 2014. These costs were comprised of employee termination costs, including severance and a statutory retirement allowance, at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. The restructuring costs were fully paid in the first quarter of 2015.
Other Income (Expense)
Total interest expense for the fiscal quarter ended March 28, 2015 was consistent with interest expense in the comparable prior year period.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 28, 2015	March 29, 2014	Change
Foreign exchange loss	$(988)	$(531)	$(457)
Interest income	55	38	17
Other	(25)	(49)	24
	$(958)	$(542)	$(416)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange loss during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Euro, the Canadian dollar, and the British pound.
Income Taxes
For the current quarter, fluctuations in the effective tax rate have generally been caused by the geographical earnings mix and the impact of discrete items that are required to be recognized within the respective interim reporting period. The effective tax rate for the fiscal quarter ended March 28, 2015 was 17.3% versus 21.9% for the fiscal quarter ended March 29, 2014. The primary change in the effective tax rate for both periods presented is the result of changes in the geographic mix of pretax earnings, and the recording of net tax benefits associated with foreign exchange variations.
The effective tax rates reflect the fact that we could not recognize, for accounting purposes, the tax benefit of losses incurred in certain jurisdictions, although these losses may be available to offset future taxable income. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We give consideration to whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives, as we operate and derive income across multiple jurisdictions. We may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.
Financial Condition, Liquidity, and Capital Resources
We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels.
At March 28, 2015 and December 31, 2014, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
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

The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as by guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio and a fixed charges coverage ratio. We were in compliance with these covenants at March 28, 2015. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.7 million at March 28, 2015 and $0.7 million at December 31, 2014, respectively.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. This is evident in the three fiscal months ended March 29, 2014, with cash provided by operating activities of $2.0 million. However, our cash used in operating activities for the three fiscal months ended March 28, 2015 was $3.4 million, which primarily resulted from lower net earnings, estimated tax payments and increases in working capital accounts.
We refer to the amount of cash provided by operating activities in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. We historically have generated positive free cash. However, the estimated tax payments and increases in working capital accounts during the three fiscal months ended March 28, 2015 caused us to use cash in, rather than generate cash from, operating activities. As a result, we did not generate free cash in the period presented. It is anticipated that we will generate free cash by the end of 2015.
The following table summarizes the components of net cash (debt) at March 28, 2015 and December 31, 2014 (in thousands):

	March 28, 2015	December 31, 2014
Cash and cash equivalents	$70,212	$79,642

Third-party debt, including current and long-term:
Revolving credit facilities	—	—
Term loans	16,750	18,000
Third-party debt held by Japanese subsidiary	708	736
Exchangeable notes due 2102	4,097	4,097
Total third-party debt	21,555	22,833
Net cash	$48,657	$56,809
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
Approximately 78% and 73% of our cash and cash equivalents balance at March 28, 2015 and December 31, 2014, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at March 28, 2015 and December 31, 2014:

	March 28, 2015	December 31, 2014
Israel	25%	23%
Asia	20%	18%
Europe	14%	14%
United States	23%	27%
United Kingdom	11%	10%
Canada	7%	8%
	100%	100%
Our financial condition as of March 28, 2015 remains strong, with a current ratio (current assets to current liabilities) of 4.1 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2014.
Cash paid for property and equipment for the three fiscal months ended March 28, 2015 was $1.8 million as compared to $1.9 million in the comparable prior year period. Capital expenditures for the three fiscal months ended March 28, 2015 are comprised of projects related to the normal maintenance of business and expansion related to the production of a certain product line.
On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock.  We repurchased 80,429 shares of common stock during the three fiscal months ended March 28, 2015, for a total cost of $1.2 million.  We have repurchased a total of 82,429 shares, at a total cost of $1.3 million, since the inception of the stock repurchase plan.
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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties or delays in completing acquisitions and integrating acquired companies, the inability to realize anticipated synergies and expansion possibilities, difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our ERP system and the associated impact on manufacturing efficiencies and customer satisfaction; difficulties in implementing our cost reduction strategies such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below, management has identified a material weakness in our internal control over financial reporting which is an integral component of our disclosure controls and procedures. As a result of the material weakness that existed as of December 31, 2014 and continued to exist as of March 28, 2015, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management concluded that there was a material weakness in internal controls as of December 31, 2014 related to our review controls over the calculation of the 2014 fourth quarter goodwill impairment charge. Our review controls were not designed to detect a material error in the calculation of the implied value of goodwill due to a mathematical error in the underlying calculation. The resulting error was corrected and reflected in the impairment charge recorded in the Company’s consolidated financial statements for the fiscal year ended December 31, 2014. The Company is in the process of developing a revised approach to calculating the implied value of goodwill to be used whenever such a calculation is required to be performed in accordance with U.S. generally accepted accounting principles, and is also enhancing its review processes over such calculations, including involving additional individuals with the appropriate technical expertise to perform the review. We believe such actions will remediate the identified material weakness and strengthen our internal control over financial reporting overall. Our remediation efforts were not complete as of March 28, 2015, but the Company expects to complete the required remedial actions during 2015. Once all remedial actions have been implemented, these actions will be tested to determine whether the applicable controls are operating effectively.
Except as noted in the preceding paragraphs, during our last fiscal quarter ended March 28, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 11, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended March 28, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
January	—	$—	—	498,000
February	7,595	$15.70	7,595	490,405
March	72,834	$15.26	72,834	417,571
Total	80,429		80,429	417,571

(a)	On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 28, 2015, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: May 6, 2015