Form 10-Q
period 2015-06-27
Vishay Precision Group, Inc.
filed 2015-09-03
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of September 3, 2015, the registrant had 12,144,485 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
June 27, 2015

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	June 27, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,456	$79,642
Accounts receivable, net	38,250	37,427
Inventories:
Raw materials	13,808	14,223
Work in process	21,245	19,813
Finished goods	20,716	18,806
Inventories, net	55,769	52,842

Deferred income taxes	5,552	5,636
Prepaid expenses and other current assets	9,394	10,361
Total current assets	174,421	185,908

Property and equipment, at cost:
Land	1,891	1,893
Buildings and improvements	50,555	49,909
Machinery and equipment	79,948	78,500
Software	6,997	6,837
Construction in progress	2,678	2,928
Accumulated depreciation	(91,820)	(89,374)
Property and equipment, net	50,249	50,693

Goodwill	12,046	12,788

Intangible assets, net	15,416	17,381

Other assets	20,352	20,393
Total assets	$272,484	$287,163

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	June 27, 2015	December 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,780	$10,559
Payroll and related expenses	14,046	14,216
Other accrued expenses	14,776	16,902
Income taxes	127	2,133
Current portion of long-term debt	16,366	5,120
Total current liabilities	54,095	48,930

Long-term debt, less current portion	4,635	17,713
Deferred income taxes	610	638
Other liabilities	7,431	7,644
Accrued pension and other postretirement costs	12,014	12,353
Total liabilities	78,785	87,278

Commitments and contingencies

Equity:
Common stock	1,276	1,273
Class B convertible common stock	103	103
Treasury stock	(6,169)	(32)
Capital in excess of par value	189,769	189,532
Retained earnings	37,671	35,335
Accumulated other comprehensive loss	(29,111)	(26,560)
Total Vishay Precision Group, Inc. stockholders' equity	193,539	199,651
Noncontrolling interests	160	234
Total equity	193,699	199,885
Total liabilities and equity	$272,484	$287,163

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	June 27, 2015	June 28, 2014
Net revenues	$59,508	$65,162
Costs of products sold	38,473	40,253
Gross profit	21,035	24,909

Selling, general, and administrative expenses	18,396	19,897
Restructuring costs	304	7
Operating income	2,335	5,005

Other income (expense):
Interest expense	(173)	(240)
Other	(414)	(247)
Other income (expense) - net	(587)	(487)

Income before taxes	1,748	4,518

Income tax expense	288	948

Net earnings	1,460	3,570
Less: net loss attributable to noncontrolling interests	(16)	(8)
Net earnings attributable to VPG stockholders	$1,476	$3,578

Basic earnings per share attributable to VPG stockholders	$0.11	$0.26
Diluted earnings per share attributable to VPG stockholders	$0.11	$0.26

Weighted average shares outstanding - basic	13,580	13,756
Weighted average shares outstanding - diluted	13,790	13,968

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 27, 2015	June 28, 2014
Net revenues	$116,116	$126,402
Costs of products sold	74,102	79,783
Gross profit	42,014	46,619

Selling, general, and administrative expenses	37,144	39,060
Restructuring costs	382	331
Operating income	4,488	7,228

Other income (expense):
Interest expense	(360)	(456)
Other	(1,343)	(683)
Other income (expense) - net	(1,703)	(1,139)

Income before taxes	2,785	6,089

Income tax expense	478	1,277

Net earnings	2,307	4,812
Less: net (loss) earnings attributable to noncontrolling interests	(29)	59
Net earnings attributable to VPG stockholders	$2,336	$4,753

Basic earnings per share attributable to VPG stockholders	$0.17	$0.35
Diluted earnings per share attributable to VPG stockholders	$0.17	$0.34

Weighted average shares outstanding - basic	13,663	13,754
Weighted average shares outstanding - diluted	13,875	13,963

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	June 27, 2015	June 28, 2014
Net earnings	$1,460	$3,570

Other comprehensive income (loss):
Foreign currency translation adjustment	1,601	1,458
Pension and other postretirement actuarial items, net of tax	(100)	(11)
Other comprehensive income	1,501	1,447

Total comprehensive income	2,961	5,017

Less: comprehensive loss attributable to noncontrolling interests	(16)	(8)

Comprehensive income attributable to VPG stockholders	$2,977	$5,025

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	June 27, 2015	June 28, 2014
Net earnings	$2,307	$4,812

Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,680)	793
Pension and other postretirement actuarial items, net of tax	129	(6)
Other comprehensive (loss) income	(2,551)	787

Total comprehensive (loss) income	(244)	5,599

Less: comprehensive (loss) income attributable to noncontrolling interests	(29)	59

Comprehensive (loss) income attributable to VPG stockholders	$(215)	$5,540

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 27, 2015	June 28, 2014
Operating activities
Net earnings	$2,307	$4,812
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	5,524	5,783
(Gain) loss on disposal of property and equipment	(1)	9
Share-based compensation expense	416	485
Inventory write-offs for obsolescence	916	562
Other	1,121	(54)
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,671)	(4,857)
Inventories, net	(4,345)	346
Prepaid expenses and other current assets	943	(586)
Trade accounts payable	(1,670)	(281)
Other current liabilities	(3,589)	(1,338)
Net cash (used in) provided by operating activities	(49)	4,881

Investing activities
Capital expenditures	(5,037)	(3,435)
Proceeds from sale of property and equipment	65	63
Net cash used in investing activities	(4,972)	(3,372)

Financing activities
Principal payments on long-term debt and capital leases	(1,810)	(2,070)
Purchase of treasury stock	(6,137)	—
Distributions to noncontrolling interests	(45)	(43)
Net cash used in financing activities	(7,992)	(2,113)
Effect of exchange rate changes on cash and cash equivalents	(1,173)	250
Decrease in cash and cash equivalents	(14,186)	(354)

Cash and cash equivalents at beginning of period	79,642	72,809
Cash and cash equivalents at end of period	$65,456	$72,455

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1,273	$103	$(32)	$189,532	$35,335	$(26,560)	$199,651	$234	$199,885
Net earnings (loss)	—	—	—	—	2,336	—	2,336	(29)	2,307
Other comprehensive loss	—	—	—	—	—	(2,551)	(2,551)	—	(2,551)
Share-based compensation expense	—	—	—	416	—	—	416	—	416
Restricted stock issuances (32,297 shares)	3	—	—	(179)	—	—	(176)	—	(176)
Purchase of treasury stock (433,083 shares)	—	—	(6,137)	—	—	—	(6,137)	—	(6,137)
Conversion from Class B to common stock (18 shares)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance at June 27, 2015	$1,276	$103	$(6,169)	$189,769	$37,671	$(29,111)	$193,539	$160	$193,699

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015. The results of operations for the fiscal quarter and six fiscal months ended June 27, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Restatement of Previously Reported Financial Information
In conjunction with the June 27, 2015 quarterly financial statement close process, the Company determined that transactions at one of its Indian subsidiaries had been recorded in their local currency, the Indian rupee, instead of their functional currency, the U.S. dollar, in prior periods. The principal line items impacted in the Indian subsidiary’s financial statements, and therefore the Company's consolidated condensed financial statements, are inventory, property and equipment, net, depreciation expense, costs of products sold, foreign currency re-measurement gains and losses, and foreign currency translation gains and losses recorded as a component of accumulated other comprehensive income within stockholders’ equity. Consequently, the Company has restated certain prior period amounts to correct these errors. The Company has also corrected certain other identified immaterial errors related to prior periods.
The impact of these errors was not material to the Company in any of those prior periods. The Company has corrected all prior period errors for all periods presented, including each of the quarters and six months ended June 27, 2015 and June 28, 2014, by restating the consolidated condensed financial statements and other financial information included herein. See Note 12 for the impact of these immaterial corrections on previously reported amounts.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted

Note 1 – Basis of Presentation (continued)

under U.S. generally accepted accounting principles ("GAAP") and either full or modified retrospective application is required. The Company has not yet selected a transition method and the effects of this standard on the Company's financial position, results of operations and cash flows are not yet known.
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
2015 Programs
The Company recorded restructuring costs of $0.4 million during the six fiscal months ended June 27, 2015 related to cost reduction programs in two of its facilities in Asia and one in the United Kingdom.
A voluntary termination program was initiated by the Company at its subsidiary in Beijing, China in response to challenging economic conditions. During the fiscal quarter ended June 27, 2015, restructuring costs totaling $0.2 million were comprised of employee termination costs, including severance, covering 51 production employees. As of June 27, 2015, all restructuring costs have been paid.
A voluntary termination program was initiated by the Company at its subsidiary in Tianjin, China in response to challenging economic conditions. During the fiscal quarter ended June 27, 2015, restructuring costs totaling $0.1 million were comprised of employee termination costs, including severance, covering 11 production employees. As of June 27, 2015, substantially all of the restructuring costs have been paid. The remaining costs are recorded within other accrued expenses on the accompanying consolidated condensed balance sheet and are anticipated to be paid in the third quarter of 2015.
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
Restructuring costs of $0.5 million were comprised of employee termination costs, including severance and a statutory retirement allowance, at the Company's subsidiary in Canada, and were incurred in connection with a cost reduction program. The restructuring costs were fully paid by the end of the first quarter of 2015.
Restructuring costs of $0.2 million were comprised of employee termination costs, including severance, at one of the Company’s subsidiaries in the United States, and were incurred in connection with a cost reduction program. As of June 27, 2015, the restructuring costs have been fully paid.
Note 3 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended June 27, 2015 was 16.5% versus 21.0% for the fiscal quarter ended June 28, 2014. The effective tax rate for the six fiscal months ended June 27, 2015 was 17.2% versus 21.0% for the six fiscal months ended June 28, 2014. The primary change in the effective tax rate for both periods presented is the result of changes in the geographic mix of pretax earnings and the recording of net tax benefits associated with foreign exchange variations. Additionally, in the fiscal quarter ended June 28, 2014, VPG initiated changes to its corporate entity structure. As a result of this reorganization, the Company recorded a discrete income tax expense of $1.9 million related to the repatriation of foreign earnings and a $2.0 million discrete income tax benefit related to a reversal of an existing valuation allowance associated with U.S. foreign tax credit carryforwards.
The provision for income taxes consists of federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters and six months ended June 27, 2015 and June 28, 2014 represent VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.
The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course

Note 3 – Income Taxes (continued)

of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates $0.5 million to $0.8 million of unrecognized tax benefits to be reversed within the next twelve months of the balance sheet date, due to the expiration of statutes of limitation and cash payments in certain jurisdictions.
Note 4 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 27, 2015	December 31, 2014
2013 Credit Agreement - U.S. term facility	$5,000	$6,000
2013 Credit Agreement - Canadian term facility	11,250	12,000
Exchangeable unsecured notes, due 2102	4,097	4,097
Other debt	654	736
	21,001	22,833
Less: current portion	16,366	5,120
	$4,635	$17,713
In January 2013 the Company entered into an amended and restated credit agreement. The terms of the credit agreement require VPG to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio and a fixed charges coverage ratio. During the second quarter of 2015, VPG was in compliance with the tangible net worth and leverage ratios, but VPG was not in compliance with the fixed charges coverage ratio. The Company obtained a waiver from the lenders respecting such non-compliance dated July 31, 2015. The Company may not be in compliance with the fixed charges coverage ratio in future periods, and the lenders could terminate the credit agreement, and all amounts outstanding pursuant to the credit agreement could become immediately payable. Therefore, the borrowings under the credit agreement have been classified as current as of June 27, 2015. The Company is currently pursuing an amendment to this facility to bring it into compliance, but cannot provide any assurances that it will be able to successfully amend the facility. The Company believes it has sufficient available cash on hand to repay all amounts currently outstanding under the credit agreement.
Additionally, the January 2013 credit agreement requires the Company to deliver to the lenders, within 45 days after the close of each of the first three quarters of each fiscal year, certain management-prepared financial statements and an officer’s compliance certificate stating the Company is in compliance with the tangible net worth, leverage and the fixed charges coverage ratios as stipulated in the credit agreement. The Company was not able to provide this information within the 45-day period following June 27, 2015 due to its review and analysis of the functional currency accounting at its Indian subsidiary. The Company obtained a waiver from the lenders on August 18, 2015 permitting it to provide the management-prepared financial statements and officer’s compliance certificate by September 11, 2015.

Note 5 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2015 (a)	$(21,757)	$(4,803)	$(26,560)
Other comprehensive loss before reclassifications	(2,680)	—	(2,680)
Amounts reclassified from accumulated other comprehensive income (loss)	—	129	129
Balance at June 27, 2015 (a)	$(24,437)	$(4,674)	$(29,111)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2014 (a)	$(13,742)	$(2,265)	$(16,007)
Other comprehensive loss before reclassifications	793	—	793
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	(6)
Balance at June 28, 2014 (a)	$(12,949)	$(2,271)	$(15,220)
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended June 27, 2015		Fiscal quarter ended June 28, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$103	$19	$107	$21
Interest cost	214	30	238	31
Expected return on plan assets	(163)	—	(201)	—
Amortization of actuarial losses	58	19	7	9
Net periodic benefit cost	$212	$68	$151	$61

	Six fiscal months ended June 27, 2015		Six fiscal months ended June 28, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$206	$38	$212	$42
Interest cost	427	60	473	62
Expected return on plan assets	(326)	—	(399)	—
Amortization of actuarial losses	116	38	14	18
Net periodic benefit cost	$423	$136	$300	$122
Note 7 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At June 27, 2015, the Company had reserved 484,766 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.
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
On March 30, 2015, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.3 million and were comprised of 21,743 RSUs. Twenty-five percent of these awards will vest on January 1, 2018 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2018, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, and their continued employment.
On May 21, 2015, the Board of Directors approved the issuance of an aggregate of 13,300 RSUs to the three independent board members and to the non-executive Chairman of the Board, with an aggregate grant-date fair value of $0.2 million. These RSUs will vest on May 21, 2016, subject to the directors' continued service on the Board.

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

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Restricted stock units	$149	$263	$416	$485

Share based compensation expense was lower for the fiscal quarter and six fiscal months ended June 27, 2015, as compared to the comparable prior year periods. In the second quarter of 2015, it was determined that certain performance objectives associated with awards granted to executives and certain employees in 2014 were not likely to be fully met. As a result, that share based compensation expense which was associated with those objectives was reversed to reflect the anticipated performance levels.
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

Note 8 – Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Net third-party revenues:
Foil Technology Products	$26,155	$28,028	$51,216	$54,035
Force Sensors	15,645	16,981	30,882	33,413
Weighing and Control Systems	17,708	20,153	34,018	38,954
Total	$59,508	$65,162	$116,116	$126,402

Gross profit:
Foil Technology Products	$10,352	$11,341	$20,722	$20,995
Force Sensors	2,967	3,848	6,296	7,083
Weighing and Control Systems	7,716	9,720	14,996	18,541
Total	$21,035	$24,909	$42,014	$46,619

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$5,922	$6,623	$12,072	$11,622
Force Sensors	526	1,489	1,433	2,359
Weighing and Control Systems	2,531	3,647	4,512	6,808
Unallocated G&A expenses	(6,340)	(6,747)	(13,147)	(13,230)
Restructuring costs	(304)	(7)	(382)	(331)
Consolidated condensed operating income	$2,335	$5,005	$4,488	$7,228

Restructuring costs:
Force Sensors	$304	$—	$304	$—
Weighing and Control Systems	—	7	78	331

(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.6 million and $0.9 million during the fiscal quarters ended June 27, 2015 and June 28, 2014, respectively, and $1.5 million and $1.4 million during the six fiscal months ended June 27, 2015 and June 28, 2014, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.5 million and $0.4 million during the fiscal quarters ended June 27, 2015 and June 28, 2014, respectively, and $1.0 million and $0.8 million during the six fiscal months ended June 27, 2015 and June 28, 2014, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.3 million during the fiscal quarters ended June 27, 2015 and June 28, 2014, respectively, and $0.4 million and $0.6 million during the six fiscal months ended June 27, 2015 and June 28, 2014, respectively.

Note 9 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,476	$3,578	$2,336	$4,753

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	2	1	3	3

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,478	$3,579	$2,339	$4,756

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,580	13,756	13,663	13,754

Effect of dilutive securities:
Exchangeable notes	181	181	181	181
Employee stock options	—	1	—	1
Restricted stock units	29	30	31	27
Dilutive potential common shares	210	212	212	209

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,790	13,968	13,875	13,963

Basic earnings per share attributable to VPG stockholders	$0.11	$0.26	$0.17	$0.35

Diluted earnings per share attributable to VPG stockholders	$0.11	$0.26	$0.17	$0.34

(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Weighted average employee stock options	18	23	18	23

Note 10 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Foreign exchange loss	$(279)	$(90)	$(1,238)	$(515)
Interest income	36	82	91	120
Other	(171)	(239)	(196)	(288)
	$(414)	$(247)	$(1,343)	$(683)

(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 27, 2015
Assets
Assets held in rabbi trusts	$4,701	$766	$3,935	$—

December 31, 2014
Assets
Assets held in rabbi trusts	$4,725	$915	$3,810	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at June 27, 2015 and December 31, 2014, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at June 27, 2015 and December 31, 2014 is approximately $19.6 million and $21.7 million, respectively, compared to its carrying value of $21.0 million and $22.8 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

Note 11 – Fair Value Measurements (continued)

The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
Note 12 – Reconciliation of Previously Reported Amounts to Amounts as Restated
As described in Note 1, the Company identified certain immaterial errors within one of its Indian subsidiary's financial statements and has corrected these prior period misstatements in the accompanying consolidated condensed financial statements. The Company has also corrected certain other identified immaterial errors related to prior periods. The impacts of these changes within our consolidated condensed financial statements are summarized below:

Consolidated Condensed Balance Sheets
(In thousands)

	December 31, 2014			December 31, 2013
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Assets
Current assets:
Cash and cash equivalents	$79,642	$—	$79,642	$72,785	$24	$72,809
Accounts receivable, net	37,514	(87)	37,427	40,500	(281)	40,219
Inventories:
Raw materials	15,017	(794)	14,223	15,223	269	15,492
Work in process	20,498	(685)	19,813	19,962	18	19,980
Finished goods	18,798	8	18,806	19,788	228	20,016
Inventories, net	54,313	(1,471)	52,842	54,973	515	55,488

Deferred income taxes	5,003	633	5,636	4,784	(450)	4,334
Prepaid expenses and other current assets	10,566	(205)	10,361	10,500	199	10,699
Total current assets	187,038	(1,130)	185,908	183,542	7	183,549

Property and equipment, at cost:
Land	1,893	—	1,893	1,993	—	1,993
Buildings and improvements	50,266	(357)	49,909	47,793	1,333	49,126
Machinery and equipment	79,109	(609)	78,500	75,644	1,000	76,644
Software	6,837	—	6,837	6,333	—	6,333
Construction in progress	3,786	(858)	2,928	1,252	(2)	1,250
Accumulated depreciation	(89,909)	535	(89,374)	(83,692)	(324)	(84,016)
Property and equipment, net	51,982	(1,289)	50,693	49,323	2,007	51,330

Goodwill	12,788	—	12,788	18,880	36	18,916

Intangible assets, net	17,489	(108)	17,381	22,458	(116)	22,342

Other assets	20,590	(197)	20,393	17,901	664	18,565
Total assets	$289,887	$(2,724)	$287,163	$292,104	$2,598	$294,702

Consolidated Condensed Balance Sheets
(In thousands)

	December 31, 2014			December 31, 2013
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,371	$188	$10,559	$10,258	$51	$10,309
Payroll and related expenses	14,252	(36)	14,216	15,016	(501)	14,515
Other accrued expenses	16,590	312	16,902	15,814	768	16,582
Income taxes	2,197	(64)	2,133	615	—	615
Current portion of long-term debt	5,120	—	5,120	4,137	—	4,137
Total current liabilities	48,530	400	48,930	45,840	318	46,158

Long-term debt, less current portion	17,713	—	17,713	22,936	—	22,936
Deferred income taxes	1,756	(1,118)	638	1,259	(148)	1,111
Other liabilities	7,658	(14)	7,644	7,738	554	8,292
Accrued pension and other postretirement costs	13,072	(719)	12,353	10,780	(754)	10,026
Total liabilities	88,729	(1,451)	87,278	88,553	(30)	88,523

Commitments and contingencies

Equity:
Common stock	1,273	—	1,273	1,271	—	1,271
Class B convertible common stock	103	—	103	103	—	103
Treasury stock	(32)	—	(32)	—	—	—
Capital in excess of par value	189,532	—	189,532	188,424	—	188,424
Retained earnings	36,500	(1,165)	35,335	32,647	(392)	32,255
Accumulated other comprehensive loss	(26,452)	(108)	(26,560)	(19,027)	3,020	(16,007)
Total Vishay Precision Group, Inc. stockholders' equity	200,924	(1,273)	199,651	203,418	2,628	206,046
Noncontrolling interests	234	—	234	133	—	133
Total equity	201,158	(1,273)	199,885	203,551	2,628	206,179
Total liabilities and equity	$289,887	$(2,724)	$287,163	$292,104	$2,598	$294,702

Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 28, 2015
	As previously reported	Correction of prior period misstatements	As restated
Net revenues	$56,608	$—	$56,608
Costs of products sold	35,829	(200)	35,629
Gross profit	20,779	200	20,979

Selling, general, and administrative expenses	18,733	15	18,748
Restructuring costs	78	—	78
Operating income	1,968	185	2,153

Other income (expense):
Interest expense	(184)	(3)	(187)
Other	(958)	29	(929)
Other income (expense) - net	(1,142)	26	(1,116)

Income before taxes	826	211	1,037

Income tax expense	143	47	190

Net earnings	683	164	847
Less: net loss attributable to noncontrolling interests	(13)	—	(13)
Net earnings attributable to VPG stockholders	$696	$164	$860

Basic earnings per share attributable to VPG stockholders	$0.05	$0.01	$0.06
Diluted earnings per share attributable to VPG stockholders	$0.05	$0.01	$0.06

Weighted average shares outstanding - basic	13,746	—	13,746
Weighted average shares outstanding - diluted	13,960	—	13,960

Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended			Fiscal year ended
	December 31, 2014			December 31, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net revenues	$61,218	$(994)	$60,224	$250,823	$(795)	$250,028
Costs of products sold	39,615	124	39,739	158,699	555	159,254
Gross profit	21,603	(1,118)	20,485	92,124	(1,350)	90,774

Selling, general, and administrative expenses	19,062	(735)	18,327	77,348	(314)	77,034
Impairment of goodwill and indefinite-lived intangibles	5,446	133	5,579	5,446	133	5,579
Restructuring costs	193	—	193	668	—	668
Operating (loss) income	(3,098)	(516)	(3,614)	8,662	(1,169)	7,493

Other income (expense):
Interest expense	(208)	(3)	(211)	(868)	(14)	(882)
Other	(81)	(99)	(180)	(851)	111	(740)
Other income (expense) - net	(289)	(102)	(391)	(1,719)	97	(1,622)

(Loss) income before taxes	(3,387)	(618)	(4,005)	6,943	(1,072)	5,871

Income tax expense	957	(144)	813	2,912	(299)	2,613

Net (loss) earnings	(4,344)	(474)	(4,818)	4,031	(773)	3,258
Less: net earnings attributable to noncontrolling interests	89	—	89	178	—	178
Net (loss) earnings attributable to VPG stockholders	$(4,433)	$(474)	$(4,907)	$3,853	$(773)	$3,080

Basic (loss) earnings per share attributable to VPG stockholders	$(0.32)	$(0.04)	$(0.36)	$0.28	$(0.06)	$0.22
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.32)	$(0.04)	$(0.36)	$0.28	(0.06)	$0.22

Weighted average shares outstanding - basic	13,755	—	13,755	13,755	—	13,755
Weighted average shares outstanding - diluted	13,755	—	13,755	13,977	—	13,977

Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended			Nine fiscal months ended
	September 27, 2014			September 27, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net revenues	$63,402	$—	$63,402	$189,605	$199	$189,804
Costs of products sold	39,625	107	39,732	119,084	431	119,515
Gross profit	23,777	(107)	23,670	70,521	(232)	70,289

Selling, general, and administrative expenses	19,668	(21)	19,647	58,286	421	58,707
Restructuring costs	144	—	144	475	—	475
Operating income	3,965	(86)	3,879	11,760	(653)	11,107

Other income (expense):
Interest expense	(212)	(3)	(215)	(660)	(11)	(671)
Other	(81)	204	123	(770)	210	(560)
Other income (expense) - net	(293)	201	(92)	(1,430)	199	(1,231)

Income before taxes	3,672	115	3,787	10,330	(454)	9,876

Income tax expense	523	—	523	1,955	(155)	1,800

Net earnings	3,149	115	3,264	8,375	(299)	8,076
Less: net earnings attributable to noncontrolling interests	30	—	30	89	—	89
Net earnings attributable to VPG stockholders	$3,119	$115	$3,234	$8,286	$(299)	$7,987

Basic earnings per share attributable to VPG stockholders	$0.23	$0.01	$0.24	$0.60	$(0.02)	$0.58
Diluted earnings per share attributable to VPG stockholders	$0.22	$0.01	$0.23	$0.59	(0.02)	$0.57

Weighted average shares outstanding - basic	13,757	—	13,757	13,755	—	13,755
Weighted average shares outstanding - diluted	13,977	—	13,977	13,968	—	13,968

Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended			Six fiscal months ended
	June 28, 2014			June 28, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net revenues	$65,162	$—	$65,162	$126,203	$199	$126,402
Costs of products sold	40,465	(212)	40,253	79,459	324	79,783
Gross profit	24,697	212	24,909	46,744	(125)	46,619

Selling, general, and administrative expenses	19,918	(21)	19,897	38,618	442	39,060
Restructuring costs	7	—	7	331	—	331
Operating income	4,772	233	5,005	7,795	(567)	7,228

Other income (expense):
Interest expense	(236)	(4)	(240)	(448)	(8)	(456)
Other	(147)	(100)	(247)	(689)	6	(683)
Other income (expense) - net	(383)	(104)	(487)	(1,137)	(2)	(1,139)

Income before taxes	4,389	129	4,518	6,658	(569)	6,089

Income tax expense	936	12	948	1,432	(155)	1,277

Net earnings	3,453	117	3,570	5,226	(414)	4,812
Less: net (loss) earnings attributable to noncontrolling interests	(8)	—	(8)	59	—	59
Net earnings attributable to VPG stockholders	$3,461	$117	$3,578	$5,167	$(414)	$4,753

Basic earnings per share attributable to VPG stockholders	$0.25	$0.01	$0.26	$0.38	$(0.03)	$0.35
Diluted earnings per share attributable to VPG stockholders	$0.25	$0.01	$0.26	$0.37	(0.03)	$0.34

Weighted average shares outstanding - basic	13,756	—	13,756	13,754	—	13,754
Weighted average shares outstanding - diluted	13,968	—	13,968	13,963	—	13,963

Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 29, 2014
	As previously reported	Correction of prior period misstatements	As restated
Net revenues	$61,041	$199	$61,240
Costs of products sold	38,994	536	39,530
Gross profit	22,047	(337)	21,710

Selling, general, and administrative expenses	18,700	463	19,163
Restructuring costs	324	—	324
Operating income	3,023	(800)	2,223

Other income (expense):
Interest expense	(212)	(4)	(216)
Other	(542)	106	(436)
Other income (expense) - net	(754)	102	(652)

Income before taxes	2,269	(698)	1,571

Income tax expense	496	(167)	329

Net earnings	1,773	(531)	1,242
Less: net earnings attributable to noncontrolling interests	67	—	67
Net earnings attributable to VPG stockholders	$1,706	$(531)	$1,175

Basic earnings per share attributable to VPG stockholders	$0.12	$(0.03)	$0.09
Diluted earnings per share attributable to VPG stockholders	$0.12	(0.04)	$0.08

Weighted average shares outstanding - basic	13,752	—	13,752
Weighted average shares outstanding - diluted	13,958	—	13,958

Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal year ended			Fiscal year ended
	December 31, 2013			December 31, 2012
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net revenues	$240,275	$(1,686)	$238,589	$217,616	$—	$217,616
Costs of products sold	156,420	(1,286)	155,134	142,584	(17)	142,567
Gross profit	83,855	(400)	83,455	75,032	17	75,049

Selling, general, and administrative expenses	74,521	(462)	74,059	63,666	26	63,692
Acquisition costs	794	—	794	275	—	275
Restructuring costs	538	—	538	—	—	—
Operating income	8,002	62	8,064	11,091	(9)	11,082

Other income (expense):
Interest expense	(1,022)	55	(967)	(266)	—	(266)
Other	(1,579)	225	(1,354)	(301)	632	331
Other income (expense) - net	(2,601)	280	(2,321)	(567)	632	65

Income before taxes	5,401	342	5,743	10,524	623	11,147

Income tax expense (benefit)	1,054	197	1,251	(1,240)	96	(1,144)

Net earnings	4,347	145	4,492	11,764	527	12,291
Less: net earnings attributable to noncontrolling interests	56	—	56	73	—	73
Net earnings attributable to VPG stockholders	$4,291	$145	$4,436	$11,691	$527	$12,218

Basic earnings per share attributable to VPG stockholders	$0.32	$0.01	$0.33	$0.87	$0.04	$0.91
Diluted earnings per share attributable to VPG stockholders	$0.31	$0.01	$0.32	$0.84	0.04	$0.88

Weighted average shares outstanding - basic	13,563	—	13,563	13,367	—	13,367
Weighted average shares outstanding - diluted	13,944	—	13,944	13,889	—	13,889

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 28, 2015
	As previously reported	Correction of prior period misstatements	As restated
Net earnings	$683	$164	$847

Other comprehensive loss:
Foreign currency translation adjustment	(4,287)	6	(4,281)
Pension and other postretirement actuarial items, net of tax	229	—	229
Other comprehensive loss	(4,058)	6	(4,052)

Total comprehensive loss	(3,375)	170	(3,205)

Less: comprehensive loss attributable to noncontrolling interests	(13)	—	(13)

Comprehensive loss attributable to VPG stockholders	$(3,362)	$170	$(3,192)

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended			Fiscal year ended
	December 31, 2014			December 31, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net (loss) earnings	$(4,344)	$(474)	$(4,818)	$4,031	$(773)	$3,258

Other comprehensive loss:
Foreign currency translation adjustment	(2,085)	(2,697)	(4,782)	(4,887)	(3,128)	(8,015)
Pension and other postretirement actuarial items, net of tax	(2,617)	—	(2,617)	(2,538)	—	(2,538)
Other comprehensive loss	(4,702)	(2,697)	(7,399)	(7,425)	(3,128)	(10,553)

Total comprehensive loss	(9,046)	(3,171)	(12,217)	(3,394)	(3,901)	(7,295)

Less: comprehensive income attributable to noncontrolling interests	89	—	89	178	—	178

Comprehensive loss attributable to VPG stockholders	$(9,135)	$(3,171)	$(12,306)	$(3,572)	$(3,901)	$(7,473)

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended			Nine fiscal months ended
	September 27, 2014			September 27, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net earnings	$3,149	$115	$3,264	$8,375	$(299)	$8,076

Other comprehensive loss:
Foreign currency translation adjustment	(4,020)	(6)	(4,026)	(2,802)	(431)	(3,233)
Pension and other postretirement actuarial items, net of tax	85	—	85	79	—	79
Other comprehensive loss	(3,935)	(6)	(3,941)	(2,723)	(431)	(3,154)

Total comprehensive (loss) income	(786)	109	(677)	5,652	(730)	4,922

Less: comprehensive income attributable to noncontrolling interests	30	—	30	89	—	89

Comprehensive (loss) income attributable to VPG stockholders	$(816)	$109	$(707)	$5,563	$(730)	$4,833

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended			Six fiscal months ended
	June 28, 2014			June 28, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net earnings	$3,453	$117	$3,570	$5,226	$(414)	$4,812

Other comprehensive income:
Foreign currency translation adjustment	1,442	16	1,458	1,218	(425)	793
Pension and other postretirement actuarial items, net of tax	(11)	—	(11)	(6)	—	(6)
Other comprehensive income	1,431	16	1,447	1,212	(425)	787

Total comprehensive income	4,884	133	5,017	6,438	(839)	5,599

Less: comprehensive (loss) income attributable to noncontrolling interests	(8)	—	(8)	59	—	59

Comprehensive income attributable to VPG stockholders	$4,892	$133	$5,025	$6,379	$(839)	$5,540

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 29, 2014
	As previously reported	Correction of prior period misstatements	As restated
Net earnings	$1,773	$(531)	$1,242

Other comprehensive loss:
Foreign currency translation adjustment	(224)	(441)	(665)
Pension and other postretirement actuarial items, net of tax	5	—	5
Other comprehensive loss	(219)	(441)	(660)

Total comprehensive income	1,554	(972)	582

Less: comprehensive income attributable to noncontrolling interests	67	—	67

Comprehensive income attributable to VPG stockholders	$1,487	$(972)	$515

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal year ended			Fiscal year ended
	December 31, 2013			December 31, 2012
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Net earnings	$4,347	$145	$4,492	$11,764	$527	$12,291

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,718)	1,253	(4,465)	(1)	(63)	(64)
Pension and other postretirement actuarial items, net of tax	1,674	—	1,674	(1,009)	—	(1,009)
Other comprehensive loss	(4,044)	1,253	(2,791)	(1,010)	(63)	(1,073)

Total comprehensive income	303	1,398	1,701	10,754	464	11,218

Less: comprehensive income attributable to noncontrolling interests	56	—	56	73	—	73

Comprehensive income attributable to VPG stockholders	$247	$1,398	$1,645	$10,681	$464	$11,145

Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 28, 2015
	As previously reported	Correction of prior period misstatements	As restated
Operating activities
Net earnings	$683	$164	$847
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,756	31	2,787
Loss on disposal of property and equipment	2	—	2
Share-based compensation expense	267	—	267
Inventory write-offs for obsolescence	480	—	480
Other	(291)	1,258	967
Net changes in operating assets and liabilities:
Accounts receivable, net	(459)	(87)	(546)
Inventories, net	(2,684)	(834)	(3,518)
Prepaid expenses and other current assets	(706)	(69)	(775)
Trade accounts payable	121	(163)	(42)
Other current liabilities	(3,566)	748	(2,818)
Net cash (used in) provided by operating activities	(3,397)	1,048	(2,349)

Investing activities
Capital expenditures	(1,782)	(1,018)	(2,800)
Net cash used in investing activities	(1,782)	(1,018)	(2,800)

Financing activities
Principal payments on long-term debt and capital leases	(1,280)	—	(1,280)
Purchase of treasury stock	(1,231)	—	(1,231)
Distributions to noncontrolling interests	(16)	—	(16)
Net cash used in financing activities	(2,527)	—	(2,527)
Effect of exchange rate changes on cash and cash equivalents	(1,724)	(30)	(1,754)
Decrease in cash and cash equivalents	(9,430)	—	(9,430)

Cash and cash equivalents at beginning of period	79,642	—	79,642
Cash and cash equivalents at end of period	$70,212	$—	$70,212

Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal year ended			Nine fiscal months ended
	December 31, 2014			September 27, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Operating activities
Net earnings	$4,031	$(773)	$3,258	$8,375	$(299)	$8,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	5,446	133	5,579	—	—	—
Depreciation and amortization	11,677	59	11,736	8,734	(8)	8,726
Loss on disposal of property and equipment	63	—	63	61	—	61
Share-based compensation expense	1,008	—	1,008	780	—	780
Inventory write-offs for obsolescence	1,290	—	1,290	972	—	972
Deferred income taxes	(3,392)	(170)	(3,562)	—	—	—
Other	3,210	(2,488)	722	(625)	(211)	(836)
Net changes in operating assets and liabilities:
Accounts receivable, net	513	(195)	318	(3,627)	(249)	(3,876)
Inventories, net	(1,229)	880	(349)	(482)	404	(78)
Prepaid expenses and other current assets	(158)	424	266	(750)	(98)	(848)
Trade accounts payable	526	92	618	228	(47)	181
Other current liabilities	1,009	1,298	2,307	(1,126)	440	(686)
Net cash provided by operating activities	23,994	(740)	23,254	12,540	(68)	12,472

Investing activities
Capital expenditures	(9,759)	668	(9,091)	(5,626)	51	(5,575)
Proceeds from sale of property and equipment	83	(1)	82	74	—	74
Net cash used in investing activities	(9,676)	667	(9,009)	(5,552)	51	(5,501)

Financing activities
Principal payments on long-term debt and capital leases	(4,137)	—	(4,137)	(3,105)	—	(3,105)
Purchase of treasury stock	(32)	—	(32)	—	—	—
Distributions to noncontrolling interests	(77)	—	(77)	(58)	—	(58)
Excess tax benefit from share-based compensation plan	5	—	5	—	—	—
Net cash used in financing activities	(4,241)	—	(4,241)	(3,163)	—	(3,163)
Effect of exchange rate changes on cash and cash equivalents	(3,220)	49	(3,171)	(1,186)	(7)	(1,193)
Increase in cash and cash equivalents	6,857	(24)	6,833	2,639	(24)	2,615

Cash and cash equivalents at beginning of period	72,785	24	72,809	72,785	24	72,809
Cash and cash equivalents at end of period	$79,642	$—	$79,642	$75,424	$—	$75,424

Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended			Three fiscal months ended
	June 28, 2014			March 29, 2014
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Operating activities
Net earnings	$5,226	$(414)	$4,812	$1,773	$(531)	$1,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,795	(12)	5,783	2,849	(3)	2,846
Loss (gain) on disposal of property and equipment	9	—	9	(3)	—	(3)
Share-based compensation expense	485	—	485	222	—	222
Inventory write-offs for obsolescence	562	—	562	438	—	438
Other	(309)	255	(54)	486	41	527
Net changes in operating assets and liabilities:
Accounts receivable, net	(4,608)	(249)	(4,857)	(1,506)	(249)	(1,755)
Inventories, net	42	304	346	(286)	510	224
Prepaid expenses and other current assets	(487)	(99)	(586)	(316)	(112)	(428)
Trade accounts payable	(244)	(37)	(281)	237	(36)	201
Other current liabilities	(1,587)	249	(1,338)	(1,855)	513	(1,342)
Net cash provided by operating activities	4,884	(3)	4,881	2,039	133	2,172

Investing activities
Capital expenditures	(3,444)	9	(3,435)	(1,878)	(131)	(2,009)
Proceeds from sale of property and equipment	63	—	63	3	—	3
Net cash used in investing activities	(3,381)	9	(3,372)	(1,875)	(131)	(2,006)

Financing activities
Principal payments on long-term debt and capital leases	(2,070)	—	(2,070)	(1,035)	—	(1,035)
Distributions to noncontrolling interests	(43)	—	(43)	(18)	—	(18)
Net cash used in financing activities	(2,113)	—	(2,113)	(1,053)	—	(1,053)
Effect of exchange rate changes on cash and cash equivalents	280	(30)	250	145	(26)	119
Decrease in cash and cash equivalents	(330)	(24)	(354)	(744)	(24)	(768)

Cash and cash equivalents at beginning of period	72,785	24	72,809	72,785	24	72,809
Cash and cash equivalents at end of period	$72,455	$—	$72,455	$72,041	$—	$72,041

Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal year ended			Fiscal year ended
	December 31, 2013			December 31, 2012
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Operating activities
Net earnings	$4,347	$145	$4,492	$11,764	$527	$12,291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,990	74	12,064	11,661	56	11,717
Loss on disposal of property and equipment	41	—	41	158	—	158
Share-based compensation expense	743	—	743	1,170	—	1,170
Inventory write-offs for obsolescence	951	—	951	1,444	—	1,444
Deferred income taxes	(2,324)	103	(2,221)	(4,871)	(81)	(4,952)
Other	112	284	396	(45)	208	163
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,773)	446	(6,327)	5,313	(165)	5,148
Inventories, net	4,738	312	5,050	(1,643)	(13)	(1,656)
Prepaid expenses and other current assets	349	(456)	(107)	(611)	582	(29)
Trade accounts payable	252	207	459	(2,235)	(217)	(2,452)
Other current liabilities	171	(1,144)	(973)	(1,011)	(829)	(1,840)
Net cash provided by operating activities	14,597	(29)	14,568	21,094	68	21,162

Investing activities
Capital expenditures	(6,748)	6	(6,742)	(8,322)	(42)	(8,364)
Proceeds from sale of property and equipment	81	—	81	360	—	360
Purchase of business	(48,919)	—	(48,919)	—	—	—
Net cash used in investing activities	(55,586)	6	(55,580)	(7,962)	(42)	(8,004)

Financing activities
Proceeds from long-term debt	25,000	—	25,000	—	—	—
Principal payments on long-term debt and capital leases	(3,148)	—	(3,148)	(181)	—	(181)
Debt issuance costs	(384)	—	(384)	—	—	—
Distributions to noncontrolling interests	(82)	—	(82)	(67)	—	(67)
Net cash provided by (used in) financing activities	21,386	—	21,386	(248)	—	(248)
Effect of exchange rate changes on cash and cash equivalents	(1,493)	89	(1,404)	169	(68)	101
(Decrease) increase in cash and cash equivalents	(21,096)	66	(21,030)	13,053	(42)	13,011

Cash and cash equivalents at beginning of period	93,881	(42)	93,839	80,828	—	80,828
Cash and cash equivalents at end of period	$72,785	$24	$72,809	$93,881	$(42)	$93,839

Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	As previously reported	Correction of prior period misstatements	As restated	As previously reported	Correction of prior period misstatements	As restated
Balance at December 31, 2012	$28,356	$(537)	$27,819	$(14,983)	$1,767	$(13,216)
Net earnings	4,291	145	4,436	—	—	—
Other comprehensive loss	—	—	—	(4,044)	1,253	(2,791)
Balance at December 31, 2013	$32,647	$(392)	$32,255	$(19,027)	$3,020	$(16,007)
Net earnings	3,853	(773)	3,080	—	—	—
Other comprehensive loss	—	—	—	(7,425)	(3,128)	(10,553)
Balance at December 31, 2014	$36,500	$(1,165)	$35,335	$(26,452)	$(108)	$(26,560)
Note 13 – Subsequent Events
Restructuring
In July 2015, the Company initiated a cost reduction program at one of its subsidiaries in the U.S. due to a reduction in production levels. Restructuring costs of $0.1 million were comprised of employee terminations costs, including severance covering 14 production employees. It is anticipated that the restructuring costs will be fully paid in the third quarter of 2015.
Stock Repurchase
In accordance with its stock repurchase plan, the Company has repurchased an additional 184,584 shares of its common stock from June 28, 2015 through September 3, 2015.

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
Net revenues for the fiscal quarter ended June 27, 2015 were $59.5 million versus $65.2 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended June 27, 2015 were $1.5 million, or $0.11 per diluted share, versus $3.6 million, or $0.26 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended June 27, 2015 were $116.1 million versus $126.4 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended June 27, 2015 were $2.3 million, or $0.17 per diluted share, versus $4.8 million, or $0.34 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and six fiscal months ended June 27, 2015 and June 28, 2014 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (b)	June 27, 2015 (b)	June 28, 2014 (b)
Gross profit	$21,035	$24,909	$42,014	$46,619
Gross profit margin	35.3%	38.2%	36.2%	36.9%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	26	2	26	41

Adjusted gross profit	$21,061	$24,911	$42,040	$46,660
Adjusted gross profit margin	35.4%	38.2%	36.2%	36.9%

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (b)	June 27, 2015 (b)	June 28, 2014 (b)
Net earnings attributable to VPG stockholders	$1,476	$3,578	$2,336	$4,753

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	26	2	26	41
Restructuring costs	304	7	382	331

Reconciling items affecting income tax expense
Tax effect of adjustments for purchase accounting and restructuring costs	41	2	57	94
Adjusted net earnings attributable to VPG stockholders	$1,765	$3,585	$2,687	$5,031

Weighted average shares outstanding - diluted	13,790	13,968	13,875	13,963

Adjusted net earnings per diluted share	$0.13	$0.26	$0.19	$0.36
(a) Acquisition purchase accounting adjustments, recorded in connection with the acquisition of the KELK business, include fair market value adjustments associated with inventory and advance customer payments.
(b) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2014 through the second quarter of 2015 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2014 (a)	2014 (a)	2014 (a)	2015 (a)	2015
Net revenues	$65,162	$63,402	$60,224	$56,608	$59,508

Gross profit margin	38.2%	37.3%	34.0%	37.1%	35.3%

End-of-period backlog	$65,200	$60,200	$58,500	$59,200	$54,600

Book-to-bill ratio	0.98	0.95	1.00	1.05	0.91

Inventory turnover	2.93	2.91	2.97	2.60	2.75

(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2014 (a)	2014 (a)	2014 (a)	2015 (a)	2015
Foil Technology Products
Net revenues	$28,028	$27,327	$26,397	$25,061	$26,155
Gross profit margin	40.5%	40.8%	37.3%	41.4%	39.6%
End-of-period backlog	$29,200	$26,600	$26,300	$28,500	$25,900
Book-to-bill ratio	1.01	0.94	1.02	1.12	0.90
Inventory turnover	3.49	3.37	3.36	2.88	2.99

Force Sensors
Net revenues	$16,981	$17,480	$17,408	$15,237	$15,645
Gross profit margin	22.7%	22.8%	21.9%	21.8%	19.0%
End-of-period backlog	$12,700	$12,800	$12,100	$11,600	$11,300
Book-to-bill ratio	0.95	1.02	0.97	0.98	0.98
Inventory turnover	2.12	2.20	2.32	1.98	2.04

Weighing and Control Systems
Net revenues	$20,153	$18,595	$16,419	$16,310	$17,708
Gross profit margin	48.2%	45.9%	41.6%	44.6%	43.6%
End-of-period backlog	$23,300	$20,800	$20,100	$19,100	$17,400
Book-to-bill ratio	0.98	0.89	1.01	1.00	0.88
Inventory turnover	3.80	3.69	3.82	3.91	4.38

(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Net revenues for the second quarter of 2015 increased 5% from the revenues reported in the first quarter of 2015, with each of the reporting segments contributing to the improvement. The Foil Technology Product segment reflects improved volume coming mainly from the Americas and Asia, while the European market was down slightly. The Force Sensors segment also had an increase in volume, coming mainly from the Americas and European markets. In the Weighing and Control Systems segment, volume improved in the precision weighing and force measurement market sectors in the Americas and Europe. While we see a slight improvement of $0.2 million over the prior quarter in our steel industry business, the impact of excess capacity in steel plants, particularly in China, still remains. Exchange rates had minimal impact on net revenues from the first quarter of 2015 to the second quarter of 2015.
The gross profit margin in the second quarter of 2015 declined from the first quarter of 2015, with all three reporting segments contributing to the decrease. In the Foil Technology Products segment, despite an increase in revenues, the sequential gross profit margin decreased due to foreign currency effects and other costs. The Force Sensors segment had a reduction in inventory during the second quarter of 2015, resulting in lower gross profit margin when compared to the first quarter of 2015. The Weighing and Control Systems segment had higher variable and fixed manufacturing costs, including labor inefficiencies and other costs, which offset the improvement in volume in the process weighing business from the first quarter to the second quarter of 2015.
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
Acquisition Strategy
We expect to make additional strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products and incorporating those products into our weighing and control systems. While the acquisition of the George Kelk Corporation ("KELK") business in January 2013 continued that trend, it also resulted in the acquisition of certain optical sensor technology. Along with our recent success in microelectromechanical ("MEMS") technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 11, 2015.
The Company recorded restructuring costs of $0.4 million during the six fiscal months ended June 27, 2015 related to cost reduction programs in two of its facilities in Asia and one in the United Kingdom.
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
For the fiscal quarter ended June 27, 2015, exchange rates reduced net revenues by $5.1 million, and costs of products sold and selling, general, and administrative expenses by $4.9 million, when compared to the comparable prior year period. For the six fiscal months ended June 27, 2015, exchange rates reduced net revenues by $9.5 million, and costs of products sold and selling, general, and administrative expenses by $9.4 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Costs of products sold	64.7%	61.8%	63.8%	63.1%
Gross profit	35.3%	38.2%	36.2%	36.9%
Selling, general, and administrative expenses	30.9%	30.5%	32.0%	30.9%
Operating income	3.9%	7.7%	3.9%	5.7%
Income before taxes	2.9%	6.9%	2.4%	4.8%
Net earnings	2.5%	5.5%	2.0%	3.8%
Net earnings attributable to VPG stockholders	2.5%	5.5%	2.0%	3.8%

Effective tax rate	16.5%	21.0%	17.2%	21.0%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Net revenues	$59,508	$65,162	$116,116	$126,402
Change versus comparable prior year period	$(5,654)		$(10,286)
Percentage change versus prior year period	(8.7)%		(8.1)%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	-1.1%	-0.7%
Change in average selling prices	0.1%	0.1%
Foreign currency effects	-7.7%	-7.5%
Net change	-8.7%	-8.1%
During the fiscal quarter and six fiscal months ended June 27, 2015, the decrease in revenues, as compared to the prior year periods, was due primarily to exchange rate effects, which impacted all reporting segments. The primary currencies contributing to this impact were the Euro, the British pound, and the Canadian dollar.

Gross Profit and Margins
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Gross profit margin	35.3%	38.2%	36.2%	36.9%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
The gross profit margin for the fiscal quarter and six fiscal months ended June 27, 2015 decreased compared to the comparable prior year periods. This is mainly due to lower gross profit margins in the Force Sensors segments and Weighing and Control Systems segment. Exchange rate effects had a negative impact of $1.8 million and $3.4 million on gross margins for the fiscal quarter and six months ended June 27, 2015, respectively, as compared to the prior year periods.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Net revenues	$26,155	$28,028	$51,216	$54,035
Change versus comparable prior year period	$(1,873)		$(2,819)
Percentage change versus prior year period	-6.7%		-5.2%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	-0.9%	0.8%
Change in average selling prices	0.3%	0.3%
Foreign currency effects	-6.1%	-6.3%
Net change	-6.7%	-5.2%
Net revenues decreased for the fiscal quarter and six fiscal months ended June 27, 2015, as compared to the comparable prior year periods. Negative foreign currency effects, primarily relating to the Euro and the British pound, were the main driver behind the decreased revenues.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Gross profit margin	39.6%	40.5%	40.5%	38.9%

(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
The gross profit margin decreased for the fiscal quarter ended June 27, 2015, when compared to the prior fiscal year quarter, mainly due to negative exchange rate effects and higher variable and fixed manufacturing costs, including labor and yield inefficiencies, associated with adding headcount for the expansion of our advanced sensor platform. The gross profit margin increased slightly for the six fiscal months ended June 27, 2015, when compared to the prior year. A slight increase in volume and lower variable costs helped to offset the impact of negative exchange rate effects.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Net revenues	$15,645	$16,981	$30,882	$33,413
Change versus comparable prior year period	$(1,336)		$(2,531)
Percentage change versus prior year period	-7.9%		-7.6%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	-2.3%	-2.3%
Change in average selling prices	-0.3%	-0.1%
Foreign currency effects	-5.3%	-5.2%
Net change	-7.9%	-7.6%
Net revenues decreased for the fiscal quarter and six fiscal months ended June 27, 2015, as compared to the comparable prior year periods. Negative foreign currency effects, primarily relating to the Euro and the British pound, and volume decreases were the main drivers of the decline. The reduction in volume is primarily due to weakness in the force measurement market sector.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Gross profit margin	19.0%	22.7%	20.4%	21.2%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
The gross profit margin for the fiscal quarter and six fiscal months ended June 27, 2015 decreased from the comparable prior year periods. Negative foreign currency effects, primarily relating to the Euro and the British pound, were the main drivers for the decline.

Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Net revenues	$17,708	$20,153	$34,018	$38,954
Change versus comparable prior year period	$(2,445)		$(4,936)
Percentage change versus prior year period	-12.1%		-12.7%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	-0.3%	-1.5%
Change in average selling prices	0.1%	-0.1%
Foreign currency effects	-11.9%	-11.1%
Net change	-12.1%	-12.7%
Net revenues decreased for the fiscal quarter and six fiscal months ended June 27, 2015, as compared to the comparable prior year periods. This is primarily due to negative foreign currency effects, mainly relating to the Euro, the British pound, Swedish krone, and the Canadian dollar.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Gross profit margin	43.6%	48.2%	44.1%	47.6%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
The gross profit margin for the fiscal quarter and six fiscal months ended June 27, 2015 decreased compared to the comparable prior year period, mainly due to foreign currency effects and an unfavorable product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014 (a)	June 27, 2015 (a)	June 28, 2014 (a)
Total SG&A expenses	$18,396	$19,897	$37,144	$39,060

as a percentage of net revenues	30.9%	30.5%	32.0%	30.9%
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended June 27, 2015 as compared to the comparable prior year period were favorably impacted by $1.6 million in foreign currency effects offset by $0.1 million of increases in personnel costs, professional fees and other costs. SG&A expenses for the six fiscal months ended June 27, 2015 as compared to the comparable prior year period were favorably impacted by $3.3 million in foreign currency effects offset by $1.4 million of increases in personnel costs, professional fees and other costs.
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
Restructuring costs are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Restructuring costs	$304	$7	$382	$331
The Company recorded restructuring costs of $0.3 million during the fiscal quarter ended June 27, 2015. These costs were comprised of employee termination costs, including severance, in two of its facilities in Asia. The restructuring costs recorded during the fiscal quarter ended June 28, 2014, were comprised of employee termination costs, including severance, at the Company's subsidiary in Canada.
The Company recorded restructuring costs of $0.4 million during the six fiscal months ended June 27, 2015. These costs were related to cost reduction programs in two of its facilities in Asia and one in the United Kingdom. The restructuring costs recorded during the six fiscal months ended June 28, 2014 were comprised of employee termination costs, including severance, at the Company's subsidiary in Canada.
Other Income (Expense)
Total interest expense for the fiscal quarter and six fiscal months ended June 27, 2015 was lower than interest expense in the comparable prior year periods mainly due to lower debt.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	June 27, 2015	June 28, 2014 (a)	Change
Foreign exchange loss	$(279)	$(90)	$(189)
Interest income	36	82	(46)
Other	(171)	(239)	68
	$(414)	$(247)	$(167)

	Six fiscal months ended
	June 27, 2015 (a)	June 28, 2014 (a)	Change
Foreign exchange loss	$(1,238)	$(515)	$(723)
Interest income	91	120	(29)
Other	(196)	(288)	92
	$(1,343)	$(683)	$(660)
(a) As described in more detail in Note 1 to the consolidated condensed financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the quarter and six fiscal months ended June 27, 2015, the change in foreign exchange losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Euro, the Canadian dollar, the New Israeli shekel and the British pound.
Income Taxes
The effective tax rate for the fiscal quarter ended June 27, 2015 was 16.5% versus 21.0% for the fiscal quarter ended June 28, 2014. The effective tax rate for the six fiscal months ended June 27, 2015 was 17.2% versus 21.0% for the six fiscal months ended June 28, 2014. The primary change in the effective tax rate for both periods presented is the result of changes in the geographical earnings mix, the effect of the legal reorganization that was initiated during the fiscal quarter ended June 28, 2014, and the recording of net tax benefits associated with foreign exchange variations.
The effective tax rates reflect the fact that we could not recognize, for accounting purposes, the tax benefit of losses incurred in certain jurisdictions, even though these losses may be available to offset future taxable income. We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We give consideration to whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring and tax planning alternatives, as we operate and derive income across multiple jurisdictions. We may not recognize deferred tax assets for loss carryforwards in jurisdictions where there is a recent history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence of future earnings to overcome the loss history and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of loss carryforwards for tax purposes.
Financial Condition, Liquidity, and Capital Resources
We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels.
At June 27, 2015 and December 31, 2014, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.

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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as by guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio and a fixed charges coverage ratio. During the second quarter of 2015, we were in compliance with the tangible net worth and leverage ratios, but we were not in compliance with the fixed charges coverage ratio. We obtained a waiver from the lenders respecting such non-compliance dated July 31, 2015. If we are not in compliance with any of these covenant restrictions in future periods, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable. The borrowings under the credit agreement have been classified as current as of June 27, 2015 based on our expectations that we will continue to be non-compliant with the fixed charges coverage ratio covenant in future periods. We are currently pursuing an amendment to this facility, but cannot provide any assurances that we will be able to successfully amend the facility. We believe we have sufficient available cash on hand to repay all amounts currently outstanding under the credit agreement.
Additionally, the January 2013 credit agreement requires VPG to deliver to the lenders, within 45 days after the close of each of the first three quarters of each fiscal year, certain management-prepared financial statements and an officer’s compliance certificate stating the Company is in compliance with the tangible net worth, leverage and the fixed charges coverage ratios as stipulated in the credit agreement. We were not able to provide this information within the 45-day period following June 27, 2015 due to our review and analysis of the functional currency accounting at our Indian subsidiary. We obtained a waiver from the lenders on August 18, 2015 permitting us to provide the management-prepared financial statements and officer’s compliance certificate by September 11, 2015.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.7 million at June 27, 2015 and $0.7 million at December 31, 2014, respectively.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. This is evident in the six fiscal months ended June 28, 2014, with cash provided by operating activities of $4.9 million. However, our cash used in operating activities for the six fiscal months ended June 27, 2015 was $49.0 thousand, which primarily resulted from lower net earnings, the payment of taxes related to 2014 and changes in working capital accounts.
We refer to the amount of cash provided by operating activities in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards. We historically have generated positive free cash. However, the payment of taxes related to 2014 and changes in working capital accounts during the six fiscal months ended June 27, 2015 caused us to use cash in, rather than generate cash from, operating activities. As a result, we did not generate free cash in the current period presented. It is anticipated that we will begin to generate free cash during the remaining six months of fiscal year 2015.

The following table summarizes the components of net cash (debt) at June 27, 2015 and December 31, 2014 (in thousands):

	June 27, 2015	December 31, 2014
Cash and cash equivalents	$65,456	$79,642

Third-party debt, including current and long-term:
Revolving credit facilities	—	—
Term loans	16,250	18,000
Third-party debt held by Japanese subsidiary	654	736
Exchangeable notes due 2102	4,097	4,097
Total third-party debt	21,001	22,833
Net cash	$44,455	$56,809
Measurements such as “free cash” and “net cash (debt)” do not have uniform definitions and are not recognized in accordance with U.S. GAAP. Such measures should not be viewed as alternatives to U.S. GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions and repay debt, as well as to measure performance under certain of our equity compensation awards. In addition, management believes that an analysis of “net cash (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.
Approximately 84% and 73% of our cash and cash equivalents balance at June 27, 2015 and December 31, 2014, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at June 27, 2015 and December 31, 2014:

	June 27, 2015	December 31, 2014
Israel	24%	23%
Asia	24%	18%
Europe	14%	14%
United States	16%	27%
United Kingdom	13%	10%
Canada	9%	8%
	100%	100%
Our financial condition as of June 27, 2015 remains strong, with a current ratio (current assets to current liabilities) of 3.2 to 1.0, as compared to a ratio of 3.8 to 1.0 at December 31, 2014.
Cash paid for property and equipment for the six fiscal months ended June 27, 2015 was $5.0 million as compared to $3.4 million in the comparable prior year period. Capital expenditures for the six fiscal months ended June 27, 2015 are comprised of projects related to the normal maintenance of business and expansion related to the production of a certain product line.
On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock.  On May 21, 2015, the Board of Directors approved an increase in the shares of the Company's outstanding common stock available for repurchase, in the aggregate, from 500,000 shares to 2,000,000 shares. We repurchased 433,083 shares of common stock during the six fiscal months ended June 27, 2015, for a total cost of $6.1 million.  We have repurchased a total of 435,083 shares, at a total cost of $6.2 million, since the inception of the stock repurchase plan.
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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, changes in the current pace of economic recovery, including if such recovery stalls or does not continue as expected; difficulties or delays in completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our ERP system and the associated impact on manufacturing efficiencies and customer satisfaction; difficulties in implementing our cost reduction strategies such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-labor-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below, management has identified material weaknesses in our internal control over financial reporting which is an integral component of our disclosure controls and procedures. As a result of the material weakness that existed as of December 31, 2014 and continued to exist as of June 27, 2015, and the additional material weakness identified during the quarter ended June 27, 2015, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management concluded that there was a material weakness in internal controls as of December 31, 2014 related to our review controls over the calculation of the 2014 fourth quarter goodwill impairment charge. Our review controls were not designed to detect a material error in the calculation of the implied value of goodwill due to a mathematical error in the underlying calculation. The resulting error was corrected and reflected in the impairment charge recorded in the Company’s consolidated financial statements for the fiscal year ended December 31, 2014. The Company is in the process of developing a revised approach to calculating the implied value of goodwill to be used whenever such a calculation is required to be performed in accordance with U.S. generally accepted accounting principles, and is also enhancing its review processes over such calculations, including involving additional individuals with the appropriate technical expertise to perform the review. We believe such actions will remediate the identified material weakness and strengthen our internal control over financial reporting overall. Our remediation efforts were not complete as of June 27, 2015, but the Company expects to complete the required remedial actions during 2015. Once all remedial actions have been implemented, these actions will be tested to determine whether the applicable controls are operating effectively.
As explained in Note 1 to the consolidated condensed financial statements included within this report, management identified an error pertaining to our accounting for foreign currency transactions at one of our Indian subsidiaries having a U.S. dollar functional currency. We have determined that our controls over the ongoing monitoring of differences caused by translating the local currency financial statements of that Indian subsidiary, as opposed to correctly remeasuring those local currency financial statements, were not designed to detect a material error resulting from the incorrect translation of those financial statements. The impacts of those errors have been corrected in the accompanying condensed financial statements. Management has concluded that this represents a material weakness in internal control over financial reporting as of June 27, 2015. During the quarter ended June 27, 2015, the Company implemented a new enterprise resource & planning (“ERP”) system at this Indian subsidiary which is designed to perform the correct remeasurement of the local currency financial statements of that subsidiary. We believe that this new ERP system, as well as an appropriately designed management review control, will remediate the identified material weakness and strengthen our internal control over financial reporting overall. Our remediation efforts were not complete as of June 27, 2015, but the Company expects to complete the required remedial actions during 2015. Once all remedial actions have been implemented, the system and management review control will be tested to determine whether they are operating effectively.
Management believes the foregoing efforts will effectively remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address control deficiencies or may determine that it is necessary to modify the remediation plans described above. If not remediated, the material weakness could result in a material misstatement to our consolidated financial statements.
Our management, including our CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, during our last fiscal quarter ended June 27, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we do not currently consider significant, may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended June 27, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
April	50,328	$15.19	50,328	367,243
May	138,050	$13.71	138,050	1,729,193
June	164,276	$13.69	164,276	1,564,917
Total	352,654		352,654	1,564,917

(a)
Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time, in open market purchases or through privately negotiated transactions, subject to market and business conditions, legal requirements, and other factors.  In May 2015, our Board of Directors increased our stock repurchase program from 500,000 to 2,000,000 shares.  As of June 27, 2015, we had repurchased 435,083 shares under the program.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 27, 2015, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: September 3, 2015