Form 10-Q
period 2015-09-26
Vishay Precision Group, Inc.
filed 2015-11-04
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 4, 2015, the registrant had 12,144,485 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 26, 2015

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	September 26, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,174	$79,642
Accounts receivable, net	37,230	37,427
Inventories:
Raw materials	13,435	14,223
Work in process	20,774	19,813
Finished goods	21,689	18,806
Inventories, net	55,898	52,842

Deferred income taxes	5,512	5,636
Prepaid expenses and other current assets	10,032	10,361
Total current assets	171,846	185,908

Property and equipment, at cost:
Land	1,871	1,893
Buildings and improvements	50,895	49,909
Machinery and equipment	81,519	78,500
Software	7,086	6,837
Construction in progress	2,605	2,928
Accumulated depreciation	(93,983)	(89,374)
Property and equipment, net	49,993	50,693

Goodwill	6,450	12,788

Intangible assets, net	13,800	17,381

Other assets	20,931	20,393
Total assets	$263,020	$287,163

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	September 26, 2015	December 31, 2014
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,140	$10,559
Payroll and related expenses	13,248	14,216
Other accrued expenses	15,665	16,902
Income taxes	47	2,133
Current portion of long-term debt	5,870	5,120
Total current liabilities	42,970	48,930

Long-term debt, less current portion	13,122	17,713
Deferred income taxes	469	638
Other liabilities	7,230	7,644
Accrued pension and other postretirement costs	11,899	12,353
Total liabilities	75,690	87,278

Commitments and contingencies

Equity:
Common stock	1,276	1,273
Class B convertible common stock	103	103
Treasury stock	(8,765)	(32)
Capital in excess of par value	190,149	189,532
Retained earnings	35,728	35,335
Accumulated other comprehensive loss	(31,299)	(26,560)
Total Vishay Precision Group, Inc. stockholders' equity	187,192	199,651
Noncontrolling interests	138	234
Total equity	187,330	199,885
Total liabilities and equity	$263,020	$287,163

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 26, 2015	September 27, 2014
Net revenues	$57,149	$63,402
Costs of products sold	35,699	39,732
Gross profit	21,450	23,670

Selling, general, and administrative expenses	17,760	19,647
Impairment of goodwill and indefinite-lived intangibles	4,942	—
Restructuring costs	459	144
Operating (loss) income	(1,711)	3,879

Other income (expense):
Interest expense	(158)	(215)
Other	(387)	123
Other income (expense) - net	(545)	(92)

(Loss) income before taxes	(2,256)	3,787

Income tax (benefit) expense	(304)	523

Net (loss) earnings	(1,952)	3,264
Less: net (loss) earnings attributable to noncontrolling interests	(9)	30
Net (loss) earnings attributable to VPG stockholders	$(1,943)	$3,234

Basic (loss) earnings per share attributable to VPG stockholders	$(0.15)	$0.24
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.15)	$0.23

Weighted average shares outstanding - basic	13,347	13,757
Weighted average shares outstanding - diluted	13,347	13,977

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 26, 2015	September 27, 2014
Net revenues	$173,265	$189,804
Costs of products sold	109,801	119,515
Gross profit	63,464	70,289

Selling, general, and administrative expenses	54,904	58,707
Impairment of goodwill and indefinite-lived intangibles	4,942	—
Restructuring costs	841	475
Operating income	2,777	11,107

Other income (expense):
Interest expense	(518)	(671)
Other	(1,730)	(560)
Other income (expense) - net	(2,248)	(1,231)

Income before taxes	529	9,876

Income tax expense	174	1,800

Net earnings	355	8,076
Less: net (loss) earnings attributable to noncontrolling interests	(38)	89
Net earnings attributable to VPG stockholders	$393	$7,987

Basic earnings per share attributable to VPG stockholders	$0.03	$0.58
Diluted earnings per share attributable to VPG stockholders	$0.03	$0.57

Weighted average shares outstanding - basic	13,558	13,755
Weighted average shares outstanding - diluted	13,772	13,968

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 26, 2015	September 27, 2014
Net (loss) earnings	$(1,952)	$3,264

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,352)	(4,026)
Pension and other postretirement actuarial items, net of tax	164	85
Other comprehensive loss	(2,188)	(3,941)

Total comprehensive loss	(4,140)	(677)

Less: comprehensive (loss) income attributable to noncontrolling interests	(9)	30

Comprehensive loss attributable to VPG stockholders	$(4,131)	$(707)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 26, 2015	September 27, 2014
Net earnings	$355	$8,076

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,032)	(3,233)
Pension and other postretirement actuarial items, net of tax	293	79
Other comprehensive loss	(4,739)	(3,154)

Total comprehensive (loss) income	(4,384)	4,922

Less: comprehensive (loss) income attributable to noncontrolling interests	(38)	89

Comprehensive (loss) income attributable to VPG stockholders	$(4,346)	$4,833

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 26, 2015	September 27, 2014
Operating activities
Net earnings	$355	$8,076
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Impairment of goodwill and indefinite-lived intangibles	4,942	—
Depreciation and amortization	8,142	8,726
Loss on disposal of property and equipment	14	61
Share-based compensation expense	796	780
Inventory write-offs for obsolescence	1,190	972
Other	1,276	(836)
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,182)	(3,876)
Inventories, net	(5,159)	(78)
Prepaid expenses and other current assets	290	(848)
Trade accounts payable	(2,256)	181
Other current liabilities	(3,104)	(686)
Net cash provided by operating activities	5,304	12,472

Investing activities
Capital expenditures	(7,508)	(5,575)
Proceeds from sale of property and equipment	117	74
Net cash used in investing activities	(7,391)	(5,501)

Financing activities
Principal payments on long-term debt and capital leases	(3,839)	(3,105)
Purchase of treasury stock	(8,733)	—
Distributions to noncontrolling interests	(58)	(58)
Net cash used in financing activities	(12,630)	(3,163)
Effect of exchange rate changes on cash and cash equivalents	(1,751)	(1,193)
(Decrease) increase in cash and cash equivalents	(16,468)	2,615

Cash and cash equivalents at beginning of period	79,642	72,809
Cash and cash equivalents at end of period	$63,174	$75,424

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1,273	$103	$(32)	$189,532	$35,335	$(26,560)	$199,651	$234	$199,885
Net earnings (loss)	—	—	—	—	393	—	393	(38)	355
Other comprehensive loss	—	—	—	—	—	(4,739)	(4,739)	—	(4,739)
Share-based compensation expense	—	—	—	796	—	—	796	—	796
Restricted stock issuances (32,297 shares)	3	—	—	(179)	—	—	(176)	—	(176)
Purchase of treasury stock (617,667 shares)	—	—	(8,733)	—	—	—	(8,733)	—	(8,733)
Conversion from Class B to common stock (18 shares)	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Balance at September 26, 2015	$1,276	$103	$(8,765)	$190,149	$35,728	$(31,299)	$187,192	$138	$187,330

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 11, 2015. The results of operations for the fiscal quarter and nine fiscal months ended September 26, 2015 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2015 and 2014 end on the following dates:

	2015	2014
Quarter 1	March 28,	March 29,
Quarter 2	June 27,	June 28,
Quarter 3	September 26,	September 27,
Quarter 4	December 31,	December 31,
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-16, "Business Combinations" (Topic 805), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment will be effective prospectively for reporting periods beginning on or after December 15, 2015, and early adoption is permitted. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new provisions will be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. The ASU may be early adopted for annual and interim periods beginning after December 15, 2016 under U.S. generally accepted accounting principles ("GAAP"), and either full or modified retrospective application is required. The Company has not yet selected a transition method and the effects of this standard on the Company's financial position, results of operations and cash flows are not yet known.

Note 2 – Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. In accordance with ASC subtopic 350-20-35, Goodwill - Subsequent Measurements, goodwill must be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There has been a slow-down in the steel industry due to excess capacity, particularly in China which impacted the only Company reporting unit, which has goodwill. As a result of the presence of indicators of impairment in the unit having goodwill, during the third quarter of 2015, the Company performed an interim impairment test for the unit's goodwill.

The Company performed the first step of the two-step impairment test as of the last day of the fiscal 2015 third quarter by calculating the fair value of the unit and comparing it against its carrying amount. The Company estimated the fair value of its reporting unit by considering both an income approach and a market approach to valuation. The income approach to valuation used the Company’s estimates of the future cash flows of the reporting unit discounted to their net present value applying a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures and working capital requirements. The market approach to valuation used the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple. The Company applied that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit. Both of these approaches to estimating the fair value of the unit use inputs that are considered “Level 3” inputs to the fair value estimate (see Note 12 for a definition of Level 3 valuation inputs within the fair value hierarchy). The Company equally weighted the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit.

After completing step one, the Company determined that the carrying amount of the reporting unit exceeded its fair value. Therefore, the Company performed the second step of the goodwill impairment test. To measure the amount of the impairment, the Company preliminarily estimated the implied fair value of goodwill in the same manner as if the Company had acquired that reporting unit. The Company allocated the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that yielded the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

Based on the preliminary results of the second step of the goodwill impairment test, the Company determined that goodwill was impaired and recorded a $4.7 million impairment charge in the third quarter of 2015. This amount is subject to change upon the completion of the second step of the goodwill impairment test, and represents the Company’s best estimate at this time. The Company is still in the process of accumulating the additional information necessary to finalize the second step of the goodwill impairment test, particularly with respect to estimating the fair value of certain assets and liabilities of the reporting unit. Any adjustment to this estimated impairment resulting from the completion of the measurement will be recognized in a subsequent period.

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

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Weighing and Control Systems Segment
	Gross Goodwill	Accumulated Impairments	Goodwill
Balance at December 31, 2014	$17,400	$(4,612)	$12,788
Impairment charges	—	(4,739)	(4,739)
Foreign currency translation adjustment	(2,175)	576	(1,599)
Balance at September 26, 2015	$15,225	$(8,775)	$6,450

Intangible assets were as follows (in thousands):

	September 26, 2015	December 31, 2014
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$7,107	$7,599
Customer relationships	15,337	16,734
Trade names	1,707	1,722
Non-competition agreements	11,313	11,687
	35,464	37,742
Accumulated amortization:
Patents and acquired technology	(3,623)	(3,477)
Customer relationships	(7,191)	(6,772)
Trade names	(1,684)	(1,677)
Non-competition agreements	(10,264)	(9,906)
	(22,762)	(21,832)
Net intangible assets subject to amortization	$12,702	$15,910

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	1,023	1,376
In-process research and development	75	95
	$13,800	$17,381

Certain intangible assets are subject to foreign currency translation.

The Company has also performed an interim impairment test on the indefinite-lived trade names as of the last day of the fiscal 2015 third quarter, determined that there was an impairment, and recorded an impairment charge of $0.2 million. Given the current economic conditions in the steel industry, the revenue projections have come down significantly for the products utilizing the trade names, thereby impacting their fair value. The value of the trade names was determined using an income approach to valuation, whereby the Company estimated the future cash flows associated with the trade names and discounted those cash flows back to their net present value using a discount rate of 17.0%, determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of cash flows associated with this asset. The Company’s estimates of cash flows include revenues to be generated by the products supported by the trade names and the expected profits on those product sales. This approach to determining the fair value of the trade names uses inputs that are considered Level 3 inputs to the fair value estimate.

Note 3 – Restructuring Costs
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
The following table sets forth the restructuring costs recorded in the accompanying consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Israel cost reduction program	$206	$—	$206	$—
Beijing, China voluntary program	95	—	337	—
Tianjin, China voluntary program	(6)	—	56	—
United Kingdom cost reduction program	—	—	78	—
United States cost reduction program	135	144	135	144
Canada cost reduction program	29	—	29	331
	$459	$144	$841	$475
Israel cost reduction program
The Company initiated a cost reduction program at its subsidiary in Israel during the fiscal quarter ended September 26, 2015. The related restructuring costs were comprised of employee termination costs, including severance.
The following table summarizes the activity to date related to this program (in thousands):

Restructuring charges in 2015	$206
Cash payments	(13)
Balance at September 26, 2015	$193
Beijing, China voluntary program
During the fiscal quarter ended June 27, 2015, a voluntary termination program was initiated by the Company at its subsidiary in Beijing, China in response to challenging economic conditions. The related restructuring costs were comprised of employee termination costs, including severance.
The following table summarizes the activity to date related to this program (in thousands):

Restructuring charge in 2015	$337
Cash payments	(337)
Balance at September 26, 2015	$—
Tianjin, China voluntary program
During the fiscal quarter ended June 27, 2015, a voluntary termination program was initiated by the Company at its subsidiary in Tianjin, China in response to challenging economic conditions. The related restructuring costs were comprised of employee termination costs, including severance.

The following table summarizes the activity to date related to this program (in thousands):

Restructuring charges in 2015	$62
Adjustment	(6)
Cash payments	(56)
Balance at September 26, 2015	$—
United Kingdom cost reduction program
The Company initiated a cost reduction program at one of its subsidiaries in the United Kingdom during the fiscal quarter ended March 28, 2015. The related restructuring costs were comprised of employee termination costs, including severance.
The following table summarizes the activity to date related to this program (in thousands):

Restructuring charges in 2015	$78
Cash payments	(78)
Balance at September 26, 2015	$—
United States cost reduction program
The Company initiated a cost reduction program at one of its subsidiaries in the United States during the fiscal quarter ended September 27, 2014. The related restructuring costs were comprised of employee termination costs, including severance.
The following table summarizes the activity to date related to this program (in thousands):

Restructuring charges in 2014	$153
Cash payments	(62)
Balance at December 31, 2014	91
Restructuring charges in 2015	135
Cash payments	(226)
Balance at September 26, 2015	$—
Canada cost reduction program
The Company initiated a cost reduction program at its subsidiary in Canada during the fiscal quarter ended March 29, 2014. The related restructuring costs are comprised of employee termination costs, including severance and a statutory retirement allowance.
The following table summarizes the activity to date related to this program (in thousands):

Restructuring charges in 2014	$515
Cash payments	(255)
Balance at December 31, 2014	260
Restructuring charges in 2015	29
Cash payments	(289)
Balance at September 26, 2015	$—
Note 4 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdictions and adjusted for the impact of discrete quarterly items. The effective tax rate for the fiscal quarter ended September 26, 2015 was 13.5% versus 13.8% for the fiscal quarter ended September 27, 2014. The effective tax rate for the nine fiscal months ended September 26, 2015 was 32.9% versus 18.2% for the nine fiscal months ended September 27, 2014. The primary difference between the tax rates in the 2015 periods compared to the 2014 periods is the tax impact of the impairments related to our steel business. The associated intangible assets are only partially deductible for tax purposes. Excluding the impact of the impairments, the effective tax rates for the fiscal quarter and nine fiscal months ended September 26, 2015 are 24.9% and 21.0%, respectively. The change in the effective tax rate, excluding the impact of intangible impairment, for both periods presented is the result of changes in the geographic mix of pretax earnings and the recording of net tax benefits associated with foreign exchange variations. Additionally, the difference between the fiscal nine month tax rates is also caused by changes in the VPG corporate entity structure initiated in the fiscal second quarter of 2014. As a result of this reorganization, the Company recorded a discrete income tax expense of $1.9 million related to the repatriation of foreign earnings and a $2.0 million discrete income tax benefit related to a reversal of an existing valuation allowance associated with U.S. foreign tax credit carryforwards.
The provision for income taxes consists of federal, state, and foreign income taxes. The effective tax rates for the fiscal quarters and nine fiscal months ended September 26, 2015 and September 27, 2014 represent VPG’s expected tax rate on reported income before income tax and tax adjustments. VPG operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting VPG’s earnings and the applicable tax rates in the various locations in which VPG operates.
The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates $0.5 million to $0.8 million of unrecognized tax benefits to be reversed within the next twelve months of the balance sheet date, due to the expiration of statutes of limitation and cash payments in certain jurisdictions.
Note 5 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 26, 2015	December 31, 2014
2013 Credit Agreement - U.S. term facility	$4,500	$6,000
2013 Credit Agreement - Canadian term facility	9,750	12,000
Exchangeable unsecured notes, due 2102	4,097	4,097
Other debt	645	736
Total long-term debt	18,992	22,833
Less: current portion	5,870	5,120
Long-term debt, less current portion	$13,122	$17,713
In January 2013 the Company entered into an amended and restated credit agreement. The terms of the credit agreement require VPG to comply with customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio and a fixed charges coverage ratio. In October 2015, the credit agreement was amended to include a minimum liquidity covenant as an alternative to the fixed charges coverage ratio, effective September 26, 2015. The Company was in compliance with its amended financial maintenance covenants as of September 26, 2015. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Note 6 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2015	$(21,757)	$(4,803)	$(26,560)
Other comprehensive loss before reclassifications	(5,032)	—	(5,032)
Amounts reclassified from accumulated other comprehensive income (loss)	—	293	293
Balance at September 26, 2015	$(26,789)	$(4,510)	$(31,299)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2014	$(13,742)	$(2,265)	$(16,007)
Other comprehensive loss before reclassifications	(3,233)	—	(3,233)
Amounts reclassified from accumulated other comprehensive income (loss)	—	79	79
Balance at September 27, 2014	$(16,975)	$(2,186)	$(19,161)
Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 7).

Note 7 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans.
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended September 26, 2015		Fiscal quarter ended September 27, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$104	$19	$106	$21
Interest cost	217	30	238	31
Expected return on plan assets	(167)	—	(200)	—
Amortization of actuarial losses	59	19	7	9
Net periodic benefit cost	$213	$68	$151	$61

	Nine fiscal months ended September 26, 2015		Nine fiscal months ended September 27, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$310	$57	$318	$63
Interest cost	644	90	711	93
Expected return on plan assets	(493)	—	(599)	—
Amortization of actuarial losses	175	57	21	27
Net periodic benefit cost	$636	$204	$451	$183

Note 8 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At September 26, 2015, the Company had reserved 484,766 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.
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

Note 8 – Share-Based Compensation (continued)

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

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Restricted stock units	$380	$295	$796	$780

In the second and third quarters of 2015, share-based compensation expense was adjusted to reflect the anticipated performance levels associated with performance objectives on certain RSUs. During the second quarter of 2015, the Company determined that certain performance objectives associated with awards granted to executives and certain employees in 2014 were not likely to be fully met. Share-based compensation expense associated with the RSUs with vesting based upon those objectives was reversed to reflect the anticipated lower performance levels. During the third quarter of 2015, the Company determined that certain performance metrics, for which share-based compensation expense had been previously reversed, returned to levels such that the performance objectives were likely to be fully met. Therefore, share-based compensation expense associated with the RSUs with vesting based upon those objectives was increased resulting in the recording of additional expense in the third quarter of 2015.

Note 9 – Segment Information
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

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net third-party revenues:
Foil Technology Products	$27,000	$27,327	$78,216	$81,362
Force Sensors	14,580	17,480	45,462	50,893
Weighing and Control Systems	15,569	18,595	49,587	57,549
Total	$57,149	$63,402	$173,265	$189,804

Gross profit:
Foil Technology Products	$11,331	$11,158	$32,053	$32,153
Force Sensors	3,058	3,980	9,354	11,063
Weighing and Control Systems	7,061	8,532	22,057	27,073
Total	$21,450	$23,670	$63,464	$70,289

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$7,024	$6,601	$19,096	$18,223
Force Sensors	892	1,497	2,326	3,855
Weighing and Control Systems	2,354	2,653	6,866	9,461
Unallocated G&A expenses	(6,580)	(6,728)	(19,728)	(19,957)
Impairment of goodwill and indefinite-lived intangibles	(4,942)	—	(4,942)	—
Restructuring costs	(459)	(144)	(841)	(475)
Consolidated condensed operating (loss) income	$(1,711)	$3,879	$2,777	$11,107

Impairment of goodwill and indefinite-lived intangibles:
Weighing and Control Systems	$(4,942)	$—	$(4,942)	$—

Restructuring costs:
Foil Technology Products	$(135)	$(144)	$(135)	$(144)
Force Sensors	(295)	—	(599)	—
Weighing and Control Systems	(29)	—	(107)	(331)
	$(459)	$(144)	$(841)	$(475)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.5 million and $0.9 million during the fiscal quarters ended September 26, 2015 and September 27, 2014, respectively, and $2.0 million and $2.3 million during the nine fiscal months ended September 26, 2015 and September 27, 2014, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.5 million and $0.5 million during the fiscal quarters ended September 26, 2015 and September 27, 2014, respectively, and $1.5 million and $1.3 million during the nine fiscal months ended September 26, 2015 and September 27, 2014, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.2 million during the fiscal quarters ended September 26, 2015 and September 27, 2014, respectively, and $0.7 million and $0.8 million during the nine fiscal months ended September 26, 2015 and September 27, 2014, respectively.

Note 10 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Numerator for basic earnings per share:
Net (loss) earnings attributable to VPG stockholders	$(1,943)	$3,234	$393	$7,987

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	2	5	5

Numerator for diluted (loss) earnings per share:
Net (loss) earnings attributable to VPG stockholders	$(1,943)	$3,236	$398	$7,992

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,347	13,757	13,558	13,755

Effect of dilutive securities:
Exchangeable notes	—	181	181	181
Employee stock options	—	—	—	1
Restricted stock units	—	39	33	31
Dilutive potential common shares	—	220	214	213

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,347	13,977	13,772	13,968

Basic (loss) earnings per share attributable to VPG stockholders	$(0.15)	$0.24	$0.03	$0.58

Diluted (loss) earnings per share attributable to VPG stockholders	$(0.15)	$0.23	$0.03	$0.57
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Weighted average employee stock options	—	18	18	18

Note 11 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Foreign exchange loss	$(448)	$(111)	$(1,686)	$(626)
Interest income	61	56	152	176
Other	—	178	(196)	(110)
	$(387)	$123	$(1,730)	$(560)

Note 12 – Fair Value Measurements
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 26, 2015
Assets
Assets held in rabbi trusts	$4,602	$755	$3,847	$—

December 31, 2014
Assets
Assets held in rabbi trusts	$4,725	$915	$3,810	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 26, 2015 and December 31, 2014, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at September 26, 2015 and December 31, 2014 is approximately $16.9 million and $21.7 million, respectively, compared to its carrying value of $19.0 million and $22.8 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

Note 12 – Fair Value Measurements (continued)

The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
Note 13 – Subsequent Events
Restructuring
In October 2015, the Company continued a cost reduction program at one of its subsidiaries in the United States due to a reduction in production levels. Restructuring costs of $0.4 million were incurred in relation to employee termination costs, including severance. It is anticipated that the restructuring costs will be fully paid in the fourth quarter of 2015.
In October 2015, the Company continued a cost reduction program at its subsidiary in Israel. Restructuring costs of $0.1 million were incurred in relation to employee termination costs, including severance. It is anticipated that the restructuring costs will be fully paid in the fourth quarter of 2015.
Credit Facility Amendment
In October 2015, the Company entered into an amendment to its credit agreement to revise the financial maintenance covenants to which the Company is subject commencing with the fiscal quarter ended September 26, 2015 (the "October 2015 Amendment"). Giving effect to the October 2015 Amendment, the financial maintenance covenants include a tangible net worth ratio, a leverage ratio, a fixed charges coverage ratio and a minimum liquidity covenant, as an alternative to the fixed charges coverage ratio.

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
Net revenues for the fiscal quarter ended September 26, 2015 were $57.1 million versus $63.4 million for the comparable prior year period. Net (loss) earnings attributable to VPG stockholders for the fiscal quarter ended September 26, 2015 were $(1.9) million, or $(0.15) per diluted share, versus $3.2 million, or $0.23 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 26, 2015 were $173.3 million versus $189.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 26, 2015 were $0.4 million, or $0.03 per diluted share, versus $8.0 million, or $0.57 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and nine fiscal months ended September 26, 2015 and September 27, 2014 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Gross profit	$21,450	$23,670	$63,464	$70,289
Gross profit margin	37.5%	37.3%	36.6%	37.0%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	—	15	26	56

Adjusted gross profit	$21,450	$23,685	$63,490	$70,345
Adjusted gross profit margin	37.5%	37.4%	36.6%	37.1%

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net (loss) earnings attributable to VPG stockholders	$(1,943)	$3,234	$393	$7,987

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	15	26	56
Impairment of goodwill and indefinite-lived intangibles	4,942	—	4,942	—
Restructuring costs	459	144	841	475

Reconciling items affecting income tax expense
Tax effect of adjustments for purchase accounting, restructuring costs, impairment charges and discrete tax items	1,081	54	1,137	149
Adjusted net earnings attributable to VPG stockholders	$2,377	$3,339	$5,065	$8,369

Weighted average shares outstanding - diluted	13,347	13,977	13,772	13,968

Adjusted net earnings per diluted share	$0.18	$0.24	$0.37	$0.60
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2014 through the third quarter of 2015 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2014	2014	2015	2015	2015
Net revenues	$63,402	$60,224	$56,608	$59,508	$57,149

Gross profit margin	37.3%	34.0%	37.1%	35.3%	37.5%

End-of-period backlog	$60,200	$58,500	$59,200	$54,600	$52,200

Book-to-bill ratio	0.95	1.00	1.05	0.91	0.97

Inventory turnover	2.91	2.97	2.60	2.75	2.54

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2014	2014	2015	2015	2015
Foil Technology Products
Net revenues	$27,327	$26,397	$25,061	$26,155	$27,000
Gross profit margin	40.8%	37.3%	41.4%	39.6%	42.0%
End-of-period backlog	$26,600	$26,300	$28,500	$25,900	$23,400
Book-to-bill ratio	0.94	1.02	1.12	0.90	0.90
Inventory turnover	3.37	3.36	2.88	2.99	2.83

Force Sensors
Net revenues	$17,480	$17,408	$15,237	$15,645	$14,580
Gross profit margin	22.8%	21.9%	21.8%	19.0%	21.0%
End-of-period backlog	$12,800	$12,100	$11,600	$11,300	$11,600
Book-to-bill ratio	1.02	0.97	0.98	0.98	1.03
Inventory turnover	2.20	2.32	1.98	2.04	1.82

Weighing and Control Systems
Net revenues	$18,595	$16,419	$16,310	$17,708	$15,569
Gross profit margin	45.9%	41.6%	44.6%	43.6%	45.4%
End-of-period backlog	$20,800	$20,100	$19,100	$17,400	$17,200
Book-to-bill ratio	0.89	1.01	1.00	0.88	1.05
Inventory turnover	3.69	3.82	3.91	4.38	3.84
Net revenues for the third quarter of 2015 decreased 4% from the net revenues reported in the second quarter of 2015. The Foil Technology Product segment had improved volume coming mainly from the Americas and Europe, however, this improvement was offset by the decline in revenues in the Force Sensors and the Weighing and Control Systems segments. The Force Sensors segment revenues declined due to a decrease in volume across all market sectors and regions. In the Weighing and Control Systems segment, volume improvements in the precision weighing market sector were offset by the challenges in our steel industry business, where the impact of excess capacity in steel plants, particularly in China continues. This resulted in the overall decline in revenues in the Weighing and Control Systems segment when compared to the second quarter of 2015. Exchange rates had minimal impact on net revenues from the second quarter of 2015 to the third quarter of 2015.
The gross profit margin in the third quarter of 2015 increased from the second quarter of 2015, with all three reporting segments contributing to the improvement. In the Foil Technology Products segment, higher volume coupled with lower variable costs resulted in a sequential increase in the gross profit margin. Despite the lower volume in the Force Sensors segment, the sequential gross profit margin increased due to production move savings and lower fixed costs. In the Weighing and Control Systems segment, despite the lower volume, the sequential gross profit margin improved primarily due to favorable product mix in our process weighing business.
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
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. This advanced sensors’ manufacturing technology offers us the capability to produce high-

quality foil strain gages in a highly automated environment, which should convert into reduced manufacturing costs, reduced lead times and increased margins.
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
The Company recorded restructuring costs of $0.8 million during the nine fiscal months ended September 26, 2015 related to cost reduction programs at its subsidiaries in Asia, United Kingdom, United States, Canada and Israel.
We continue to review operations for opportunities to further reduce our costs by consolidating additional manufacturing operations. These plans may require us to incur restructuring and severance costs in future periods. While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service, or our ability to further develop products and processes.
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
For the fiscal quarter ended September 26, 2015, exchange rates reduced net revenues by $4.5 million, and costs of products sold and selling, general, and administrative expenses by $4.0 million, when compared to the comparable prior year period. For the nine fiscal months ended September 26, 2015, exchange rates reduced net revenues by $14.0 million, and costs of products sold and selling, general, and administrative expenses by $13.6 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Costs of products sold	62.5%	62.7%	63.4%	63.0%
Gross profit	37.5%	37.3%	36.6%	37.0%
Selling, general, and administrative expenses	31.1%	31.0%	31.7%	30.9%
Operating (loss) income	(3.0)%	6.1%	1.6%	5.9%
(Loss) Income before taxes	(3.9)%	6.0%	0.3%	5.2%
Net (loss) earnings	(3.4)%	5.1%	0.2%	4.3%
Net (loss) earnings attributable to VPG stockholders	(3.4)%	5.1%	0.2%	4.2%

Effective tax rate	13.5%	13.8%	32.9%	18.2%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	$57,149	$63,402	$173,265	$189,804
Change versus comparable prior year period	$(6,253)		$(16,539)
Percentage change versus prior year period	(9.9)%		(8.7)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(2.8)%	(1.4)%
Change in average selling prices	(0.2)%	0.0%
Foreign currency effects	(6.9)%	(7.3)%
Net change	(9.9)%	(8.7)%
During the fiscal quarter and nine fiscal months ended September 26, 2015, the decrease in revenues, as compared to the prior year periods, was due primarily to exchange rate effects, which impacted all reporting segments. The primary currencies contributing to this impact were the Euro, British pound, Japanese yen, and Canadian dollar.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Gross profit margin	37.5%	37.3%	36.6%	37.0%
The gross profit margin for the fiscal quarter ended September 26, 2015 increased slightly compared to the comparable prior year period, mainly due to improved gross profit margin in the Foil Technology Products segment. The gross profit margin for the nine fiscal months ended September 26, 2015, decreased from the comparable prior year period. Improved gross profit margins in the

Foil Technology Products segment were offset by decreased gross profit margins in the Force Sensors and Weighing and Control Systems segments. Exchange rate effects had a negative impact of $1.9 million and $5.3 million on gross profit for the fiscal quarter and nine fiscal months ended September 26, 2015, respectively, as compared to the prior year periods.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	$27,000	$27,327	$78,216	$81,362
Change versus comparable prior year period	$(327)		$(3,146)
Percentage change versus prior year period	(1.2)%		(3.9)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	5.7%	2.4%
Change in average selling prices	0.1%	0.2%
Foreign currency effects	(7.0)%	(6.5)%
Net change	(1.2)%	(3.9)%
Net revenues decreased for the fiscal quarter and nine fiscal months ended September 26, 2015, as compared to the comparable prior year periods. The impact of improved volume was offset by foreign currency effects, primarily relating to the Euro, Japanese Yen, and British pound, resulting in the decrease shown for both periods.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Gross profit margin	42.0%	40.8%	41.0%	39.5%
The gross profit margin increased for the fiscal quarter and nine fiscal months ended September 26, 2015, when compared to the comparable prior year periods. Volume increases and lower variable costs helped to offset the impact of negative exchange rate effects.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	$14,580	$17,480	$45,462	$50,893
Change versus comparable prior year period	$(2,900)		$(5,431)
Percentage change versus prior year period	(16.6)%		(10.7)%

Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(13.2)%	(6.1)%
Change in average selling prices	0.0%	(0.1)%
Foreign currency effects	(3.4)%	(4.5)%
Net change	(16.6)%	(10.7)%
Net revenues decreased for the fiscal quarter and nine fiscal months ended September 26, 2015, as compared to the comparable prior year periods. The decrease in volume, coupled with negative foreign currency effects, primarily relating to the Euro and the British pound, were the main drivers of the decline. The reduction in volume is primarily due to weakness in the force measurement market sector.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Gross profit margin	21.0%	22.8%	20.6%	21.7%
The gross profit margin for the fiscal quarter and nine fiscal months ended September 26, 2015 decreased from the comparable prior year periods. Negative foreign currency effects, primarily relating to the Euro and British pound, and lower volume were the main drivers for the decline.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net revenues	$15,569	$18,595	$49,587	$57,549
Change versus comparable prior year period	$(3,026)		$(7,962)
Percentage change versus prior year period	(16.3)%		(13.8)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(5.4)%	(2.8)%
Change in average selling prices	(0.9)%	(0.3)%
Foreign currency effects	(10.0)%	(10.7)%
Net change	(16.3)%	(13.8)%

Net revenues decreased for the fiscal quarter and nine fiscal months ended September 26, 2015, as compared to the comparable prior year periods. This is primarily due to negative foreign currency effects, mainly relating to the Canadian dollar, Euro, Swedish krona and British pound.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Gross profit margin	45.4%	45.9%	44.5%	47.0%
The gross profit margin for the fiscal quarter and nine fiscal months ended September 26, 2015 decreased compared to the comparable prior year period, mainly due to foreign currency effects and an unfavorable product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Total SG&A expenses	$17,760	$19,647	$54,904	$58,707

as a percentage of net revenues	31.1%	31.0%	31.7%	30.9%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended September 26, 2015 as compared to the comparable prior year period were favorably impacted by $1.4 million in foreign currency effects and by $0.5 million of decreased personnel costs. SG&A expenses for the nine fiscal months ended September 26, 2015 as compared to the comparable prior year period were favorably impacted by $4.9 million in foreign currency effects offset by $1.1 million of increases in personnel costs, professional fees and other costs.
Impairment of Goodwill and Indefinite-lived Intangible Assets
As a result of our interim impairment test performed on goodwill and indefinite-lived intangible assets, we recorded a $4.9 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets. See Note 2 for further details.
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
Restructuring costs are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Restructuring costs	$459	$144	$841	$475
The Company recorded restructuring costs of $0.5 million during the fiscal quarter ended September 26, 2015. These costs were comprised of employee termination costs, including severance, at its subsidiaries in Asia, United States, Canada and Israel. The restructuring costs recorded during the fiscal quarter ended September 27, 2014, were comprised of employee termination costs, including severance, at one of the Company's subsidiaries in the United States.
The Company recorded restructuring costs of $0.8 million during the nine fiscal months ended September 26, 2015. These costs were related to cost reduction programs at its subsidiaries in Asia, United Kingdom, United States, Canada and Israel. The

restructuring costs recorded during the nine fiscal months ended September 27, 2014 were comprised of employee termination costs, including severance, at the Company's subsidiaries in the United States and Canada.
Other Income (Expense)
Total interest expense for the fiscal quarter and nine fiscal months ended September 26, 2015 was lower than interest expense in the comparable prior year periods mainly due to lower debt.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 26, 2015	September 27, 2014	Change
Foreign exchange loss	$(448)	$(111)	$(337)
Interest income	61	56	5
Other	—	178	(178)
	$(387)	$123	$(510)

	Nine fiscal months ended
	September 26, 2015	September 27, 2014	Change
Foreign exchange loss	$(1,686)	$(626)	$(1,060)
Interest income	152	176	(24)
Other	(196)	(110)	(86)
	$(1,730)	$(560)	$(1,170)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the quarter and nine fiscal months ended September 26, 2015, the change in foreign exchange losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Canadian dollar.
Income Taxes
The effective tax rate for the fiscal quarter ended September 26, 2015 was 13.5% versus 13.8% for the fiscal quarter ended September 27, 2014. The effective tax rate for the nine fiscal months ended September 26, 2015 was 32.9% versus 18.2% for the nine fiscal months ended September 27, 2014. The primary difference between the tax rates in the 2015 periods compared to the 2014 periods is the tax impact of the impairments related to our steel business. The associated intangible assets are only partially deductible for tax purposes. Excluding the impact of the impairments, the effective tax rates for the fiscal quarter and nine fiscal months ended September 26, 2015 are 24.9% and 21.0%, respectively. The change in the effective tax rate, excluding the impact of intangible impairment, for both periods presented is the result of changes in the geographic mix of pretax earnings and the recording of net tax benefits associated with foreign exchange variations.
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
At September 26, 2015 and December 31, 2014, we had significant cash balances and limited third-party debt. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as by guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio and a fixed charges coverage ratio. In October 2015, the credit agreement was amended to include a minimum liquidity covenant as an alternative to the fixed charges coverage ratio, effective September 26, 2015. VPG was in compliance with its amended financial maintenance covenants as of September 26, 2015. If we are not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.6 million at September 26, 2015 and $0.7 million at December 31, 2014, respectively.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. This is evident in the nine fiscal months ended September 27, 2014, with cash provided by operating activities of $12.5 million. Our cash provided by operating activities for the nine fiscal months ended September 26, 2015 was $5.3 million. This amount is lower than the comparable prior year period primarily due to lower net earnings, the payment of taxes related to the corporate entity reorganization in 2014 and changes in working capital accounts.
We refer to the amount of cash provided by operating activities in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards. We historically have generated positive free cash. However, the payment of taxes related to the corporate entity reorganization in 2014 and changes in working capital accounts during the nine fiscal months ended September 26, 2015 caused us to use cash in, rather than generate cash from, operating activities. As a result, we did not generate free cash in the current year-to-date period presented. However, for the quarter ended September 26, 2015, we generated free cash and it is anticipated that we will continue to generate free cash during the remaining three months of fiscal year 2015.

The following table summarizes the components of net cash (debt) at September 26, 2015 and December 31, 2014 (in thousands):

	September 26, 2015	December 31, 2014
Cash and cash equivalents	$63,174	$79,642

Third-party debt, including current and long-term:
Revolving credit facilities	—	—
Term loans	14,250	18,000
Third-party debt held by Japanese subsidiary	645	736
Exchangeable notes due 2102	4,097	4,097
Total third-party debt	18,992	22,833
Net cash	$44,182	$56,809
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
Approximately 86% and 73% of our cash and cash equivalents balance at September 26, 2015 and December 31, 2014, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at September 26, 2015 and December 31, 2014:

	September 26, 2015	December 31, 2014
Israel	25%	23%
Asia	27%	18%
Europe	16%	14%
United States	14%	27%
United Kingdom	12%	10%
Canada	6%	8%
	100%	100%
Our financial condition as of September 26, 2015 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 3.8 to 1.0 at December 31, 2014.
Cash paid for property and equipment for the nine fiscal months ended September 26, 2015 was $7.5 million as compared to $5.6 million in the comparable prior year period. Capital expenditures for the nine fiscal months ended September 26, 2015 are comprised of projects related to the normal maintenance of business and expansion related to the production of a certain product line.
On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock.  On May 21, 2015, the Board of Directors approved an increase in the shares of the Company's outstanding common stock available for repurchase, in the aggregate, from 500,000 shares to 2,000,000 shares. We repurchased 617,667 shares of common stock during the nine fiscal months ended September 26, 2015, for a total cost of $8.7 million.  We have repurchased a total of 619,667 shares, at a total cost of $8.8 million, since the inception of the stock repurchase plan.

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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below, management has identified material weaknesses in our internal control over financial reporting which is an integral component of our disclosure controls and procedures. As a result of the material weakness that existed as of December 31, 2014 and continued to exist as of September 26, 2015, and the additional material weakness identified during the quarter ended June 27, 2015 and continued to exist as of September 26, 2015, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management concluded that there was a material weakness in internal controls as of December 31, 2014 related to our review controls over the calculation of the 2014 fourth quarter goodwill impairment charge. Our review controls were not designed to detect a material error in the calculation of the implied value of goodwill due to a mathematical error in the underlying calculation. The resulting error was corrected and reflected in the impairment charge recorded in the Company’s consolidated financial statements for the fiscal year ended December 31, 2014. During the quarter ended September 26, 2015, the Company performed an interim impairment test using its revised approach to calculating the implied value of goodwill in accordance with U.S. generally accepted accounting principles. It also enhanced its review processes over such calculations, including involving additional individuals with the appropriate technical expertise to perform the review. We believe such actions will remediate the identified material weakness and strengthen our internal control over financial reporting overall. Our remediation efforts were not complete as of September 26, 2015, but the Company expects to complete the required remedial actions during the fourth quarter of 2015. Once all remedial actions have been implemented, these actions will be tested to determine whether the applicable controls are operating effectively.
As previously disclosed in Note 1 to the consolidated condensed financial statements included in our Form 10-Q for the quarter ended June 27, 2015, management identified an error pertaining to our accounting for foreign currency transactions at one of our Indian subsidiaries having a U.S. dollar functional currency. We determined that our controls over the ongoing monitoring of differences caused by translating the local currency financial statements of that Indian subsidiary, as opposed to correctly remeasuring those local currency financial statements, were not designed to detect a material error resulting from the incorrect translation of those financial statements. The impacts of those errors were corrected in the consolidated condensed financial statements included in our Form 10-Q for the quarter ended June 27, 2015. Management concluded that this represented a material weakness in internal control over financial reporting as of June 27, 2015. During the quarter ended June 27, 2015, the Company implemented a new enterprise resource & planning (“ERP”) system at this Indian subsidiary which is designed to perform the correct remeasurement of the local currency financial statements of that subsidiary. We believe that this new ERP system, as well as an appropriately designed management review control, will remediate the identified material weakness and strengthen our internal control over financial reporting overall. Our remediation efforts were not complete as of September 26, 2015, but the Company expects to complete the required remedial actions during the fourth quarter of 2015. Once all remedial actions have been implemented, the system and management review control will be tested to determine whether they are operating effectively.
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
Changes in Internal Control over Financial Reporting
Except as noted in the preceding paragraphs, during our last fiscal quarter ended September 26, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended September 26, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
July	73,658	$14.73	73,658	1,491,259
August	110,926	$13.63	110,926	1,380,333
September	—	$—	—	1,380,333
Total	184,584		184,584	1,380,333

(a)
Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time, in open market purchases or through privately negotiated transactions, subject to market and business conditions, legal requirements, and other factors.  In May 2015, our Board of Directors increased our stock repurchase program from 500,000 to 2,000,000 shares.  As of September 26, 2015, we had repurchased 619,667 shares under the program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
On October 30, 2015, the Company and its Canadian subsidiary, Vishay Precision Group Canada ULC, entered into an amendment to the credit agreement (the “October 2015 Amendment”).  The October 2015 Amendment revises the financial maintenance covenants to which the Company is subject commencing with the fiscal quarter ended September 26, 2015.  Giving effect to the October 2015 Amendment, the financial maintenance covenants in the credit agreement include a tangible net worth ratio, a leverage ratio, a fixed charge ratio and a minimum liquidity covenant.  Except for this change in the financial maintenance covenants, there were no material changes to the terms of the credit agreement.

The foregoing description of the October 2015 Amendment is qualified in its entirety by the reference to the complete text of the October 2015 Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by this reference.

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
10.1
Amendment no. 3 to the Amended and Restated Credit Agreement, dated October 30, 2015, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC, JPMorgan Chase Bank, National Association, as agent, and lenders party thereto.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 26, 2015, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: November 4, 2015