Form 10-K
period 2015-12-31
Vishay Precision Group, Inc.
filed 2016-03-09
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($15.55 on June 27, 2015), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $195,204,000. There is no non-voting stock outstanding.
As of March 9, 2016, the registrant had 12,152,803 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2015

PART I
Item 1. BUSINESS DESCRIPTION
General
Vishay Precision Group, Inc. (“VPG,” the “Company,” “we,” “us” or “our”) is an internationally recognized designer, manufacturer and marketer of sensors, and sensor-based measurement systems, as well as specialty resistors and strain gages based upon our proprietary technology. We provide precision products and solutions, many of which are “designed-in” by our customers, specializing in the growing markets of stress, force, weight, pressure, and current measurements. A significant portion of our products and solutions are primarily based upon our proprietary foil technology and are produced as part of our vertically integrated structure. We believe this strategy results in higher quality, more cost effective and focused solutions for our customers. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographic locations that also optimize our resources for specific technologies, sensors, assemblies, and systems.
The Company also has a long heritage of innovation in precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Our advanced sensor product line continues this heritage by offering high-quality foil strain gages produced in a proprietary, highly automated environment. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. This expertise served as a foundation for our expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing. Although our products are typically used in the industrial market, we believe our advanced sensors may find application outside the industrial market.
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
In 2013, we completed our first acquisition as an independent public company when we acquired substantially all of the assets of the George Kelk Corporation ("KELK"). KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used by metals rolling mills and mining applications throughout the world. As a part of our acquisition, we acquired a leased manufacturing, engineering, sales, and administrative facility in Toronto, Canada.
On December 30, 2015, we completed our acquisition of Stress-Tek, Inc. ("Stress-Tek") based in Kent, Washington. Stress-Tek is a privately held designer and manufacturer of state-of-the-art, rugged and reliable strain gage-based load cells and force measurement systems. Stress-Tek primarily operates in North America, where their sensors and display systems are used in a wide range of industries, predominantly in transportation and trucking, for timber, refuse, aggregate, mining, and general trucking applications. Stress-Tek products will be marketed under the Vulcan brand as part of the VPG Onboard Weighing offerings. As a part of the Stress-Tek acquisition, we acquired ownership of a 47,000 square foot manufacturing, engineering, sales, administrative, and warehouse facility in Kent, Washington.
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
- Tedea-Huntleigh

Our acquisitions added to our strong, diverse, global manufacturing, sales and distribution network, which includes facilities in Canada, China, Costa Rica, Germany, India, Israel, Japan, Sweden, Taiwan, the United Kingdom, and the United States.
We were incorporated in Delaware on August 28, 2009. Our principal executive offices are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355. Our main telephone number is 484-321-5300.
Key Business Vision and Strategies
Our vision is to be the leading provider of sensors, and sensor-based systems with the highest precision, quality, value, and service for measuring force (weight, pressure, torque, acceleration) and current. As part of that vision, we are a leading provider of foil specialty resistors and strain gages, which are particularly effective in precision measurement applications.
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
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we expect to result in reduced manufacturing and lead times, and increased margins. The expected benefits of this highly automated approach are the basis for a significant portion of the restructuring efforts we undertook in 2015, and which we expect to continue in 2016.
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, we continue to relocate our force sensor manufacturing from leased locations with higher labor cost to the owned facility we constructed in India. This consolidation of operations is part of our global restructuring and cost reduction program announced in November 2015.

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
Growth from Acquisitions
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. Along with our recent success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Product Segments
Foil Technology Products
The Foil Technology Products segment includes our foil resistor and strain gage operating segments. Typical applications for foil resistors include high end test equipment for the aviation, military and space, semiconductor, process control, oil and gas, and medical markets. Typical applications for strain gages, which include advanced sensor gages, are stress analysis for structural testing in the aviation, military and space, infrastructure, and construction markets. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption.
The products in these segments are based on our resistive foil technology, which continues to evolve and enables products in both segments to be suited for new and varied applications.
The manufacturing of the foil material is a critical and common component of the Company’s strain gage and precision foil resistor businesses, and as a result, we experience synergies between our foil resistor and strain gage operating segments. The production cycles for foil resistors and strain gages are similar and many of the same raw materials are utilized in the manufacturing processes for both operating segments. The foil resistor and strain gage products require a similar level of labor and capital. However, the advanced sensors’ manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we expect will result in reduced manufacturing costs and lead times, and increase margins.
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
A majority of products from the Force Sensors segment are sold to third parties as “standard catalog items,” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties and to our Weighing and Control Systems segment. Direct sales channels (field application engineers (“FAEs”)) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire primarily standard, “as is” products.
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
The Weighing and Control Systems segment acquires many of the load cells it requires from our Force Sensors segment. As such, the Company considers the load cell production line to be an integral component of the production process of our Weighing and Control Systems segment. Other major components that comprise our systems are: electronic displays; optical gages; signal processors; MEMS sensors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of force, weight, pressure, torque, tilt, motion, and acceleration. Direct sales channels (FAEs) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors and sales agents are also used, as appropriate, to market, sell, and support certain products in this segment.
Products
Our precision sensor and sensor-based systems include products such as load cells, transducers, weighing modules, and complete systems for process control and on-board weighing applications. Our precision foil resistors and strain gages are based on our proprietary foil technology, which we invented. We manufacture and sell high precision foil resistors, foil strain gages, and strain gage instruments containing foil resistors.
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

•
Foil strain gages – Strain gages, including our advanced sensors, are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Typical uses of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device, such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. A variety of physical measurements can be made using strain gages attached to metal components including force, weight, pressure, displacement, and acceleration. We sell our strain gages under the well-known Micro-Measurements brand.

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

•
Weighing and control systems – Weighing and control systems are integrated systems for the detection and measurement of weight and other types of force, primarily for use in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing. With our acquisition of Stress-Tek, we enhanced and broadened our on-board weighing offerings with products that are recognized for high quality in their markets. With our acquisition of KELK, we added certain optical gages for control systems and enhanced our other product offerings for process control in the steel mill industry. We sell our systems under a variety of brand names including BLH Nobel, KELK, and VPG Onboard Weighing.

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
Sources of Supplies
Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. The principal materials used in our products include various metallic foil alloys, aluminum, stainless steel, tool steel, plastics, and for a few products, gold. Some of the most highly specialized materials for our sensors are sourced from a single vendor. We maintain a safety stock inventory of certain critical materials at our facilities. We are taking steps to determine the use, source, and origin of any tin, tantalum, tungsten, or gold in our global product portfolio and, if appropriate, would work with our suppliers to remediate issues and source more responsibly.
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
Customers and Marketing
Our customer base is diversified in terms of industry, geographic region, and range of product needs. No single customer accounts for more than 10% of our net revenues, and only one customer accounts for more than 5%. The vast majority of our products are used in the broad industrial market, with selected uses in the military and aerospace, medical, agricultural, steel, and construction sectors. Within the broad industrial market, our products serve a wide variety of applications in waste management, bulk hauling, logging, scales manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.
Our net revenues attributable to customers by region are as follows:

	Years ended December 31,
	2015	2014	2013
Americas	40%	38%	37%
Europe	38%	40%	40%
Asia	22%	22%	23%
	100%	100%	100%
We sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), and independent distributors. We also sell directly to end-use customers. During 2015, sales channels for our three reporting segments were as follows:

	Foil Technology Products	Force Sensors	Weighing and Control Systems
OEMs	39%	61%	49%
EMS	11%	—%	—%
Distributors	29%	33%	13%
End users	21%	6%	38%
	100%	100%	100%
Many of our products have historically been sold by dedicated sales forces, consisting mainly of FAEs focusing on specific market segments or specific customers. The FAEs help identify the products in our portfolio that best meet the needs of our customers and provide technical and applications support. Their in-depth knowledge of customer needs is a key factor in new product design and future research and development initiatives.
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
Our foil resistors, where we maintain a leading market share, and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Competition in our

Foil Technology Products segment includes HBM, an operating company of Spectris. Competitors in our Force Sensors segment include HBM, Zemic, Keli, and Flintec. Competitors in our Weighing and Control Systems segment include Roper Industries, ABB, and Mettler Toledo.
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
We maintain strategically placed design centers for each of our business segments where proximity to customers enables us to more easily monitor and satisfy the needs of local markets. These design centers are located in the United States, Israel, Canada, Sweden, Japan, the United Kingdom, India, the People’s Republic of China, the Republic of China (Taiwan), Germany, and France.
We also maintain research and development staff, and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized system encourages individualized product development at specific manufacturing facilities that occasionally has applications at other facilities.
Our research and development staff and our sales force are closely linked. Our sales force is comprised of individuals with an engineering background who can help meet the needs of our customers for technical and applications support. This in-depth knowledge of customer needs and specifications is a key factor in future research and development initiatives.
Research and development will continue to play a key role in our efforts to introduce innovative products for new sales, and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base and, ultimately, our financial performance. To that end, we expect to sustain or increase our R&D expenditures in order to fill the product development pipeline and lay the foundation for future sales growth.
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
Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have obtained numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents, or the likelihood that pending patents will be issued.
We require all of our technical, research and development, sales and marketing, and management employees, and most consultants and other advisors to execute confidentiality agreements upon the commencement of employment, or consulting relationships with us. These agreements provide that all confidential information developed, or made known to the entity or individual during the course of the entity’s or individual’s relationship with us, is to be kept confidential and not disclosed to third parties except in specific circumstances. Substantially all of our technical, research and development, sales and marketing, and management employees have entered into agreements providing for the assignment to us of rights to inventions made by them while employed by us.
Environmental, Health and Safety
We have an Environmental, Health and Safety Policy that commits us to achieve health and safety for employees and protection of the environment, to maintain compliance with applicable environmental, health and safety laws, to promote proper management of hazardous materials, and to minimize the hazardous materials generated in the course of our operations. In addition, our manufacturing operations are subject to various regional, federal, state, and local laws restricting discharge of materials into the environment. We are not involved in any pending or threatened proceedings that would require curtailment of our operations.
Employees
As of December 31, 2015, we employed approximately 2,352 total employees, substantially all of which were full-time employees. Approximately 87% of the employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United

States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.
Executive Officers
The following table sets forth certain information regarding our executive officers as of March 9, 2016:

Name	Age	Positions
Ziv Shoshani	49	Chief Executive Officer, President, and Director
William M. Clancy	53	Executive Vice President and Chief Financial Officer
Roland B. Desilets	54	Vice President, General Counsel, and Secretary
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
Roland B. Desilets is our Vice President, General Counsel, and Secretary. He joined VPG in March 2010 after serving as Executive Vice President, General Counsel, and Secretary for QAD, Inc. (NASDAQ:QADA/QADB) from 2001 to 2009. Prior to that time he spent one year as Executive Vice President, General Counsel, and Secretary of Atlas Commerce, Inc., a Safeguard Scientifics (NYSE:SFE) partner company. Mr. Desilets initially joined QAD, Inc. in 1993, serving as Regional General Counsel until 1998, when he was named General Counsel. Previously, he was Intellectual Property Counsel for Unisys Corporation. Mr. Desilets holds a juris doctor degree from Widener University Delaware School of Law, a master of science degree in computer science from Villanova University, and a bachelor of science degree in physics from Ursinus College.
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
Any of the above documents can also be obtained in print by any stockholder, upon request to our Investor Relations Department at the following address:
Corporate Investor Relations
Vishay Precision Group, Inc.
3 Great Valley Parkway, Suite 150
Malvern, PA 19355

Item 1A. RISK FACTORS
You should carefully consider the following risks and other information in this Form 10-K in evaluating our company and common stock. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations or financial condition, and could also adversely affect the trading price of our common stock.
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
Our business structure emphasizes vertical product integration. For example, we use our strain gages in our force sensor products and our force sensor business is our largest customer (by volume) for our strain gages. Similarly, our weighing and control systems business uses our force sensor products in its systems. Many of our acquisitions, which form the core operations of our business, had the effect of extending our vertical integration.
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
Such acquisitions or investments involve a number of risks, including the following:

•	we may be unable to achieve the anticipated benefits from the acquisition or investment;

•	we may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty incorporating the acquired technologies or products into our existing solutions;

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues, and the complexity of managing geographically and culturally diverse locations; and

•	we may lose customers of those companies due to the change in control or for other reasons.

The factors noted above could have a material adverse effect on our business, results of operations, and financial condition or cash flows, particularly in the case of a larger acquisition. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as out-of-pocket costs.
Future acquisitions may require us to incur or issue additional indebtedness or issue additional equity.
If we were to undertake future substantial acquisitions for cash, these acquisitions would likely need to be financed in part through bank borrowings, or the issuance of public or private debt. This acquisition financing would likely decrease our ratio of earnings to fixed charges and adversely affect other credit metrics. Our revolving credit facilities require us to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios. We cannot assure that the necessary acquisition financing would be available to us on acceptable terms, if and when, required. If we were to make an acquisition with equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.
We may experience difficulties, delays, or unexpected costs in completing our cost reduction programs.
To remain competitive, particularly when business conditions are difficult, we sometimes take steps to reduce our cost structure by restructuring our existing businesses to achieve efficiencies, eliminate redundant functions, facilities and staff positions, and move operations, where possible, to reduce labor or other costs. In 2015, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. The Company recorded restructuring costs of approximately $4.5 million during 2015 in relation to cost reduction programs at its subsidiaries in Asia, United Kingdom, United States, Canada, and Israel. We expect to complete the implementation of several cost reduction programs in 2016, including the closure of our Beijing, China force sensor facility, and the further consolidation of certain product lines and functions in the Foil Technology Product and Force Sensors segments.
We expect to realize the full benefit of the cost reduction programs that we initiated in 2015 by the year 2017. However, we may not realize, in full or in part, the anticipated benefits of these programs without encountering difficulties, which may include complications in the transfer of production knowledge, loss of key employees and/or customers, and the disruption of ongoing business. Any of these difficulties could delay and/or undermine our ability to realize the benefits of these cost reduction programs, as well as potentially adversely affecting our customer relationships and operations.
Our business is cyclical, and in periods of increased economic strength, we may experience intense demand for our products. If our cost reduction programs and related restructuring result in us not being able to satisfy our customer’s demand for products during a rising economy, and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our operations, financial condition, and results of operations.
We might require additional capital to support business growth and this capital might not be available.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new offerings or enhance our existing offerings, enhance our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
We have implemented, and continue to implement, new enterprise resource planning (“ERP”) systems in different parts of our business. ERP systems are integral to our ability to accurately and efficiently manage our manufacturing and sales activities, and provide critical business information to management. The implementation of an ERP system may cause us to incur additional costs, shipment delays, and related customer dissatisfaction; expend employee (including Company management) time and attention; and otherwise burden our internal resources. Any difficulties we encounter with the implementation or successful operation of an ERP system could damage the effectiveness of our business processes and could adversely impact our ability to accurately and effectively forecast and manage sales demand, manage our supply chain, and report management information on an accurate and timely basis, any of which could have a material adverse effect on our business and results of operations.

To remain successful, we must continue to innovate, and our investments in new technologies may not prove successful.
Our future operating results depend on our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change, that customers may be unwilling, or unable, to adopt the new products or methods of using them, that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands, or that such products will experience quality or other qualification issues with our customers as they, and we, gain experience with qualifying them and using them. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.
Our success is dependent upon our ability to protect our proprietary technology and other intellectual property.
We rely on a combination of the protections provided by applicable patent, trademark, copyright, and trade secret laws, as well as on confidentiality procedures and other contractual arrangements, to establish and protect our rights in our technology, and related materials and information. We enter into agreements with our customers and distributors. These agreements contain confidentiality and non-disclosure provisions, a limited warranty covering our products, and indemnification for the customer from infringement actions related to our products.
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in April 2015, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. In China, for instance, the USTR is concerned about the existence of serious obstacles to the effective protection of intellectual property rights, including the concern that China may treat foreign owned intellectual property differently than that owned or developed in China, including measures that require or pressure rights holders to transfer intellectual property rights from foreign to domestic entities. The USTR has also stated that the theft of trade secrets in China is of particular concern, with theft occurring inside and outside China for the competitive advantage of Chinese state-owned and private companies. The USTR also expressed concern that India continues to have a weak legal framework and enforcement system for intellectual property rights. Algeria, Argentina, Chile, Ecuador, Indonesia, Kuwait, Pakistan, Russia, Thailand, Ukraine, and Venezuela were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
The success of our business is highly dependent on maintenance of intellectual property rights.
The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. We seek to protect trade secrets and our other proprietary technology, in part, by requiring each of our employees to enter into non-disclosure and intellectual property assignment agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made, or contributed, by the employee during his or her employment. Generally, we do not enter into non-compete arrangements with our employees, with the exception of certain executives and, in some cases, one or more of the principals of the businesses that we acquire.
All of these types of agreements may be breached or be found unenforceable, and we may not have an adequate remedy for any such breach of, or inability to enforce, these agreements. We may initiate, or be subject to, claims or litigation for infringement of proprietary rights, or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements, and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.
We may be exposed to product liability claims.
While our agreements with our customers and distributors typically contain provisions designed to limit our exposure to potential material product liability claims, including appropriate warranty, indemnification, damages waiver, and limitation of liability provisions, it is possible that such provisions may not be effective under the laws of some jurisdictions, thus exposing us to substantial liability. Moreover, defending a suit, regardless of its merits, could entail substantial expense, and require the time and attention of key management personnel. If product liability claims are brought against us, the costs associated with defending such claims may adversely affect our results of operations and future cash flows.

We must expend significant resources to obtain design wins without assurance that we will be successful.
In many cases, we must initiate communication with our customers, and convince the customer that our products and systems will offer solutions for its business that are technically superior and more cost effective compared to their existing arrangements. To do so, we must often expend significant financial and human resources to develop technologically compelling products or systems with no guarantee that they will be adopted by our customers. The non-recurring engineering (“NRE”) costs for product development in these cases could be substantial, and may adversely affect our profitability if we are unable to recover these costs.
Also, customers will often require a lengthy period of on-site testing before committing to purchase a product or system, during which period we will not receive material revenue from the customer. While a design win for our products and systems may result in a long period of recurring revenue during which we hope to recover our costs, we must often internally finance our development costs over significant time periods. If our products or systems fail to gain acceptance with our customers, we will be forced to absorb any NRE costs, which could adversely affect our business if these costs are substantial.
The long development times for certain of our products and systems may result in unpredictable fluctuations in revenue and results of operations.
Our force sensor products, and weighing and control systems, often involve long product development cycles, both to develop the product or system and to secure customer acceptance following what may be a lengthy on-site testing period. During product development and testing, we may incur substantial costs without corresponding revenues. If our custom product or system is ultimately accepted by the customer, we may then begin to realize substantial revenues from our development efforts.
In particular, our weighing and control systems can be priced for several hundred thousand dollars per unit, so that a contract to acquire one or more units can materially contribute to our revenues during the period or periods that we are permitted to recognize the contract revenues for accounting purposes. The nature of our weighing and control products and systems, and in particular, the products and systems manufactured by the steel business, may therefore result in substantial fluctuations in our operating results, including revenues and profitability, from period to period, even though there has been no fundamental change in our business or its prospects. Further, customers may request a delay in shipping a product they have ordered due to changes in their business needs, which may delay the revenue recognition for the product until shipment occurs. This may make it difficult for investors to undertake period-to-period comparisons of our performance. Also, the fluctuating nature of key components of our revenues may limit the visibility of our management regarding performance in future periods, and make it more difficult for our management to provide guidance to our investors.
We may not have adequate facilities to satisfy future increases in demand for our products.
Our business is cyclical and in periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing capacity to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and physical constraints on expansion at our facilities. If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations. Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recedes, resulting in inefficient use of capital, adversely affecting our business.
The nature of the market for our products may render them particularly susceptible to downturns in the economic environment.
Our products are designed to replace and provide superior functionality over existing product infrastructure utilized by our customers. Often, it is only after introductory demonstrations by our sales and engineering teams that our customers come to appreciate the advantages of our products and systems, and the long-term benefits of their adoption. An economic downturn or extended period of economic uncertainty may make customers less receptive to adopting new technological solutions at our suggestion - even ones with demonstrated operational and financial advantages. During these periods, customers may defer, or even cancel, orders for products and systems for which they have previously contracted, or given indications of interest.
Also, because our business is concentrated largely in the industrial sector, we do not benefit from countervailing fluctuations in consumer demand. As a result, our business may be more significantly affected by the consequences of a general economic slowdown than other segments of our industry, and may also take longer to recover from the effects of a slowdown.
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
Our weighing and control systems combine sophisticated electronic hardware and computer software. We believe that the sophistication of our systems contributes to their competitive advantage over similar products offered by other system integrators. We go to substantial lengths to assure that our system products are free of design flaws when they are delivered to our customers for installation and testing. However, due to the systems’ complexity, design flaws may occur and require correction. If the requisite corrections are substantial, or difficult to implement due to the systems’ complexity, we may not be able to recover the costs of correction and retesting, with the result that our profit margins on these systems could be substantially reduced, or even negated by losses, and our results of operations could be materially and adversely affected.
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
Pursuant to the SEC’s “conflict minerals” rules, reporting companies that determine that certain metals, dubbed “conflict minerals” by the SEC (which include tantalum, gold, tin, and tungsten sourced from the Democratic Republic of the Congo or adjoining countries), are necessary to the functionality or production of a product they manufacture, or contract to have manufactured, must file a specialized disclosure form with the SEC. We use raw materials that are subject to conflict minerals rules. The compliance with the SEC's related disclosure requirements may affect the sourcing and availability of minerals used in the manufacture of our products. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to materially verify the origins of all "in scope" metals used in our products.
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
The competitive environment of our business requires us to attract and retain highly qualified personnel to develop technological innovations and bring them to market on a timely basis. Our complex operations also require us to attract and retain highly qualified administrative personnel in functions such as legal, tax, accounting, business development, financial reporting, and treasury. The market for personnel with such qualifications is highly competitive. We have not entered into employment agreements with many of our key personnel.

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

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing, and transmitting sensitive information pertaining to our business, customers, suppliers, employees, and other sensitive matters. Any cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers or employees; and jeopardize the security of our facilities. Because techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques, or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication, and could create financial liability, subject us to legal or regulatory sanctions, or damage our reputation with customers, suppliers, and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition, and cash flows.
Future changes in our environmental liability and compliance obligations may harm our ability to operate or increase costs.
Our manufacturing operations, products and/or packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, the handling, disposal, and remediation of hazardous substances, wastes, and certain chemicals used or generated in our manufacturing processes, workplace health and safety labeling, or other notifications with respect to the content, or other aspects of our processes, products or packaging, restrictions on the use of certain materials in or on design aspects of our products or packaging, and responsibility for disposal of products or packaging. New liabilities could arise, and we may have unavoidably inherited certain pre-existing environmental liabilities, generally based on successor liability doctrines. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future operation, acquisition or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our operations. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with these regulations.
Our credit facilities subject us to financial and operating restrictions.
We maintain revolving credit agreements and term loans with banks that we use, or may use, for working capital, acquisition financing, and other purposes. These credit facilities subject us to certain restrictions which may affect, and in some cases significantly limit or prohibit, among other things, our ability to:

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
We have manufacturing and other facilities in countries around the world. Unexpected events, including fires or explosions at facilities; natural disasters, such as flooding, hurricanes, and earthquakes; war or terrorist activities; unplanned outages; supply disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. If adverse conditions were to arise with respect to any of our facilities as a result of a natural disaster or other unexpected event, they may result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities, the temporary disruptions of information systems, and/or an adverse effect on our results of operations.
Changes in our tax rate or exposure to additional income tax liabilities could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.
We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate can be affected by changes in the mix of earnings in countries with differing statutory tax rates (including as a result of business acquisitions and dispositions), changes in the valuation of deferred tax assets and liabilities, accruals related to contingent tax liabilities, the results of audits and examinations of previously filed tax returns, and changes in tax laws.
Any of these factors may adversely affect our tax rate and decrease our profitability. The amount of income taxes we pay is subject to audit by U.S. federal, state, local, and foreign tax authorities. If these tax audits result in assessments, our future results may be unfavorably impacted.
As a global business, we have a complex tax structure, and there is a risk that the tax authorities will disagree with our transfer pricing.
We are subject to complex transfer pricing regulations in the U.S. and foreign countries in which we operate. Transfer pricing regulations generally require that transactions between related companies be determined comparable to transactions on an arm’s length basis and that contemporaneous documentation be maintained to support the pricing used. Although transfer pricing standards are generally similar in many of the countries in which we operate, there is still a relatively high degree of uncertainty and inherent subjectivity in complying with these requirements. This topic has received additional scrutiny in recent years, including the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. To the extent that any tax authority disagrees with our transfer pricing practices, we could incur significant costs to defend our position and could be subject to significant additional tax liabilities, interest, and penalties.
We may not be able to realize our deferred tax assets which would adversely impact tax expense in future periods.
We regularly assess the ability to realize deferred tax assets in each jurisdiction in which we operate based on a number of factors, including historic operating results, estimates of future earnings, the economic environment, the nature and character of the income, and the existence of cost effective tax planning strategies. This assessment requires significant judgment. If we determine that deferred tax assets are not more likely than not to be realized, we record a valuation allowance to reduce deferred tax assets to a level that is expected to be realized. If we subsequently determine that realization becomes more likely than not, a valuation allowance will be reversed. Any increase or decrease in our valuation allowances could have a significant impact on our financial results.
Approximately 90% of our cash and cash equivalents and short-term investment balances were held by our non-U.S. subsidiaries.
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2015, $56.6 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States. At the present time, we expect the cash and profits generated by our foreign subsidiaries will be indefinitely reinvested outside of the United States. Accordingly, no provision has been made for foreign withholding taxes or U.S. federal and state income taxes on these foreign earnings. Our ability to repatriate cash to the United States from a foreign country may be limited by foreign country laws regulating the distribution of cash and earnings. If we decide to repatriate cash to the United States and are able to do so, we could be subject to additional U.S., state, and foreign income taxes, and withholding taxes.

We use the mark Vishay under license from Vishay Intertechnology, which could result in product and market confusion.
We use the mark Vishay as part of our name and in connection with many of our products. Our use of the Vishay mark is governed by an agreement between us and Vishay Intertechnology, giving us a perpetual, royalty-free, worldwide license for the use of the mark. We believe that it is important that we continue the use of the Vishay name, to a certain extent, in order to benefit from the reputation of the Vishay brand, which was first used in connection with our foil resistors and strain gages when Vishay Intertechnology was founded 50 years ago.
There are risks associated with our use of the Vishay mark, however, both for us and for Vishay Intertechnology. Because both we, and Vishay Intertechnology, use the Vishay mark, confusion could arise in the market regarding the products offered by the two companies, and there could be a misplaced perception of our continuing to be associated with Vishay Intertechnology. Also, any negative publicity associated with one of the two companies in the future could adversely affect the public image of the other. Finally, Vishay Intertechnology will have the right to terminate the license agreement, in certain extreme circumstances, if we are in material and repeated breach of the terms of the agreement, which would likely have an adverse effect on us and our business.
Risks relating to our operations outside the United States
We obtain substantial benefits by operating in Israel, but these benefits may not continue.
We have substantial operations in Israel. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have the general effect of increasing our net earnings. Any significant increase in the Israeli tax rates could have an adverse impact on our results of operations. There can also be no assurance that, in the future, the Israeli government will offer new tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received prior to 2015, or that we will be eligible to benefit from them.
We attempt to improve profitability by operating in countries in which manufacturing efficiencies may be achieved, but the shift of operations to these regions may entail considerable expense.
Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries in which we have existing capacity, as well as countries with lower production costs or other benefits, such as India, Israel, the People’s Republic of China, and the Republic of China (Taiwan). During this process, we may experience under-utilization of certain plants and factories in higher-cost regions, and capacity constraints in plants and factories located in lower-cost regions. Also, we may experience delays in the expected transition from a higher-cost location to a lower-cost one that results in greater than expected use of the higher-cost facility. This transitional utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with workforce reductions and plant closings in the higher-cost regions, start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions. In addition, as we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of layoffs or termination of our employees in higher-cost countries.
In connection with the transfer of manufacturing operations to lower-cost countries, and upgrading of existing facilities in higher-cost countries, we are also increasing the level of automation in our plants to optimize our capital and labor resources in production, inventory management, quality control, and warehousing. Although we have substantial experience with automation in several of our plants in higher-cost countries, there are risks in automating plants which previously did not use a significant amount of automation, including the possibility of inefficiencies and higher operating costs in the transition from manual to automated operations. If the transition extends longer than anticipated, we could suffer product yield inefficiencies, contributing to higher product costs and increasing the time it will take for us to achieve a return on our investment in the capital equipment involved in the automation process. Furthermore, any layoffs or termination of our employees as a result of increased automation may lead to strikes or other types of labor unrest. If we experience these types of inefficiencies, they could have an adverse effect on our operating results, customer relationships, and financial condition.
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
Our significant foreign subsidiaries are located in the United Kingdom, Canada, Germany, Israel, Japan, and India. Our operations in Europe, Canada and certain locations in Asia primarily generate and expend cash in local currencies. Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency exchange rate risk is mitigated to the extent that the costs incurred, and the revenues earned, in a particular currency offset one another. Our exposure to foreign currency exchange rate risk is more pronounced in situations where, for example, production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars. This situation in particular applies to our operations in Canada, India, Israel, China, and Taiwan.
As of December 31, 2015, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
The market price of our common stock, and the number of shares traded each day, has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

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
A significant drop in our stock price could expose us to costly and time consuming litigation, which could result in substantial costs, and divert management’s attention and resources, resulting in an adverse effect on our business.
The holders of Class B convertible common stock have effective voting control of our company.
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors, and approve other actions as stockholders, without the approval of our other stockholders. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 34.3% of the total voting power of our capital stock as of December 31, 2015.
Your percentage ownership of our common stock may be diluted in the future.
Your percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers, and employees, as well as due to certain convertible or exchangeable debt instruments. The Vishay Precision Group, Inc. 2010 Stock Incentive Program provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers, and other employees, advisors and consultants.

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

These provisions could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price or otherwise be considered favorable by our stockholders.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 21 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Wendell, North Carolina USA	Foil Technology Products	147,000
Chennai, India (a)	Force Sensors	129,000
Holon, Israel	Foil Technology Products	97,000
Karmiel, Israel	Force Sensors	80,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Kent, Washington	Weighing and Control Systems	47,000
Akita, Japan (b)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000
Alajuela, Costa Rica	Foil Technology Products	8,000

Third-Party Leased Locations
Toronto, Canada	Weighing and Control Systems	91,000
Tianjin, People’s Republic of China	Force Sensors	67,000
Rancho Cucamonga, California USA	Force Sensors/Weighing and Control Systems	54,000
Omer, Israel	Foil Technology Products	24,000
Beijing, People’s Republic of China	Force Sensors	16,000
Holon, Israel	Foil Technology Products	16,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Malvern, Pennsylvania USA	Corporate	8,000
Teltow, Germany	Foil Technology Products	6,000
Alajuela, Costa Rica	Foil Technology Products	2,000

(a)	The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire, or in finding alternative facilities.
Our corporate headquarters are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355.
Item 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings that constitute ordinary, routine litigation incidental to our business. In our opinion, the disposition of these proceedings will not have a material adverse effect on our business or our financial condition, results of operations, and cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 856 at March 9, 2016.

	2015		2014
	High	Low	High	Low
Fourth Quarter	$13.02	$10.96	$17.95	$14.76
Third Quarter	$15.55	$10.25	$17.21	$14.10
Second Quarter	$16.18	$12.74	$18.29	$15.01
First Quarter	$17.65	$14.52	$17.89	$13.63
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 9, 2016 we had outstanding 1,025,158 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.8% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 34.3% of the total voting power of our capital stock as of December 31, 2015.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the companies contained in the peer group are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2010, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Vishay Precision Group, Inc.	Cumulative $	100.00	84.82	70.17	79.03	91.08	60.08
Russell 2000 Index	Cumulative $	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group *	Cumulative $	100.00	94.44	126.45	159.45	184.71	179.31

*The management selected peer group includes: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2015 and the balance sheet data as of December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from our audited consolidated financial statements.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2015	2014 (a)	2013 (a)	2012 (a)	2011 (a)
Statement of Operations Data:
Net revenues	$232,178	$250,028	$238,589	$217,616	$238,107
Costs of products sold	147,949	159,254	155,134	142,567	155,181
Gross profit	84,229	90,774	83,455	75,049	82,926

Selling, general, and administrative expenses	71,282	77,034	74,059	63,692	66,666
Acquisition costs	185	—	794	275	—
Impairment of goodwill and indefinite-lived intangibles	4,942	5,579	—	—	—
Restructuring costs	4,461	668	538	—	—
Operating income	3,359	7,493	8,064	11,082	16,260

Other income (expense):
Interest expense	(771)	(882)	(967)	(266)	(276)
Other	(2,082)	(740)	(1,354)	331	(1,734)
Other (expense) income - net	(2,853)	(1,622)	(2,321)	65	(2,010)

Income before taxes	506	5,871	5,743	11,147	14,250

Income tax expense (benefit)	13,500	2,613	1,251	(1,144)	4,258

Net (loss) earnings	(12,994)	3,258	4,492	12,291	9,992
Less: net earnings attributable to noncontrolling interests	14	178	56	73	23
Net (loss) earnings attributable to VPG stockholders	$(13,008)	$3,080	$4,436	$12,218	$9,969

(Loss) earnings per share data:
Basic	$(0.96)	$0.22	$0.33	$0.91	$0.75
Diluted	$(0.96)	$0.22	$0.32	$0.88	$0.72

Weighted average shares outstanding - basic	13,485	13,755	13,563	13,367	13,343
Weighted average shares outstanding - diluted	13,485	13,977	13,944	13,889	13,834

Balance Sheet Data:
Cash and cash equivalents	$62,641	$79,642	$72,809	$93,839	$80,828
Total assets	264,301	286,923	294,702	264,331	257,671
Long-term debt, less current portion	31,591	17,713	22,936	11,154	11,463
Working capital	121,065	131,714	137,391	153,642	141,216
Total VPG stockholders' equity	172,256	199,651	206,046	197,879	185,551

(a)
As described in more detail in Note 1 to the consolidated financial statements included herein, the prior period amounts reported above have been restated to correct certain immaterial errors within our Indian subsidiary's financial statements and for other minor adjustments.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
VPG is an internationally recognized designer, manufacturer and marketer of sensors, and sensor-based measurement systems, as well as specialty resistors and strain gages based upon our proprietary technology. We provide precision products and solutions, many of which are “designed-in” by our customers, specializing in the growing markets of stress, force, weight, pressure, and current measurements. A significant portion of our products and solutions are primarily based upon our proprietary foil technology and are produced as part of our vertically integrated structure. We believe this strategy results in higher quality, more cost effective and focused solutions for our customers. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality. Our global operations enable us to produce a wide variety of products in strategically effective geographic locations that also optimize our resources for specific technologies, sensors, assemblies, and systems.
The Company also has a long heritage of innovation in precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Our advanced sensor product line continues this heritage by offering high-quality foil strain gages produced in a proprietary, highly automated environment. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. This expertise served as a foundation for our expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing. Although our products are typically used in the industrial market, we believe our advanced sensors may find application outside the industrial market.
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
VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells, and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control, and on-board weighing applications.
As previously reported in our Quarterly Report on Form 10-Q for the period ended June 27, 2015, the Company determined that transactions at one of its Indian subsidiaries had been recorded in their local currency, the Indian rupee, instead of their functional currency, the U.S. dollar, in prior periods. Consequently, the Company has restated prior period amounts to correct these errors, as well as certain other immaterial errors related to prior periods. All periods presented in this report reflect the impact of this restatement.
Net revenues for the year ended December 31, 2015 were $232.2 million versus $250.0 million for the prior year. Net (loss) earnings attributable to VPG stockholders for the year ended December 31, 2015 were $(13.0) million, or $(0.96) per diluted share, versus $3.1 million, or $0.22 per diluted share, for the prior year. Foreign currency exchange rates for the year ended December 31, 2015 as compared to the prior year period had a negative impact on net earnings of $2.0 million, or $0.15 per diluted share.
The results of operations for the years ended December 31, 2015 and 2014 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted net earnings (loss), and adjusted net earnings (loss) per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit margin, adjusted net earnings (loss), and adjusted net earnings (loss) per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Years ended December 31,
	2015	2014
Gross profit	$84,229	$90,774
Gross profit margin	36.3%	36.3%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	172	75

Adjusted gross profit	$84,401	$90,849
Adjusted gross profit margin	36.4%	36.3%

	Years ended December 31,
	2015	2014
Net (loss) earnings attributable to VPG stockholders	$(13,008)	$3,080

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	172	75
Acquisition costs	185	—
Impairment of goodwill and indefinite-lived intangibles	4,942	5,579
Restructuring costs	4,461	668

Less: reconciling items affecting income tax expense
Tax effect of adjustments for purchase accounting, acquisition costs, impairment charges and restructuring costs, and discrete tax items	(10,980)	(356)
Adjusted net earnings attributable to VPG stockholders	$7,732	$9,758

Weighted average shares outstanding - diluted	13,485	13,977

Adjusted net earnings per diluted share	$0.57	$0.70

(a)	Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory and advance customer payments.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2014 and through the fourth quarter of 2015 (dollars in thousands):

	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015
Net revenues	$60,224	$56,608	$59,508	$57,149	$58,913

Gross profit margin	34.0%	37.1%	35.3%	37.5%	35.2%

End-of-period backlog	$58,500	$59,200	$54,600	$52,200	$48,800

Book-to-bill ratio	1.00	1.05	0.91	0.97	0.95

Inventory turnover	2.97	2.60	2.75	2.54	2.77

	4th Quarter 2014	1st Quarter 2015	2nd Quarter 2015	3rd Quarter 2015	4th Quarter 2015
Foil Technology Products
Net revenues	$26,397	$25,061	$26,155	$27,000	$26,244
Gross profit margin	37.3%	41.4%	39.6%	42.0%	36.5%
End-of-period backlog	$26,300	$28,500	$25,900	$23,400	$22,500
Book-to-bill ratio	1.02	1.12	0.90	0.90	0.97
Inventory turnover	3.36	2.88	2.99	2.83	2.99
Force Sensors
Net revenues	$17,408	$15,237	$15,645	$14,580	$15,586
Gross profit margin	21.9%	21.8%	19.0%	21.0%	20.2%
End-of-period backlog	$12,100	$11,600	$11,300	$11,600	$11,500
Book-to-bill ratio	0.97	0.98	0.98	1.03	1.00
Inventory turnover	2.32	1.98	2.04	1.82	2.06
Weighing and Control Systems
Net revenues	$16,419	$16,310	$17,708	$15,569	$17,083
Gross profit margin	41.6%	44.6%	43.6%	45.4%	47.0%
End-of-period backlog	$20,100	$19,100	$17,400	$17,200	$14,800
Book-to-bill ratio	1.01	1.00	0.88	1.05	0.89
Inventory turnover	3.82	3.91	4.38	3.84	4.15

Net revenues for the fourth quarter of 2015 increased 3% from the net revenues reported in the third quarter of 2015, and decreased 2.2% from $60.2 million of net revenues for the comparable prior year period. Higher net revenues in the Force Sensors and Weighing and Control Systems segments were due to higher volumes in each segment, partially offset by a decrease in net revenues in our Foil Technology Products segment, where we experienced lower volume. Net revenues for the fourth quarter of 2015 were negatively impacted by the effect of foreign exchange rates of $3.6 million as compared to the fourth quarter of 2014. Exchange rates had minimal impact on net revenues from the third quarter of 2015 to the fourth quarter of 2015.
The gross profit margin in the fourth quarter of 2015 increased 1.2% as compared to the fourth quarter of 2014. Higher gross profit margin in the Weighing and Control Systems segment was partially offset by declines in the gross profit margins in the Foil Technology Products and Force Sensors segments. The gross profit margin in the fourth quarter of 2015 decreased 2.3% from the third quarter of 2015. Higher gross profit margin in the Weighing and Control Systems segment was offset by declines in the gross profit margins in the Foil Technology Products and Force Sensors segments.
The Foil Technology Products segment revenues were $26.2 million in the fourth quarter of 2015, down 0.6% from $26.4 million in the fourth quarter last year, and down 2.8% from $27.0 million in the third quarter of 2015. The decrease was mainly due to lower volume from the test and measurement market sector coming mainly from the Americas and Europe. The gross profit margin decreased from the comparable prior year period primarily due to negative effects of exchange rates. The sequential gross profit margin decrease was due to lower volume and additional costs for expansion of our advanced sensor platform.
The Force Sensors segment net revenues of $15.6 million improved 6.9% compared to revenues of $14.6 million in the prior quarter due to higher volume across all regions, predominantly in the precision weighing market sector. Revenues in the fourth quarter of 2015 were down 10.5% compared to $17.4 million in the fourth quarter last year. Decreased year-over-year revenues are attributable primarily to lower volume. The gross profit margin for the quarter decreased from the comparable prior year period primarily due to lower volume. Despite an increase in revenues, the sequential gross profit margin decreased due to reduction of inventory.
The Weighing and Control Systems segment net revenues improved to $17.1 million in the fourth quarter of 2015, up 4.0% from $16.4 million in the fourth quarter last year, and up 9.7% from $15.6 million in the third quarter of 2015. Increased year-over-year and sequential revenues are attributable primarily to higher volume from our steel industry business and from our precision weighing business in Asia and Europe. The gross profit margin for the segment was 47.0% in the fourth quarter of 2015 (47.8% excluding the KELK acquisition purchase accounting adjustments of $0.1 million) versus 41.6% in the fourth quarter of 2014 and 45.4% in the third quarter of 2015. The year-over-year and sequential increases in gross profit margin are primarily due to higher volume.
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
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we expect to result in reduced manufacturing and lead times, and increased margins. The expected benefits of this highly automated approach are the basis for a significant portion of the restructuring efforts we undertook in 2015, and which we expect to continue in 2016.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, we continue to relocate our force sensor manufacturing from leased locations with higher labor cost to the owned facility we constructed in India. This consolidation of operations is part of our global restructuring and cost reduction program announced in November 2015.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. Along with our recent success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $9.6 million, $10.1 million, and $9.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Cost Management
To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-cost countries to lower-cost countries. This may enable us to become more efficient and cost competitive, and also maintain tighter controls of the operation.
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
The Company recorded restructuring costs of $4.5 million, $0.7 million, and $0.5 million during the years ended December 31, 2015, 2014, and 2013, respectively. Restructuring costs were comprised of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
We are evaluating plans to further reduce our costs by consolidating additional manufacturing operations. These plans may require us to incur restructuring and severance costs in future periods. While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service, or our ability to further develop products and processes.
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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the year. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statements of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2015, exchange rate impacts reduced net revenues by $17.5 million, and reduced costs of products sold and selling, general, and administrative expenses by $16.4 million, when compared to the prior year. For the year ended December 31, 2014, exchange rate impacts reduced net revenues by $0.8 million, and costs of products sold and selling, general, and administrative expenses by $1.2 million, when compared to the prior year. For the year ended December 31, 2013, exchange rate impacts reduced net revenues by $2.1 million, and costs of products sold and selling, general, and administrative expenses by $0.6 million, when compared to the prior year.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements.
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

Estimates of Restructuring and Severance Costs
To maintain our cost competitiveness, we are shifting manufacturing emphasis to more advanced automation in higher-cost regions and relocating production to regions with skilled workforces and relatively lower labor costs. We could also incur similar costs after we acquire companies.
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
Because these costs are recorded based on estimates, our actual expenditures for restructuring activities may differ from the initially recorded costs. If this happens, we will need to adjust our estimates in future periods, either by recording additional expenses in future periods if our initial estimates were too low, or by reversing part of the charges that we recorded initially if our initial estimates were too high.
Goodwill and Other Intangible Assets

Goodwill, indefinite-lived trademarks, and in-process research and development ("IPRD") assets are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. We estimate the fair value of our reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the goodwill impairment. To measure the amount of the impairment, we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified.

We estimate the fair value of our IPRD asset using an income approach to valuation, whereby we estimate the future cash flows associated with the IPRD and discount those cash flows back to their net present value using a discount rate determined using the capital asset pricing model, and adjusted for the forecast risk inherent in our projections of cash flows associated with this asset. Our estimates of cash flows include revenues to be generated by the products supported by the IPRD and the expected profits on those product sales.

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

During 2015 and 2014, we recognized impairment losses associated with the goodwill and indefinite lived intangible assets from the KELK acquisition, which were recognized in the third quarter of fiscal 2015 and the fourth quarter of fiscal 2014. The impairments were driven principally by the impacts of excess steel manufacturing capacity, particularly in China, on our current and forecasted sales of product manufactured and sold by the reporting unit with the impairment losses. After considering the impact of the impairment charges, the carrying value of goodwill, indefinite-lived trade names, and IPRD of this reporting unit as of December 31, 2015 was $6.2 million, $1.0 million, and $0.1 million, respectively. The carrying values of goodwill, indefinite-lived trade names, and IPRD of this reporting unit as of December 31, 2014 were $12.8 million, $1.4 million, and $0.1 million, respectively. Additional impairments could be recognized in the future to the extent that actual future operating results of the reporting unit are less favorable than those included in the forecasts used to derive our estimates of the fair value of the reporting unit, trade name, and IPRD. We believe that our estimates of the future operating performance of the reporting unit are reasonable in the circumstances and were based on the best available information as of the dates of our impairment tests.
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
Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 88% of our retirement obligations at December 31, 2015. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We believe that the current assumptions used to estimate plan obligations and annual expense are appropriate in the current economic environment. However, if economic conditions change, we may be inclined to change some of our assumptions, and the resulting change could have a material impact on the consolidated statements of operations and on the consolidated balance sheets.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits are based on our best assessment of estimated current and future taxes to be paid and our ability to realize deferred tax assets. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates must be made to determine our consolidated income tax expense as presented in our financial statements.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In assessing our ability to realize deferred tax assets, we consider a number of factors including historic operating results, availability of future earnings, the economic environment, the nature and character of the income and the existence of cost effective tax planning strategies. This assessment requires significant judgment. If we determine that deferred tax assets are not more likely than not to be realized, we record a valuation allowance to reduce deferred tax assets to a level that is expected to be realized. If we subsequently determine that realization of a deferred tax asset becomes more likely than not, a valuation allowance will be reversed. Any increase or decrease in our valuation allowances could have a significant impact on our financial results.
Future changes in tax laws and tax rates can also affect recorded deferred tax assets and liabilities. We are not aware of any imminent changes that would have a material effect on our results of operations, cash flows, or financial position.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Under Accounting Standards Codification ("ASC") Topic 740, Income Taxes, a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation based on the technical merits of the position.
We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust any liability when our judgment changes as a result of the evaluation of new information. Because of the complexity associated with uncertain tax positions, the ultimate determination of the tax due in a jurisdiction may result in a payment that is materially different from our most recent estimate of the liability. Any difference will increase or decrease income tax expense in periods before the final determination is made.
As of December 31, 2015, we believe that we will reverse approximately $0.3 million to $0.5 million of our current unrecognized tax benefits within the calendar year due to the expiration of the statute of limitations in certain jurisdictions. In addition, we believe we will recognize approximately $0.1 million to $0.3 million of current unrecognized tax benefits within the calendar year as a result of cash payments made to the taxing authorities.
We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. Withholding taxes of approximately $14.5 million would be payable upon remittance of all previously unremitted earnings at December 31, 2015. If we decide to distribute earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
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

Results of Operations – Years Ended December 31, 2015, 2014, and 2013
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2015	2014	2013
Costs of products sold	63.7%	63.7%	65.0%
Gross profit	36.3%	36.3%	35.0%
Selling, general, and administrative expenses	30.7%	30.8%	31.0%
Operating income	1.4%	3.0%	3.4%
Income before taxes	0.2%	2.3%	2.4%
Net (loss) earnings	(5.6)%	1.3%	1.9%
Net (loss) earnings attributable to VPG stockholders	(5.6)%	1.2%	1.9%

Effective tax rate	2,668.0%	44.5%	21.8%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Net revenues	$232,178	$250,028	$238,589
Change versus prior year	$(17,850)	$11,439
Percentage change versus prior year	(7.1)%	4.8%
Changes in net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013
Change attributable to:
Change in volume	(0.1)%	5.3%
Change in average selling prices	(0.1)%	(0.2)%
Foreign currency effects	(7.0)%	(0.3)%
Other	0.1%	—%
Net change	(7.1)%	4.8%

During the year ended December, 31, 2015, revenues decreased 7.1% over the prior year, mainly due to exchange rate effects, which impacted all segments. The primary currencies contributing to this impact were the British pound, Canadian dollar, euro, Japanese yen, and Swedish krona.

During the year ended December, 31, 2014, revenues increased 4.8% over the prior year, mainly due to an increase in volume from both the Foil Technology Products and Force Sensors segments. The increase was partially offset by the decline in revenues in the Weighing and Control Systems segment, coming mainly from a decline in our steel industry business, related to excess capacity at steel mills.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2015	2014	2013
Gross profit margin	36.3%	36.3%	35.0%

The gross profit margin for the year ended December 31, 2015 remained flat when compared with the prior year. An increase in gross profit margin in the Foil Technology Products segment was offset by decreases in gross profit margin in the Force Sensors and Weighing and Control Systems segments, as compared to the prior year.

The gross profit margin for the year ended December 31, 2014 increased compared to the prior year. However, after adjusting for the KELK acquisition purchase accounting adjustments recorded in 2013, the gross profit margin is down slightly from the prior year. The KELK acquisition purchase accounting adjustments increased costs of products sold during 2013 by $4.9 million, thereby impacting the gross profit margin. Excluding these adjustments, the gross profit margin would have been 36.9% for the year ended December 31, 2013. Higher manufacturing costs in the Foil Technology Products segment have kept the overall gross profit margin fairly flat as compared to the prior year.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Net revenues	$104,460	$107,758	$97,045
Change versus prior year	$(3,298)	$10,713
Percentage change versus prior year	(3.1)%	11.0%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013
Change attributable to:
Change in volume	2.8%	12.3%
Change in average selling prices	0.1%	(0.4)%
Foreign currency effects	(5.8)%	(0.6)%
Other	(0.2)%	(0.3)%
Net change	(3.1)%	11.0%

For the year ended December 31, 2015, the impact of improved volume was offset by foreign currency effects, primarily relating to the euro and the Japanese yen.

For the year ended December 31, 2014, the volume improvement over the prior year reflects higher shipments in 2014, primarily in the Americas and Asia, as this segment recovered from the effects of the ERP implementation in 2013, which led to lower shipments during that year.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2015	2014	2013
Gross profit margin	39.9%	39.0%	38.4%

For the year ended December 31, 2015, the gross profit margin improved as compared to the prior year. Volume increases and lower variable costs helped to offset the impact of negative exchange rate effects.

For the year ended December 31, 2014, despite the significant improvement in revenues, the gross profit margin increased less than 1% when compared to the prior year. This is mainly due to higher manufacturing costs within this segment, including additional costs associated with the expansion of our advanced sensors platform.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Net revenues	$61,048	$68,301	$64,846
Change versus prior year	$(7,253)	$3,455
Percentage change versus prior year	(10.6)%	5.3%
Changes in Force Sensors segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013
Change attributable to:
Change in volume	(6.5)%	4.8%
Change in average selling prices	(0.1)%	(0.1)%
Foreign currency effects	(4.4)%	0.8%
Other	0.4%	(0.2)%
Net change	(10.6)%	5.3%
For the year ended December 31, 2015, revenues decreased from the prior year. The decrease in volume, coupled with negative foreign currency effects, primarily relating to the euro and the British pound, were the main drivers of the decline. The reduction in volume is primarily due to weakness in the precision weighing market sector.
For the year ended December 31, 2014, revenues increased from the prior year period due to increased volume in our sales of load cell products to OEMs and distributors, as well as the positive effect of foreign currency exchange rates.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2015	2014	2013
Gross profit margin	20.5%	21.8%	21.1%
For the year ended December 31, 2015, the gross profit margin decreased when compared to the prior year primarily due to the volume decrease and negative foreign currency impacts described above.
For the year ended December 31, 2014, the gross profit margin increased when compared to the prior year due to the volume increase described above, as well as operating efficiencies resulting from the movement of production to our production facility in India.

Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Net revenues	$66,670	$73,969	$76,698
Change versus prior year	$(7,299)	$(2,729)
Percentage change versus prior year	(9.9)%	(3.6)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2015 vs. 2014	2014 vs. 2013
Change attributable to:
Change in volume	1.8%	(3.2)%
Change in average selling prices	(0.3)%	0.1%
Foreign currency effects	(11.4)%	(0.6)%
Other	—%	0.1%
Net change	(9.9)%	(3.6)%

For the year ended December 31, 2015, revenues decreased when compared to the prior year. Slight improvements in volume of products sold into the steel industry and in our on-board weighing business were completely offset by the negative foreign currency effects, primarily relating to the British pound, Canadian dollar, euro, and Swedish krona.

For the year ended December 31, 2014, revenues decreased when compared to the prior year period mainly due to a decrease in volume of products sold into the steel industry. Excess steel manufacturing capacity, particularly in China, significantly impacted the revenues for this segment. The impact from the steel industry business was partially offset by improved revenues in our on-board weighing business.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2015	2014	2013
Gross profit margin	45.1%	45.8%	42.4%

For the year ended December 31, 2015, the gross profit margin decreased from the prior year mainly due to the negative foreign currency effects described above.

For the year ended December 31, 2014, the gross profit margin increased from the prior year due to the KELK acquisition purchase accounting adjustments recorded in 2013. The KELK acquisition purchase accounting adjustments increased costs of products sold during 2013 by $4.9 million, thereby impacting the gross profit margin. Excluding these adjustments, the gross profit margin would have been 47.9% for the year ended December 31, 2013. Excluding the effect of the KELK purchase accounting adjustments, the gross profit margin was mainly impacted by lower volume from our steel industry business and product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2015	2014	2013
Total SG&A expenses	$71,282	$77,034	$74,059
as a percentage of net revenues	30.7%	30.8%	31.0%

Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the year ended December 31, 2015 decreased $5.8 million versus the prior year. The impact of foreign currency exchange rates had the effect of reducing SG&A expenses by $5.9 million.
SG&A expenses for the year ended December 31, 2014 increased $3.0 million versus the prior year. This increase was primarily due to headcount and wage increases of $2.4 million, as well as one additional month of SG&A expenses from the KELK business, which added $0.6 million.
Acquisition Costs
In connection with the acquisition of Stress-Tek in December 2015, we recorded acquisition costs in our consolidated statements of operations of $0.2 million for the year ended December 31, 2015. In connection with the acquisition of the KELK business in January 2013, we recorded acquisition costs in our consolidated statements of operations of $0.8 million for the year ended December 31, 2013.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the year ended December 31, 2015, we recorded a $4.9 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets, as a result of an interim impairment test performed on goodwill and indefinite-lived intangible assets. See our critical accounting policies and Note 4 for further discussion.
For the year ended December 31, 2014, we recorded a $5.6 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets, as a result of our required annual impairment test performed on goodwill and indefinite-lived intangible assets. See our critical accounting policies and Note 4 for further discussion.
Restructuring Costs
Restructuring costs reflect the cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods, or to reverse part of the previously recorded charges.
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. The cash cost of this program, primarily severance, is expected to be approximately $4.0 million. Approximately $3.6 million was recorded during the fourth quarter of 2015. The Company anticipates annual savings of approximately $6.0 million, beginning in 2016. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
The Company recorded restructuring costs of $4.5 million, $0.7 million, and $0.5 million during the years ended December 31, 2015, 2014, and 2013, respectively. Restructuring costs were comprised of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $0.8 million, $0.9 million, and $1.0 million for the years ended, December 31, 2015, 2014, and 2013, respectively. Interest expense is mainly comprised of the interest on the $25.0 million term loans entered into in January 2013, and refinanced in December 2015.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2015	2014	Change
Foreign exchange loss	$(2,146)	$(945)	$(1,201)
Interest income	225	261	$(36)
Other	(161)	(56)	$(105)
	$(2,082)	$(740)	$(1,342)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange losses during the period, as compared to the prior year period is primarily due to fluctuations in the Canadian dollar and Israeli shekel.
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2014	2013	Change
Foreign exchange loss	$(945)	$(1,460)	$515
Interest income	261	266	(5)
Other	(56)	(160)	104
	$(740)	$(1,354)	$614

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange losses during the period, as compared to the prior year period is primarily due to fluctuations in the Canadian dollar and Israeli shekel. The exposure to currency fluctuations with the Canadian dollar was reduced in 2014 due to the capitalization of an intercompany loan in October 2013.
Income Taxes
Our effective tax rate for the year ended December 31, 2015 was 2,668.0%, compared to 44.5% for the year ended December 31, 2014, and 21.8% for the year ended December 31, 2013. The significant increase in our 2015 effective tax rate results from establishing a valuation allowance with respect to substantially all of our U.S. deferred tax assets, based upon our determination that the realization of those deferred tax assets is not more likely than not. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continued operations. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate and our effective tax rate:
2015

•	2,572.5% rate increase resulting primarily from the establishment of valuation allowances with respect to substantially all of the U.S. federal and state deferred tax assets.

•
201.7% rate reduction from differences between U.S. and non-U.S. statutory tax rates which is primarily attributable to our operations in Israel. No tax provision has been recorded for additional U.S. tax attributable to these foreign earnings since our intention is to indefinitely reinvest these earnings outside the U.S.

•	71.2% rate increase primarily resulting from the non-deductible portion of the goodwill impairment associated with the Weighing and Control Systems segment.
2014

•
23.2% rate reduction due to the net reversal of a valuation allowance on deferred tax assets. The primary driver of the decrease was the release of $1.6 million of the valuation allowance against a portion of the U.S. foreign tax credit carryforward, due to a legal reorganization of certain of our Asian subsidiaries.

•
38.6% rate reduction resulting from tax rate differences between U.S. and non-U.S. jurisdictions. No provision has been made for U.S. taxes, as the majority of our undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

•	43.0% rate increase resulting from the generation of U.S. tax on foreign earnings, net of foreign tax credits. The primary driver of the increase relates to the legal reorganization mentioned above.

•	17.0% rate increase resulting from the remeasurement of certain foreign jurisdiction's deferred tax assets, which are subject to U.S. dollar functional currency reporting.

•	5.2% rate increase primarily resulting from the non-deductible portion of the goodwill impairment associated with the Weighing and Control Systems segment.

•	4.7% rate increase due to the recording of an uncertain tax position relating to foreign jurisdictions in which we operate.

2013

•
36.8% rate increase due to the recording of a valuation allowance on deferred tax assets. The primary driver, or 34.8% of the increase, was due to the establishment of a $2.0 million valuation allowance against a portion of the U.S. foreign tax credit carryforward.

•	3.6% net rate reduction resulting from the generation of current year excess tax credits.

•
24.0% rate reduction resulting from tax rate differences between U.S. and non-U.S. jurisdictions. No provision has been made for U.S. taxes, as the majority of our undistributed foreign earnings are intended to be indefinitely reinvested outside the United States. The primary driver of the rate difference is associated with our operations in Israel.

•
23.1% net rate reduction resulting from statutory tax rate changes. The primary driver, or 26.1% of the net reduction, relates to a new tax law that was enacted in Israel which effectively increases the corporate income tax rate on certain types of income earned after January 1, 2014. Accordingly, the Company’s deferred tax assets in Israel were increased to reflect the higher rate, which allowed the recording of a one-time benefit of $1.5 million.

Additional information about income taxes is included in Note 6 to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
We believe that our current cash and cash equivalents, credit facilities, and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
On December 30, 2015, we completed the acquisition of Stress-Tek for an aggregate purchase price of $20.1 million. To fund a portion of the purchase price, the Company entered into a Second Amended and Restated Credit Agreement (the “2015 Credit Agreement”) among the Company, VPG Canada, the lenders, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint book-runners and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised and expanded to provide for the following facilities: (1) a secured revolving facility (the “2015 Revolving Facility”) in an aggregate principal amount of $30.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its U.S. and Canadian subsidiaries, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which was used to fund the Stress-Tek acquisition; (2) a secured closing date term facility for the Company (the “2015 U.S. Closing Date Term Facility”) in an aggregate principal amount of $4.5 million, the proceeds of which were used by the Company to refinance indebtedness under its existing term loan; (3) a secured delayed draw term facility for the Company (the "2015 U.S. Delayed Draw Term Facility") in an aggregate principal amount of $11.0 million, the proceeds of which were used to fund a portion of the Stress-Tek acquisition; and (4) a secured term facility for VPG Canada (the “2015 Canadian Term Facility”) in an aggregate principal amount of $9.5 million, the proceeds of which were used by VPG Canada to refinance indebtedness under its existing term loan. The aggregate principal amount of the 2015 Revolving Facility may be increased by a maximum of $15.0 million upon the request of the Company, subject to the terms of the 2015 Credit Agreement. The 2015 Credit Agreement terminates on December 30, 2020. The term loans are being repaid in quarterly installments.
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rate at December 31, 2015 was 3.75% for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 3.11% for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio, with a minimum liquidity covenant as an alternative to the fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2015. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
The 2015 Credit Agreement replaced our previous credit agreement, entered into on January 30, 2013 in connection with our acquisition of KELK, among the Company, VPG Canada, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (the “Prior Credit Agreement"). Interest payable on amounts borrowed under the facilities provided for in the Prior Credit Agreement was based upon LIBOR plus a specified margin. The Company was required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the revolving facility. The total interest rate was 2.76% at December 31, 2014.
By reason of the spin-off, VPG assumed the liability for an aggregate $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes is December 13, 2102. Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The total interest rate was 0.61% at December 31, 2015.
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $0.6 million at December 31, 2015 and $0.7 million at December 31, 2014. The debt is payable monthly over the next 6 years at a zero percent interest rate.
See Note 7 to our consolidated financial statements for more details.
Due to our strong product portfolio and market position, our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2015 was $13.9 million as compared to $23.3 million for the year ended December 31, 2014, and $14.6 million for the year ended December 31, 2013. Cash provided by operating activities for the year ended December 31, 2015 was impacted by a decrease in net earnings. Cash provided by operating activities for the year ended December 31, 2014 was impacted by an increase in net earnings, offset by a net increase in working capital accounts. Cash provided by operating activities for the year ended December 31, 2013 was impacted by a decrease in net earnings.
Approximately 90% and 73% of our cash and cash equivalents balance at December 31, 2015 and 2014, respectively, was held by our non-U.S. subsidiaries. The decline in the cash held by our U.S. subsidiaries during 2015 was primarily due to our repurchase of common stock with an aggregate value of $8.7 million and $5.0 million related to the acquisition of Stress-Tek. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
Asia	26%	18%
United States	10%	27%
Israel	24%	23%
Europe	17%	14%
United Kingdom	13%	10%
Canada	10%	8%
Total	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. We currently do not intend, nor do we foresee a need, to repatriate these funds. We expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the undistributed earnings of the majority of our foreign subsidiaries as of December 31, 2015, to be indefinitely reinvested and, accordingly, no provision has been made for U.S. income taxes. As of December 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $56.6 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
For the year ended December 31, 2015, we generated free cash of $4.1 million. We refer to “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash generated from operations ($13.9 million) in excess of our capital expenditures ($10.0 million) and net of proceeds from the sale of assets ($0.1 million).
The following table summarizes the components of net cash (debt) at December 31, 2015 and at December 31, 2014 (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents	$62,641	$79,642

Third-party debt, including current and long-term
Term loans	$25,000	$18,000
Revolving debt	4,000	—
Third-party debt held by Japanese subsidiary	614	736
Exchangeable notes, due 2102	4,097	4,097
Total third-party debt	33,711	22,833
Net cash	$28,930	$56,809
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
Our financial condition as of December 31, 2015 is strong, with a current ratio (current assets to current liabilities) of 3.9 to 1.0, as compared to a current ratio of 3.7 to 1.0 at December 31, 2014.
Cash paid for property and equipment for the year ended December 31, 2015 and December 31, 2014 was $10.0 million and $9.1 million, respectively. Capital spending for 2015 was comprised of projects related to the normal maintenance of business, expansion related to the production of a new product line, cost reduction programs, and some carryover projects from 2014. Capital expenditures for 2016 are expected to be approximately $13.0 million to $15.0 million. The majority of these capital expenditures will be incurred outside the United States.

Contractual Commitments
As of December 31, 2015, we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$33,711	$2,120	$6,490	$20,990	$4,111
Interest payments on long-term debt	5,497	884	1,539	1,015	2,059
Operating leases	10,279	3,023	3,945	2,282	1,029
Estimated costs to complete construction in progress	594	594	—	—	—
Unrecognized tax benefits, including interest and penalties	1,664	300	—	—	1,364
Expected pension and postretirement plan benefit payments from unfunded plans (a)	3,286	307	556	566	1,857
Expected pension and postretirement plan contributions to funded plans (b)	1,127	1,127	—	—	—
Total contractual cash obligations	$56,158	$8,355	$12,530	$24,853	$10,420

(a)	Due to the nature of unfunded plans, benefit payments are considered to be funded when paid.

(b)	Due to the uncertainty of future cash outflows, contributions to the pension and other postretirement benefit plans subsequent to 2016 have been excluded from the table above.
Our consolidated balance sheet at December 31, 2015 includes approximately $1.8 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 6 to our consolidated financial statements for further discussion of the Tax Matters Agreement.
Of the $1.8 million of unrecognized tax benefits, $1.7 million are associated with our post spin-off operation, and thus are not covered under the terms of the Tax Matters Agreement. Due to the uncertainty and complexity relating to the settlement of tax matters, including the difficulty in predicting the conclusion of tax audits around the world, we are unable to make reliable estimates of the timing and amount of the remaining cash outflows, if any, relating to these liabilities. Accordingly, the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner. See Note 6 to our consolidated financial statements for additional information.
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
At December 31, 2015, we have $4.1 million outstanding on our exchangeable notes, which bear interest at LIBOR.
The Company entered into a second amended and restated revolving credit facility on December 30, 2015. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2015, the Company has $4.0 million borrowings outstanding under the revolving credit facility and $25.0 million in outstanding term loans.
At December 31, 2015, we have $62.6 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2015 and 2014, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by approximately $0.3 million, respectively.
See Note 7 to our consolidated financial statements for additional information about our long-term debt.
Foreign Exchange Risk
We are exposed to foreign currency exchange rate risks, particularly due to market values of transactions in currencies other than the functional currencies of certain subsidiaries. Our significant foreign currency exposures are to the British pound, Canadian dollar, Chinese renminbi, euro, Indian rupee, Israeli shekel, Japanese yen, Swedish krona, and Taiwanese dollar.
Our operations in Europe, Canada, and certain locations in Asia primarily generate and expend cash in local currencies. Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk, with respect to expenses, is more pronounced in Israel and China because the percentage of expenses denominated in Israeli shekels and Chinese renminbi to total expenses is much greater than the percentage of sales denominated in Israeli shekels and Chinese renminbi to total sales. Therefore, if the Israeli shekel and Chinese renminbi strengthen against all or most of our other major currencies, our operating profit is reduced. We also have a higher percentage of British pound-denominated sales than expenses. Therefore, when the British pound strengthens against all or most of our other major currencies, our operating profit is increased. VPG Canada has a secured term facility denominated in U.S. dollars. Therefore, we are exposed to potentially significant foreign exchange risk based on the valuation of this long-term debt related to the exchange rate between the U.S. dollar and the Canadian dollar.
We have performed a sensitivity analysis as of December 31, 2015 and 2014, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2015 and 2014, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $1.0 million and $0.7 million for the years ended December 31, 2015 and December 31, 2014, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $0.9 million for the years ended December 31, 2015 and December 31, 2014, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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
Changes in Internal Controls over Financial Reporting
As previously disclosed, management identified a material weakness in our internal control over financial reporting as of December 31, 2014 (relating to our review controls over the calculation of goodwill impairment charges) and an additional material weakness was identified during the quarter ended June 27, 2015 (relating to accounting for foreign currency transactions at one of our Indian subsidiaries).
Since identifying these weaknesses, we adopted a revised approach for calculating the implied value of goodwill, including enhancing our review processes over such calculations and involving additional individuals with the appropriate technical expertise to perform the review. We also implemented a new enterprise resource & planning ("ERP") system designed to perform the correct remeasurement of the local currency financial statements for the affected Indian subsidiary and implemented a management review control that ensures that the Company correctly accounts for its foreign subsidiaries that use the U.S. dollar as their functional currency. We tested these controls during the fourth quarter of 2015 and determined that they were effective.
Except as disclosed above, there were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our evaluation of internal control over financial reporting did not include the internal controls of the business acquired upon the purchase of Stress-Tek, Inc., which is included in our 2015 consolidated financial statements and constituted 8.0% and 11.7% of total and net assets, respectively, as of December 31, 2015 and 0% and 0% of revenues and net income, respectively, for the year then ended.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Vishay Precision Group, Inc.
We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vishay Precision Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stress-Tek, Inc., which is included in the 2015 consolidated financial statements of Vishay Precision Group, Inc. and constituted 8.0% and 11.7% of total and net assets, respectively, as of December 31, 2015 and 0% and 0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Vishay Precision Group, Inc. also did not include an evaluation of the internal control over financial reporting of Stress-Tek, Inc.

In our opinion, Vishay Precision Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015 of Vishay Precision Group, Inc. and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 9, 2016

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.
The Company has adopted codes of conduct that constitute “codes of ethics” as that term is defined in paragraph (b) of Item 406 of Regulation S-K and that apply to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and to any persons performing similar functions. Such codes of conduct are posted on the Company’s internet website, the address of which is www.vpgsensors.com.
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2015, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

1)	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2015 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

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

10.18†	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).
10.19†
Form of Restricted Stock Unit Award Agreement for Director Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2010 and incorporated herein by reference).

10.20†
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

10.22†
Employment Agreement, dated November 17, 2010, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).

10.23†
Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).

10.24†
Amendment to Employment Agreement, dated December 8, 2011 by and among Vishay Advanced Technologies, Ltd. and William M. Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2011 and incorporated herein by reference).

10.25†
Form of Performance Restricted Stock Unit Award Agreement for Employee Grants (previously filed as an exhibit to the Registrant’s Current Report on Form 10-K filed with the SEC on March 12, 2013 and incorporated herein by reference).

10.26
Lease Agreement, between George Kelk Corporation and Anndale Properties Limited (and its successors), dated January 30, 1996 and as amended as of January 17, 2011 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with SEC on May 8, 2013 and incorporated herein by reference).

10.27
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

10.29†
Amendment to Employment Agreement, dated November 7, 2013 by and among Vishay Precision Group, Inc. and William Clancy (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.30†
Lease agreement, dated January 26, 2014, by and among between Vishay Advanced Technologies, Inc. and Tefen Enterprises Ltd. (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2014 and incorporated herein by reference).

10.31
Stock Purchase Agreement, dated December 14, 2015, by and among VPG Systems U.S., Inc., Stress-Tek, Inc., the shareholders of Stress-Tek, Inc., and Keith Reichow, as Representative (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2015 and incorporated herein by reference).

10.32†
Amended and Restated Employment Agreement, dated December 23, 2015, by and among the Company and Thomas Kieffer (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2015 and incorporated herein by reference).

10.33
Second Amended and Restated Credit Agreement, dated December 30, 2015, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC, JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2016 and incorporated herein by reference).

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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 9, 2016		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 9, 2016
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 9, 2016
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 9, 2016
Marc Zandman

/s/ Samuel Broydo	Director	March 9, 2016
Samuel Broydo

/s/ Saul V. Reibstein	Director	March 9, 2016
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 9, 2016
Timothy V. Talbert

Vishay Precision Group, Inc.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Vishay Precision Group, Inc.
We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Precision Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Vishay Precision Group, Inc. changed the classification of deferred tax assets and liabilities as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 9, 2016

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$62,641	$79,642
Accounts receivable, net of allowances for doubtful accounts of $334 and $552, respectively	35,553	37,427
Inventories:
Raw materials	15,062	14,223
Work in process	20,289	19,813
Finished goods	20,849	18,806
Inventories, net	56,200	52,842
Prepaid expenses and other current assets	7,814	10,601
Total current assets	162,208	180,512

Property and equipment, at cost:
Land	3,639	1,893
Buildings and improvements	55,003	49,909
Machinery and equipment	84,409	78,500
Software	7,284	6,837
Construction in progress	2,288	2,928
Accumulated depreciation	(95,992)	(89,374)
Property and equipment, net	56,631	50,693

Goodwill	12,603	12,788

Intangible assets, net	17,683	17,381

Other assets	15,176	25,549
Total assets	$264,301	$286,923

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2015	December 31, 2014
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,004	$10,559
Payroll and related expenses	13,888	14,216
Other accrued expenses	16,604	16,770
Income taxes	527	2,133
Current portion of long-term debt	2,120	5,120
Total current liabilities	41,143	48,798

Long-term debt, less current portion	31,591	17,713
Deferred income taxes	334	531
Other liabilities	7,195	7,643
Accrued pension and other postretirement costs	11,597	12,353
Total liabilities	91,860	87,038

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,144,485 shares outstanding as of December 31, 2015 and 12,729,837 shares outstanding as of December 31, 2014	1,276	1,273
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,025,158 shares outstanding as of December 31, 2015 and 1,025,176 shares outstanding as of December 31, 2014	103	103
Treasury stock, at cost - 619,667 shares held at December 31, 2015 and 2,000 shares held at December 31, 2014	(8,765)	(32)
Capital in excess of par value	190,436	189,532
Retained earnings	22,327	35,335
Accumulated other comprehensive loss	(33,121)	(26,560)
Total Vishay Precision Group, Inc. stockholders' equity	172,256	199,651
Noncontrolling interests	185	234
Total equity	172,441	199,885
Total liabilities and equity	$264,301	$286,923

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013
Net revenues	$232,178	$250,028	$238,589
Costs of products sold	147,949	159,254	155,134
Gross profit	84,229	90,774	83,455

Selling, general, and administrative expenses	71,282	77,034	74,059
Acquisition costs	185	—	794
Impairment of goodwill and indefinite-lived intangibles	4,942	5,579	—
Restructuring costs	4,461	668	538
Operating income	3,359	7,493	8,064

Other income (expense):
Interest expense	(771)	(882)	(967)
Other	(2,082)	(740)	(1,354)
Other (expense) income - net	(2,853)	(1,622)	(2,321)

Income before taxes	506	5,871	5,743

Income tax expense	13,500	2,613	1,251

Net (loss) earnings	(12,994)	3,258	4,492
Less: net earnings attributable to noncontrolling interests	14	178	56
Net (loss) earnings attributable to VPG stockholders	$(13,008)	$3,080	$4,436

Basic (loss) earnings per share attributable to VPG stockholders	$(0.96)	$0.22	$0.33
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.96)	$0.22	$0.32

Weighted average shares outstanding - basic	13,485	13,755	13,563
Weighted average shares outstanding - diluted	13,485	13,977	13,944

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years ended December 31,
	2015	2014	2013
Net (loss) earnings	$(12,994)	$3,258	$4,492

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,947)	(8,015)	(4,465)
Pension and other postretirement actuarial items	386	(2,538)	1,674
Other comprehensive loss	(6,561)	(10,553)	(2,791)

Comprehensive (loss) income	(19,555)	(7,295)	1,701

Less: comprehensive income attributable to noncontrolling interests	14	178	56

Comprehensive (loss) income attributable to VPG stockholders	$(19,569)	$(7,473)	$1,645

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities
Net (loss) earnings	$(12,994)	$3,258	$4,492
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	4,942	5,579	—
Depreciation and amortization	11,097	11,736	12,064
Loss on disposal of property and equipment	15	63	41
Share-based compensation expense	1,083	1,008	743
Inventory write-offs for obsolescence	1,354	1,290	951
Deferred income taxes	10,013	(3,562)	(2,221)
Other	2,182	722	396
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	982	318	(6,327)
Inventories	(3,961)	(349)	5,050
Prepaid expenses and other current assets	2,799	266	(107)
Trade accounts payable	(2,550)	618	459
Other current liabilities	(1,034)	2,307	(973)
Net cash provided by operating activities	13,928	23,254	14,568

Investing activities
Capital expenditures	(9,978)	(9,091)	(6,742)
Proceeds from sale of property and equipment	117	82	81
Purchase of business	(20,022)	—	(48,919)
Net cash used in investing activities	(29,883)	(9,009)	(55,580)

Financing activities
Proceeds from long-term debt	29,000	—	25,000
Repayments of principal upon termination of long-term debt	(14,000)	—	—
Principal payments on long-term debt	(4,119)	(4,137)	(3,148)
Debt issuance costs	(453)	—	(384)
Purchase of treasury stock	(8,733)	(32)	—
Distributions to noncontrolling interests	(63)	(77)	(82)
Excess tax benefit from share-based compensation plan	—	5	—
Net cash provided by (used in) financing activities	1,632	(4,241)	21,386
Effect of exchange rate changes on cash and cash equivalents	(2,678)	(3,171)	(1,404)
(Decrease) increase in cash and cash equivalents	(17,001)	6,833	(21,030)

Cash and cash equivalents at beginning of year	79,642	72,809	93,839
Cash and cash equivalents at end of year	$62,641	$79,642	$72,809

Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$—	$—	$5,861

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	$1,235	$103	$—	$181,938	$27,819	$(13,216)	$197,879	$159	$198,038
Net earnings	—	—	—	—	4,436	—	4,436	56	4,492
Other comprehensive loss	—	—	—	—	—	(2,791)	(2,791)	—	(2,791)
Share-based compensation expense	—	—	—	359	—	—	359	—	359
Restricted stock issuances (106,283 shares)	10	—	—	292	—	—	302	—	302
Common stock issuance from conversion of exchangeable notes (259,687 shares)	26	—	—	5,835	—	—	5,861	—	5,861
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Balance at December 31, 2013	$1,271	$103	$—	$188,424	$32,255	$(16,007)	$206,046	$133	$206,179
Net earnings	—	—	—	—	3,080	—	3,080	178	3,258
Other comprehensive loss	—	—	—	—	—	(10,553)	(10,553)	—	(10,553)
Share-based compensation expense	—	—	—	864	—	—	864	—	864
Restricted stock issuances (20,145 shares)	2	—	—	239	—	—	241	—	241
Purchase of treasury stock (2,000 shares)	—	—	(32)	—	—	—	(32)	—	(32)
Tax effects of share-based compensation plan	—	—	—	5	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Balance at December 31, 2014	$1,273	$103	$(32)	$189,532	$35,335	$(26,560)	$199,651	$234	$199,885
Net earnings	—	—	—	—	(13,008)	—	(13,008)	14	(12,994)
Other comprehensive loss	—	—	—	—	—	(6,561)	(6,561)	—	(6,561)
Share-based compensation expense	—	—	—	1,083	—	—	1,083	—	1,083
Restricted stock issuances (32,297 shares)	3	—	—	(179)	—	—	(176)	—	(176)
Purchase of treasury stock (617,667 shares)	—	—	(8,733)	—	—	—	(8,733)	—	(8,733)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Balance at December 31, 2015	$1,276	$103	$(8,765)	$190,436	$22,327	$(33,121)	$172,256	$185	$172,441

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
Restatement of Previously Reported Financial Information
In conjunction with the June 27, 2015 quarterly financial statement close process, the Company determined that transactions at one of its Indian subsidiaries had been recorded in their local currency, the Indian rupee, instead of their functional currency, the U.S. dollar, in prior periods. The principal line items impacted in the Indian subsidiary’s financial statements, and therefore the Company's consolidated financial statements, are inventory, property and equipment, net, depreciation expense, costs of products sold, foreign currency re-measurement gains and losses, and foreign currency translation gains and losses recorded as a component of accumulated other comprehensive income within stockholders’ equity. Consequently, the Company has restated certain prior period amounts to correct these errors. The Company has also corrected certain other identified immaterial errors related to prior periods.

Based on an analysis of quantitative and qualitative factors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins 99 and 108, the Company concluded that these errors were not material to the consolidated financial position, results of operations, or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. As a result, amendment of such reports was not required. In preparing the Company’s consolidated financial statements for the quarterly and year to date period ended June 27, 2015 and for each of the three years in the period ended December 31, 2015, the Company made appropriate revisions to its financial statements for historical periods. Such changes were reflected in the financial results for the quarterly and year to date period ended June 27, 2015, and are also reflected in the historical financial results included in these consolidated financial statements.

The effect of these errors decreased net earnings attributable to VPG stockholders by $0.8 million, or $0.06 per share, for the year ended December 31, 2014, and increased net earnings attributable to VPG stockholders by $0.1 million, or $0.01 per share, for the year ended December 31, 2013. These errors also decreased total assets by $2.7 million and decreased total liabilities by $1.5 million at December 31, 2014. Additional information about these corrections, including a reconciliation of each financial statement line item affected, has been included in Note 12 to the Company’s consolidated condensed financial statements contained in its Quarterly Report on Form 10-Q for the period ended June 27, 2015.
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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $9.6 million, $10.1 million, and $9.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes, and for cost reduction measures.
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
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including historic earnings, projected future income, and cost-effective tax-planning strategies. When the Company determines that its ability to realize its deferred tax assets is not more likely than not, the Company adjusts its deferred tax asset valuation allowance, which would increase income tax expense.
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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2015 or 2014.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.3 million and $0.6 million at December 31, 2015 and 2014, respectively. Bad debt expense was $0.1 million, $0.2 million, $0.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the life of the leased property. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $9.0 million, $9.1 million, and $9.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, which included software depreciation expense of $0.8 million, $1.0 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Business Combinations
The identifiable tangible and intangible assets acquired, and liabilities assumed, are recorded at their estimated fair values. To the extent that purchase price exceeds the fair value of the assets acquired and liabilities assumed, goodwill is recorded. The results of operations of the acquired businesses are included in the Company's consolidated statements of operations from the dates of acquisition.
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trade names are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if the Company concludes otherwise, then the Company is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. These estimated fair values are based on financial projections, certain cash flow measures, and market information. If the carrying amount of a reporting unit exceeds its fair value, then the Company is required to perform the second step of the goodwill impairment. To measure the amount of the impairment, the Company determines the implied fair value of goodwill in the same manner as if the Company had acquired those reporting units. Specifically, the Company must allocate the fair value of the reporting unit to all of the net assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The Company's required goodwill annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4, an interim test for 2015 resulted in the Company recording an impairment charge in the third quarter of 2015 and the annual impairment test for 2014 resulted in the Company recording an impairment charge in the fourth quarter of 2014. There was no impairment identified through the annual impairment test which was completed in 2013.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified. As more fully described in Note 4, the impairment test for 2015 resulted in the Company recording an impairment charge in the third quarter of 2015. There was no impairment identified through the annual impairment tests completed in 2014 or 2013.

Included in the Company's patents and acquired technology is an in-process research and development project acquired as part of the acquisition of the George Kelk Corporation ("KELK"). Until this project is ready for sale, it is analyzed as an indefinite-lived intangible asset. The Company's required annual indefinite-lived intangible asset impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4, the impairment test for 2014 resulted in the Company recording an impairment charge in the fourth quarter of 2014. There was no impairment identified through the annual impairment test which was completed in 2015 and 2013.

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

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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
Share-Based Compensation
Compensation costs related to share-based payments are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. For performance based awards, the Company recognizes compensation cost for awards that are expected to vest and for which performance criteria are expected to be met. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was comprised of multiple awards.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In November 2015, FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The standard requires that deferred tax assets and liabilities be classified as non-current on the balance sheet rather than being separated into current and non-current. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has early adopted this ASU during the fourth quarter of 2015 on a retrospective basis. Accordingly, the Company reclassified the current deferred taxes to non-current on its December 31, 2015 consolidated balance sheets which increased net non-current deferred tax assets by $4.2 million, and decreased non-current deferred tax liabilities by $0.5 million. The Company reclassified the current deferred taxes to non-current on its December 31, 2014

Note 1 – Background and Summary of Significant Accounting Policies (continued)

consolidated balance sheets which increased net non-current deferred tax assets by $5.2 million, and decreased non-current deferred tax liabilities by $0.1 million.

In September 2015, FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)," which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment will be effective prospectively for reporting periods beginning on or after December 15, 2015, and early adoption is permitted. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

In July 2015, FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new standard to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new provisions will be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.
In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. The ASU may be early adopted for annual and interim periods beginning after December 15, 2016 under U.S. generally accepted accounting principles ("GAAP"), and either full or modified retrospective application is required. The Company has not yet selected a transition method and the effects of this standard on the Company's financial position, results of operations and cash flows are not yet known.
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

Note 3 – Acquisition Activity

Stress-Tek, Inc.

On December 30, 2015, the Company completed the acquisition of Stress-Tek, Inc. ("Stress-Tek"), based in Kent, Washington, for an aggregate purchase price of $20.1 million. Stress-Tek is a designer and manufacturer of state-of-the-art, rugged and reliable strain gage-based load cells and force measurement systems primarily servicing the North American market. Their sensors and display systems are used in a wide range of industries, predominantly in transportation and trucking, for timber, refuse, aggregate, mining, and general trucking applications. Stress-Tek adds new products to the Company's Weighing and Control Systems reporting segment which enhances and broadens the Company's on-board weighing offerings with products that are recognized for high quality in their markets.

Note 3 – Acquisition Activity (continued)

The following table summarizes the preliminary fair values assigned to the assets and liabilities as of the December 30, 2015 acquisition date (in thousands):

December 30, 2015
Working capital (a)	$2,479
Property and equipment	6,338
Intangible assets:
Patents and acquired technology	1,600
Non-competition agreements	60
Customer relationships	2,500
Trade names	700
Total intangible assets	4,860
Fair value of acquired identifiable assets	13,677
Purchase price	$20,101
Goodwill	$6,424

(a)	Working capital accounts include cash, accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, and other accrued expenses.

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. These valuations and studies are currently being analyzed and have yet to be finalized. Accordingly, the assets and liabilities assumed, as detailed above, are subject to adjustment once the detailed analysis is completed.

The Company has preliminarily determined the useful lives of the assets acquired. The estimated weighted average useful lives for the patents and acquired technology, non-competition agreements, and customer relationships are 20, 5, and 15 years, respectively.

The Company recorded acquisition costs associated with this transaction in its consolidated statements of operations as follows (in thousands):

Year ended December 31, 2015
Accounting and legal fees	$70
Appraisal fees	62
Other	53
$185

Note 3 – Acquisition Activity (continued)

George Kelk Corporation

On January 31, 2013, the Company and its indirectly wholly owned subsidiary, Vishay Precision Group Canada ULC (“VPG Canada”), completed the acquisition of substantially all of the assets of the George Kelk Corporation, based in Toronto, Canada, for an aggregate purchase price of $49.0 million (CDN) ($49.0 million USD). KELK engineers, designs and manufactures highly accurate electronic measurement and control equipment used by metals rolling mills and mining applications throughout the world. This acquisition expands the Company’s geographic and end market strength in the metals measurement processing market and adds new products to the Company’s Weighing and Control Systems reporting segment. For financial reporting purposes, the results of operations for this business have been included in the Weighing and Control Systems reporting segment beginning February 1, 2013. The amount of net revenues and net losses of VPG Canada included in the consolidated statements of operations were as follows (in thousands):

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
Seventy-five percent of the goodwill associated with this transaction is deductible for income tax purposes.
The Company recorded acquisition costs in its consolidated statements of operations as follows (in thousands):

Year ended December 31, 2013
Accounting and legal fees	$652
Appraisal fees	84
Other	58
$794

Note 4 – Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired at the date of acquisition. The Company has recorded preliminary goodwill of $6.4 million associated with the acquisition of Stress-Tek on December 30, 2015. As described in Note 3, this balance is preliminary and is subject to change based on finalizing the fair value of the assets and liabilities acquired. The remaining balance of goodwill at December 31, 2015 is a result of the goodwill associated with the acquisition of KELK.

In accordance with ASC subtopic 350-20-35, Goodwill - Subsequent Measurements, goodwill must be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There has been a slow-down in the steel industry due to excess capacity, particularly in China, which impacted the Company's KELK business reporting unit. As a result of the presence of indicators of impairment in the unit having goodwill, during the third quarter of 2015 the Company performed an interim impairment test for the unit's goodwill.

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

Based on the preliminary results of the second step of the goodwill impairment test, the Company determined that goodwill was impaired and recorded a $4.8 million impairment charge in the third quarter of 2015. The Company finalized the second step of the goodwill impairment test during the fourth quarter of 2015 and it was determined that no additional impairment needed to be recorded.

In 2014, as a result of its annual impairment test, the Company recorded an impairment charge of $4.6 million in the fourth quarter of 2014 associated with its KELK business.

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

Note 4 – Goodwill and Other Intangible Assets (continued)

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment
		KELK Acquisition	Stress-Tek Acquisition
Balance at January 1, 2013	$—	$—	$—
Goodwill acquired	20,200	20,200	—
Foreign currency translation adjustment	(1,320)	(1,320)	—
Balance at December 31, 2013	$18,880	$18,880	$—
Impairment charges	(4,612)	(4,612)	—
Foreign currency translation adjustment	(1,480)	(1,480)	—
Balance at December 31, 2014	$12,788	$12,788	$—
Goodwill acquired	6,424	—	6,424
Impairment charges	(4,761)	(4,761)	—
Foreign currency translation adjustment	(1,848)	(1,848)	—
Balance at December 31, 2015	$12,603	$6,179	$6,424
Intangible assets were as follows (in thousands):

	December 31,
	2015	2014
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$8,499	$7,599
Customer relationships	17,395	16,734
Trade names	1,688	1,722
Non-competition agreements	11,297	11,687
	38,879	37,742
Accumulated amortization:
Patents and acquired technology	(3,629)	(3,477)
Customer relationships	(7,288)	(6,772)
Trade names	(1,668)	(1,677)
Non-competition agreements	(10,371)	(9,906)
	(22,956)	(21,832)
Net intangible assets subject to amortization	$15,923	$15,910

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	1,680	1,376
In-process research and development	80	95
	$17,683	$17,381
Certain intangible assets are subject to foreign currency translation.
In conjunction with the acquisition of Stress-Tek on December 30, 2015 (see Note 3), the Company has preliminarily allocated $4.2 million of the purchase price to definite-lived intangible assets and $0.7 million to indefinite-lived intangible assets at December 31, 2015. The Company has preliminarily determined that the trade name is an indefinite-lived intangible asset.

The Company performed an interim impairment test on the indefinite-lived trade names as of the last day of the fiscal 2015 third quarter, determined that there was an impairment, and recorded an impairment charge of $0.2 million. Given the current economic

Note 4 – Goodwill and Other Intangible Assets (continued)

conditions in the steel industry, the revenue projections have come down significantly for the products utilizing the trade names, thereby impacting their fair value. The value of the trade names was determined using an income approach to valuation, whereby the Company estimated the future cash flows associated with the trade names and discounted those cash flows back to their net present value using a discount rate of 17.0%, determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of cash flows associated with this asset. The Company’s estimates of cash flows include revenues to be generated by the products supported by the trade names and the expected profits on those product sales. This approach to determining the fair value of the trade names uses inputs that are considered Level 3 inputs to the fair value estimate.
The Company's annual impairment test on the indefinite-lived trade names as of the first day of the fiscal 2014 fourth quarter determined that there was no impairment.
The Company has performed an interim impairment test on the indefinite-lived in-process research and development ("IPRD") asset as of the last day of the fiscal 2015 third quarter and determined that there was no impairment. The Company recorded an impairment charge in the fourth quarter of 2014 of $0.8 million, as a result of its annual impairment test.
Amortization expense was $2.1 million, $2.6 million, and $3.1 million, for the years ended December 31, 2015, 2014, and 2013, respectively.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2016	$1,577
2017	1,582
2018	1,367
2019	1,187
2020	1,184
As part of certain acquisitions, the Company entered into non-competition agreements with certain employees, former employees, and owners of acquired companies. Some payments under these agreements are made over the non-competition period. Pursuant to these agreements, at December 31, 2015 and 2014, the Company had liabilities of $0.0 million and $0.2 million, respectively, recorded in other liabilities in the consolidated balance sheets.
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
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. The cash cost of this program, primarily severance, is expected to be approximately $4.0 million. Approximately $3.6 million was recorded during the fourth quarter of 2015. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
The Company recorded restructuring costs of $4.5 million, $0.7 million, and $0.5 million during the years ended December 31, 2015, 2014, and 2013, respectively. Restructuring costs were comprised of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.

Note 5 – Restructuring Costs (continued)

The following table summarizes the activity to date related to these programs. The accrued restructuring liability balance as of December 31, 2015 and 2014, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

Restructuring charges in 2013	$538
Cash payments	(464)
Foreign currency translation	(23)
Balance at December 31, 2013	$51
Restructuring charges in 2014	668
Adjustment	8
Cash payments	(367)
Foreign currency translation	(9)
Balance at December 31, 2014	$351
Restructuring charges in 2015	4,461
Cash payments	(1,964)
Foreign currency translation	(21)
Balance at December 31, 2015	$2,827
Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2015	2014	2013
Domestic	$(4,874)	$(3,575)	$(4,212)
Foreign	5,380	9,446	9,955
	$506	$5,871	$5,743
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$492	$1,934	$127
State and local	(12)	36	164
Foreign	3,007	4,205	3,181
	3,487	6,175	3,472
Deferred:
Federal	10,039	(3,376)	586
State and local	630	(46)	(35)
Foreign	(656)	(140)	(2,772)
	10,013	(3,562)	(2,221)
Total income tax expense	$13,500	$2,613	$1,251

Note 6 – Income Taxes (continued)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Tax at statutory rate	$177	$2,055	$2,010
State income taxes, net of U.S. federal tax benefit	383	(10)	83
Effect of foreign operations	803	(1,026)	(1,657)
Residual U.S. tax on foreign earnings	—	2,426	(190)
Change in valuation allowance	12,309	(1,361)	2,113
Change in unrecognized tax benefits, net	12	273	150
Impairment of goodwill and indefinite-lived intangibles	360	303	—
Specialty tax credits	(216)	(362)	(341)
Statutory rate changes	114	(166)	(1,324)
Other	(442)	481	407
Total income tax expense	$13,500	$2,613	$1,251
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Pension and other postretirement costs	$4,843	$5,093
Inventories	2,275	2,286
Net operating/capital loss carryforwards	9,482	7,362
Tax credit carryforwards	4,712	4,550
Deferred compensation	2,392	2,055
Other accruals and reserves	3,480	3,704
Intangible assets, including tax deductible goodwill	784	—
Total gross deferred tax assets	27,968	25,050
Less: valuation allowance	(19,144)	(5,768)
	8,824	19,282
Deferred tax liabilities:
Tax over book depreciation	(255)	(508)
Intangible assets, including tax deductible goodwill	—	(166)
Total gross deferred tax liabilities	(255)	(674)

Net deferred tax assets	$8,569	$18,608

During the fourth quarter of 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. The Company analyzes its ability to realize its deferred tax assets on a regular basis, including a review of both positive and negative evidence regarding realization. The most significant negative evidence is cumulative operating losses in the U.S. In addition, our recent Stress-Tek acquisition will result in additional interest expense and will generate significant tax deductions in future years. Both the cumulative losses and additional deductions make utilization of our U.S. net operating loss and foreign tax credit carryforwards uncertain. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31,

Note 6 – Income Taxes (continued)

2015, the valuation allowance on U.S. deferred tax assets was approximately $16.7 million. The Company also has valuation allowances of $2.5 million at December 31, 2015 with respect to certain foreign net operating loss and capital loss carryforwards. At December 31, 2014, the Company had valuation allowances of $5.8 million with respect to state net operating losses, certain foreign net operating loss and capital loss carryforwards, and a partial valuation allowance with respect to U.S. foreign tax credits. Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2015	2014
U.S. federal	$12,454	$365
U.S. state (net of U.S. federal tax benefit)	4,206	3,034
Israel - capital losses	1,783	1,799

The following table summarizes significant net operating losses and credit carryforwards as of December 31, 2015 (in thousands):

	December 31,
Jurisdiction	2015	Expiring
U.S. federal net operating losses	$4,826	2035
U.S. foreign tax credit	4,411	2020-2024
U.S state net operating losses	50,038	2023-2035
Israel net operating losses	17,835	No expiration
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $89.2 million at December 31, 2015 compared to $101.5 million at December 31, 2014. Substantially all of the undistributed earnings are considered to be indefinitely reinvested and accordingly, no provision has been made for U.S. federal and state income taxes. If those earnings were distributed to the U.S., the Company could be subject to U.S. income taxes, state income taxes, incremental foreign income taxes, and withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the uncertainty regarding the timing of any such distribution, the impact on existing valuation allowances, and complexities associated with the U.S. foreign tax credit rules. Withholding taxes of approximately $14.5 million are estimated to be payable upon remittance of all previously unremitted earnings as of December 31, 2015.
Net income taxes paid were $4.5 million, $3.1 million, and $3.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company and its subsidiaries are subject to income taxes imposed by the U.S., various states, and the foreign jurisdictions in which we operate. Each jurisdiction has its own rules that determine which years are subject to examination by its tax authorities. While the Company believes the tax positions taken on its tax returns for each jurisdiction are supportable, they may still be challenged by the jurisdiction's tax authorities. In anticipation of such challenges, the Company has established reserves for tax-related uncertainties. These liabilities are based on the Company’s best estimate of the potential tax exposures in each respective jurisdiction. It may take a number of years for a tax liability in a jurisdiction to be finally determined, particularly in the event of an audit. If the matter is determined favorably, there could be a reduction in the Company’s tax expense. An unfavorable determination could increase tax expense and could require a cash payment, including interest and penalties.
Since the Company and its affiliates have been included in tax returns filed by Vishay Intertechnology, our former parent, for periods prior to, and including, July 6, 2010, the Company has joint and several liability in multiple tax jurisdictions with respect to those tax returns. Under the terms of the Tax Matters Agreement entered into with Vishay Intertechnology, they have agreed to indemnify us for any such liability including interest and penalties, and any similar liability related to U.S. federal, state, local, and foreign income taxes whether determined on a separate company, consolidated, combined, unitary, or similar basis for each tax period during which the Company or its subsidiaries were part of Vishay Intertechnology’s affiliated group.
During 2015, the Company received $0.2 million from Vishay Intertechnology under this agreement. As of December 31, 2015, the Company recorded a gross tax liability of $0.1 million, which includes interest and penalties, related to these uncertain tax positions. The Company has also recorded a corresponding receivable, net of payments received, from Vishay Intertechnology.

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$1,704	$1,373	$1,203
Addition based on tax positions related to current year	109	238	132
Addition based on tax positions related to prior years	13	249	78
Currency translation adjustments	(29)	(100)	38
Reduction for payments made	(241)	—	—
Reduction for lapses of statute of limitations	(50)	(56)	(78)
Balance before indemnification receivable	1,506	1,704	1,373
Receivable from Vishay Intertechnology for indemnification	(107)	(281)	(350)
Balance at end of year	$1,399	$1,423	$1,023
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued total penalties and interest of $0.3 million as of December 31, 2015, none of which was included in the indemnification receivable. As of December 31, 2014 and December 31, 2013, the Company accrued total penalties and interest of $0.5 million, of which $0.3 million and $0.4 million, respectively, were recorded within the indemnification receivable from Vishay Intertechnology.
Included in the balance of unrecognized tax benefits as of December 31, 2015, 2014, and 2013 is $1.5 million, $1.7 million, and $1.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2016. As of December 31, 2015, the Company anticipates that it is reasonably possible that it will reverse approximately $0.3 million to $0.5 million of its current unrecognized tax benefits within the calendar year due to the expiration of the statute of limitations in certain jurisdictions. In addition, the Company believes it is reasonably possible that it may recognize approximately $0.1 million to $0.3 million of current unrecognized tax benefits within the calendar year as the result of cash payments made to the taxing authorities. Approximately $0.1 million of unrecognized tax benefits the Company expects to reverse due to statute lapses are covered by the Tax Matters Agreement. Upon reversal, the Company will recognize a pretax expense and a corresponding income tax benefit.
The Company and its subsidiaries file U.S. federal income tax returns, as well as income tax returns in various state, local, and foreign jurisdictions. The Company files federal, state, and local income tax returns on a combined, unitary, or stand-alone basis. The statute of limitations in those jurisdictions generally ranges from 3 to 4 years. Additionally, the Company's foreign subsidiaries file income tax returns in the countries in which they have operations and the statutes of limitations in those jurisdictions generally range from 3 to 10 years.
Currently, the Company has an ongoing income tax audit in India for the years 2010 through 2013, and has been notified that an audit will be conducted in Israel for the years 2012 through 2014. As a consequence of an on-going Vishay Intertechnology audit, the Company’s Israeli subsidiary may also be subject to audit for the years 2008 through 2010.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
2015 Credit Agreement - Revolving Facility	$4,000	$—
2015 Credit Agreement - U.S. Closing Date Term Facility	4,500	—
2015 Credit Agreement - U.S. Delayed Draw Term Facility	11,000	—
2015 Credit Agreement - Canadian Term Facility	9,500	—
2013 Credit Agreement - Revolving Facility	—	—
2013 Credit Agreement - U.S. Term Facility	—	6,000
2013 Credit Agreement - Canadian Term Facility	—	12,000
Exchangeable Unsecured Notes, due 2102	4,097	4,097
Other debt	614	736
	33,711	22,833
Less: current portion	2,120	5,120
	$31,591	$17,713
2015 Credit Agreement
On December 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “2015 Credit Agreement”) among the Company, VPG Canada, the lenders, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint book-runners and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised and expanded to provide for the following facilities: (1) a secured revolving facility (the “2015 Revolving Facility”) in an aggregate principal amount of $30.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its U.S. and Canadian subsidiaries, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which was used to fund the Stress-Tek acquisition; (2) a secured closing date term facility for the Company (the “2015 U.S. Closing Date Term Facility”) in an aggregate principal amount of $4.5 million, the proceeds of which were used by the Company to refinance indebtedness under its existing term loan; (3) a secured delayed draw term facility for the Company (the "2015 U.S. Delayed Draw Term Facility") in an aggregate principal amount of $11.0 million, the proceeds of which were used to fund a portion of the Stress-Tek acquisition; and (4) a secured term facility for VPG Canada (the “2015 Canadian Term Facility”) in an aggregate principal amount of $9.5 million, the proceeds of which were used by VPG Canada to refinance indebtedness under its existing term loan. The aggregate principal amount of the 2015 Revolving Facility may be increased by a maximum of $15.0 million upon the request of the Company, subject to the terms of the 2015 Credit Agreement. The 2015 Credit Agreement terminates on December 30, 2020. The term loans are being repaid in quarterly installments.
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rate at December 31, 2015 was 3.75% for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 3.11% for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios.

Note 7 – Long-Term Debt (continued)

The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio, with a minimum liquidity covenant as an alternative to the fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2015. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
2013 Credit Agreement
On January 29, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”) among the Company, VPG Canada, the lenders, RBS Citizens, National Association as joint book-runner and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised and expanded to provide for the following facilities: (1) a secured revolving facility (the “2013 Revolving Facility”) in an aggregate principal amount of $15.0 million; (2) a secured term facility for the Company (the “2013 U.S. Term Facility”) in an aggregate principal amount of $10.0 million; and (3) a secured term facility for VPG Canada (the “2013 Canadian Term Facility”) in an aggregate principal amount of $15.0 million. The 2013 Credit Agreement was terminated on December 30, 2015.
Interest payable on amounts borrowed under the 2013 Revolving Facility, the 2013 U.S. Term Facility and the 2013 Canadian Term Facility (collectively, the “Facilities”) was based upon LIBOR plus a specified margin. The Company was required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2013 Revolving Facility. The total interest rate was 2.76% at December 31, 2014.
Other Lines of Credit
In addition to the 2015 and 2013 Revolving Facilities discussed above, certain subsidiaries of the Company had committed short-term lines of credit with various foreign banks aggregating approximately $3.0 million and $3.9 million at December 31, 2015 and 2014, respectively. There are no outstanding balances related to these arrangements.
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
The notes bear interest at LIBOR. Interest is payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The total interest rate was 0.61% at December 31, 2015.
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 6 years at a zero percent interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2016	$2,120
2017	2,620
2018	3,870
2019	5,120
2020	15,870
Thereafter	4,111

Note 7 – Long-Term Debt (continued)

Interest paid on third-party debt was $0.6 million, $0.8 million, and $0.7 million during the years ended December 31, 2015, 2014, and 2013, respectively.
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
On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock. On May 21, 2015, the Board of Directors approved an increase in the shares of the Company's outstanding common stock available for repurchase, in the aggregate, from 500,000 shares to 2,000,000 shares. The stock repurchase plan will expire in May 2016. The stock repurchase plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated or suspended at any time at the Company's direction. The Company repurchased 617,667 and 2,000 shares of its common stock during the fiscal years ended December 31, 2015 and 2014, respectively.
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2013
Pension and other postretirement actuarial items	$(3,939)	$1,888	$(353)	$1,535	$(2,404)
Reclassification adjustment for recognition of actuarial items		191	(52)	139	139
Foreign currency translation adjustment	(9,277)	(4,465)	—	(4,465)	(13,742)
	$(13,216)	$(2,386)	$(405)	$(2,791)	$(16,007)
December 31, 2014
Pension and other postretirement actuarial items	$(2,265)	$(3,357)	$782	$(2,575)	$(4,840)
Reclassification adjustment for recognition of actuarial items		60	(23)	37	37
Foreign currency translation adjustment	(13,742)	(8,015)	—	(8,015)	(21,757)
	$(16,007)	$(11,312)	$759	$(10,553)	$(26,560)
December 31, 2015
Pension and other postretirement actuarial items	$(4,803)	$141	$(21)	$120	$(4,683)
Reclassification adjustment for recognition of actuarial items		304	(38)	266	266
Foreign currency translation adjustment	(21,757)	(6,947)	—	(6,947)	(28,704)
	$(26,560)	$(6,502)	$(59)	$(6,561)	$(33,121)

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
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at December 31, 2015 and $1.7 million at December 31, 2014, and the related liabilities of $2.0 million and $2.1 million at December 31, 2015 and 2014, respectively.
The Vishay Precision Group Non-Qualified Retirement Plan is frozen. Accordingly, no new employees may participate in the plan, no further participant contributions are permitted, and no further benefits accrue. Benefits accumulated prior to the freezing of the U.S. pension plan will be paid to employees upon retirement, and the Company will likely need to make additional cash contributions to the rabbi trust to fund this accumulated benefit obligation.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2015		December 31, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$24,655	$3,331	$22,351	$2,826
Service cost (adjusted for actual employee contributions)	413	88	417	62
Interest cost	857	126	938	131
Contributions by participants	44	—	53	—
Actuarial (gains) losses	(413)	72	3,409	534
Benefits paid	(1,223)	(244)	(978)	(222)
Curtailments and settlements	(14)	—	—	—
Currency translation	(971)	—	(1,535)	—
Benefit obligation at end of year	$23,348	$3,373	$24,655	$3,331

Change in plan assets:
Fair value of plan assets at beginning of year	$15,697	$—	$15,354	$—
Actual return on plan assets	194	—	875	—
Company contributions	1,160	244	1,349	222
Contributions by participants	44	—	53	—
Benefits paid	(1,223)	(244)	(978)	(222)
Curtailments and settlements	(14)	—	—	—
Currency translation	(736)	—	(956)	—
Fair value of plan assets at end of year	$15,122	$—	$15,697	$—

Funded status at end of year	$(8,226)	$(3,373)	$(8,958)	$(3,331)
Amounts recognized in the consolidated balance sheets consist of the following pretax amounts (in thousands):

	December 31, 2015		December 31, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Accrued pension and other postretirement costs	$(8,226)	$(3,373)	$(8,958)	$(3,331)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2015		December 31, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Unrecognized net actuarial loss	$4,950	$1,138	$5,375	$1,139
Unrecognized prior service cost	2	—	2	—
Unamortized transition obligation	4	—	5	—
	$4,956	$1,138	$5,382	$1,139

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2015	2014
Accumulated benefit obligation, all plans	$21,931	$23,760
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$22,274	$23,678
Accumulated benefit obligation	21,256	23,160
Fair value of plan assets	14,204	14,890
Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2015		2014		2013
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Annual service cost	$457	$88	$470	$62	$506	$77
Less: employee contributions	44	—	53	—	53	—
Net service cost	413	88	417	62	453	77
Interest cost	857	126	938	131	860	114
Expected return on plan assets	(656)	—	(789)	—	(605)	—
Amortization of actuarial losses	232	72	26	33	166	23
Amortization of transition obligation	1	—	1	—	4	—
Curtailment and settlement losses	1	—	—	—	—	—
Net periodic benefit cost	$848	$286	$593	$226	$878	$214
See Note 8 for the pretax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2015, 2014, and 2013. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2016 is $0.3 million.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2015		2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	3.65%	3.98%	3.56%	3.69%
Rate of compensation increase	2.82%	N/A	2.70%	N/A
Expected return on plan assets	4.47%	N/A	4.19%	N/A
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2015 and 2014:

	2015		2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	3.56%	3.69%	4.22%	4.57%
Rate of compensation increase	2.70%	N/A	3.56%	N/A
Expected return on plan assets	4.19%	N/A	5.05%	N/A
Health care trend rate	N/A	7.52%	N/A	5.10%

Note 9 – Pensions and Other Postretirement Benefits (continued)

The health care trend ultimate rate is 4.20% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2015 and 2014.
Plan assets are comprised of:

	December 31, 2015		December 31, 2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Equity securities	56%	—	53%	—
Fixed income securities	38%	—	41%	—
Cash and cash equivalents	6%	—	6%	—
Total	100%	—	100%	—
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

Note 9 – Pensions and Other Postretirement Benefits (continued)

A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (see Note 15 for further description of the levels within the fair value hierarchy (in thousands)):

As of December 31, 2015		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$8,522	$8,522	$—	$—
Fixed income securities	5,670	5,670	—	—
Cash and cash equivalents	930	930	—	—
	$15,122	$15,122	$—	$—

As of December 31, 2014		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$8,338	$8,338	$—	$—
Fixed income securities	6,482	6,482	—	—
Cash and cash equivalents	877	877	—	—
	$15,697	$15,697	$—	$—
Estimated future benefit payments are as follows (in thousands):

	Pension Plans	OPEB Plans
2016	$737	$217
2017	635	213
2018	678	163
2019	647	183
2020	642	197
2021 - 2025	4,503	1,245
The Company anticipates making contributions to its funded and unfunded pension and postretirement benefit plans of approximately $1.4 million during 2016.
Other Retirement Obligations
The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2015 and 2014, the consolidated balance sheets include $0.7 million and $0.8 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.6 million, $0.6 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated

Note 9 – Pensions and Other Postretirement Benefits (continued)

balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.1 million at December 31, 2015 and $3.0 million at December 31, 2014, and the related liabilities of $3.8 million and $3.7 million at December 31, 2015 and 2014, respectively.
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2015, the Company had reserved 484,766 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for future grants under the Plan.
Stock Options
In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.
The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2015		2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding:
Beginning of year	18	$18.92	27	$18.06	32	$18.03
Granted	—	—	—	—	—	—
Exercised	—	—	(4)	11.92	—	—
Expired	—	—	(5)	20.58	(5)	17.87
End of year	18	$18.92	18	$18.92	27	$18.06

Vested and expected to vest	18		18		27

Exercisable:
End of year	18		18		27
The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2015 (number of options in thousands):

Ranges of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$18.92	18	1.16	$18.92	18	$18.92
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2015, 2014, or 2013.
The pretax aggregate intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of 2015 of $11.32 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015 is not material, as no options were in-the-money. No options were exercised during the year ended December 31, 2015.

Note 10 – Share-Based Compensation (continued)

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
On January 20, 2015, VPG’s three executive officers at that time were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.0 million and were comprised of 59,325 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last 5 trading days immediately preceding January 1, 2015. Twenty-five percent of these awards will vest on January 1, 2018, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2018, subject to the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, each weighted equally, and their continued employment. The awards issued in 2013 and 2014 have similar allocations and vesting criteria. Effective December 23, 2015, the former Chief Technology Officer is no longer an executive officer of the Company; however, his previously granted RSUs remain in effect.
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
On May 21, 2015, the Board of Directors approved the issuance of an aggregate of 13,300 RSUs to the three independent board members and to the non-executive Chairman of the Board, with a grant-date fair value of $0.2 million. These RSUs will vest on May 21, 2016.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2015		2014		2013
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	236	$14.89	146	$14.72	193	$15.98
Granted	94	15.90	112	15.30	67	13.07
Vested	(52)	15.93	(22)	15.84	(114)	15.88
End of year	278	$15.04	236	$14.89	146	$14.72
The fair value of the RSUs vested during 2015 approximates the grant-date fair value.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2016	—	47	47
January 1, 2017	66	10	76
January 1, 2018	58	3	61

Note 10 – Share-Based Compensation (continued)

Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2015	2014	2013
Stock options	$—	$—	$3
Restricted stock units	1,083	1,008	740
Total	$1,083	$1,008	$743
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
The deferred tax benefit on share-based compensation expense was $0.0 million, $0.2 million, and $0.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.
As of December 31, 2015, the Company had $1.4 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately two years.
Note 11 – Commitments, Contingencies, and Concentrations
Leases
The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.
Total rental expense under operating leases was $3.9 million, $4.1 million, and $3.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Future minimum lease payments for operating leases (excluding related party leases as described in Note 2) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2016	$3,023
2017	2,328
2018	1,617
2019	1,273
2020	1,009
Thereafter	1,029
Litigation
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company is of the opinion that the disposition of these proceedings will not have a material adverse effect on its business or its financial condition, results of operations, and cash flows.
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

Note 11 – Commitments, Contingencies, and Concentrations (continued)

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
The vast majority of the Company’s products are used in the broad industrial market, with selected uses in military and aerospace, medical, agriculture, and construction. Within the broad industrial segment, the Company’s products serve wide applications in the waste management, bulk hauling, logging, scale manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2015 and 2014, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2015 and 2014, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2015 and December 31, 2014:

	December 31,
	2015	2014
Asia	26%	18%
United States	10%	27%
Israel	24%	23%
Europe	17%	14%
United Kingdom	13%	10%
Canada	10%	8%
Total	100%	100%

Note 12 – Segment and Geographic Data
VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells, and modules. The Weighing and Control Systems reporting segment is comprised of instruments, complete systems for process control, and on-board weighing applications.
VPG evaluates reporting segment performance based on multiple performance measures including gross profits, revenues, and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Reporting segment assets are the owned or allocated assets used by each segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products.

Note 12 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2015
Net third-party revenues	$104,460	$61,048	$66,670	$—	$232,178
Intersegment revenues	2,400	2,105	760	(5,265)	—
Gross profit	41,640	12,510	30,079	—	84,229
Segment operating income (loss)	24,285	3,459	11,289	(35,674)	3,359
Acquisition costs	—	—	185	—	185
Impairment of goodwill and indefinite-lived intangibles	—	—	4,942	—	4,942
Restructuring costs	613	2,932	517	399	4,461
Depreciation and amortization expense	5,098	3,080	1,956	963	11,097
Capital expenditures	7,585	1,486	467	440	9,978
Total assets	86,709	65,445	100,015	12,132	264,301

2014
Net third-party revenues	$107,758	$68,301	$73,969	$—	$250,028
Intersegment revenues	3,190	1,773	1,039	(6,002)	—
Gross profit	41,991	14,880	33,903	—	90,774
Segment operating income (loss)	23,210	5,374	11,619	(32,710)	7,493
Impairment of goodwill and indefinite-lived intangibles	—	—	5,579	—	5,579
Restructuring costs	153	—	515	—	668
Depreciation and amortization expense	5,192	3,556	2,112	876	11,736
Capital expenditures	6,156	1,801	775	359	9,091
Total assets	87,727	66,574	96,612	36,010	286,923

2013
Net third-party revenues	$97,045	$64,846	$76,698	$—	$238,589
Intersegment revenues	1,989	2,140	1,175	(5,304)	—
Gross profit	37,276	13,667	32,512	—	83,455
Segment operating income (loss)	19,912	4,549	10,274	(26,671)	8,064
Acquisition costs	—	—	794	—	794
Restructuring costs	388	—	150	—	538
Depreciation and amortization expense	5,371	3,535	2,096	1,062	12,064
Capital expenditures	3,353	2,479	704	206	6,742
Total assets	84,694	70,921	108,036	31,051	294,702

Note 12 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Unallocated selling, general, and administrative expenses	$(26,086)	$(26,463)	$(25,339)
Acquisition costs	(185)	—	(794)
Impairment of goodwill and indefinite-lived intangibles	(4,942)	(5,579)	—
Restructuring costs	(4,461)	(668)	(538)
	$(35,674)	$(32,710)	$(26,671)
The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area, and property and equipment based on physical location (in thousands):

	Years ended December 31,
Net Revenues	2015	2014	2013
United States	$92,332	$93,004	$86,897
United Kingdom	30,684	36,358	32,915
Other Europe	50,857	57,014	53,691
Israel	3,435	3,661	2,226
Asia	34,893	37,916	32,410
Canada	19,977	22,075	30,450
	$232,178	$250,028	$238,589

	December 31,
Property and Equipment - Net	2015	2014
United States	$11,989	$5,750
United Kingdom	5,092	5,628
Other Europe	1,300	1,569
Israel	20,278	18,663
Asia	16,751	17,146
Canada and Other	1,221	1,937
	$56,631	$50,693

Note 13 – Earnings Per Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 10), and other potentially dilutive securities.

Note 13 – Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2015	2014	2013
Numerator:

Numerator for basic earnings per share:
Net (loss) earnings attributable to VPG stockholders	$(13,008)	$3,080	$4,436
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	6	15
Numerator for diluted earnings per share:
Net (loss) earnings attributable to VPG stockholders	$(13,008)	$3,086	$4,451
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,485	13,755	13,563
Effect of dilutive securities:
Exchangeable notes	—	181	311
Employee stock options	—	1	1
Restricted stock units	—	40	69
Dilutive potential common shares	—	222	381
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,485	13,977	13,944

Basic (loss) earnings per share attributable to VPG stockholders	$(0.96)	$0.22	$0.33

Diluted (loss) earnings per share attributable to VPG stockholders	$(0.96)	$0.22	$0.32
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2015	2014	2013
Weighted average employee stock options	18	18	23
Weighted average exchangeable notes	181	—	—
Weighted average restricted stock units	36	—	—
Note 14 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Foreign exchange loss	$(2,146)	$(945)	$(1,460)
Interest income	225	261	266
Other	(161)	(56)	(160)
	$(2,082)	$(740)	$(1,354)

Note 14 – Additional Financial Statement Information (continued)

Other accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Customer advance payments	$3,004	$5,167
Accrued restructuring	2,827	351
Goods received, not yet invoiced	2,332	3,265
Accrued taxes, other than income taxes	1,468	1,879
Accrued commissions	1,785	1,649
Accrued professional fees	1,874	1,465
Other	3,314	2,994
	$16,604	$16,770

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2015		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,676	$739	$3,937	$—

As of December 31, 2014		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,725	$915	$3,810	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2015 and December 31, 2014, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

Note 15 – Fair Value Measurements (continued)

The fair value of the long-term debt at December 31, 2015 and December 31, 2014 is approximately $31.9 million and $21.7 million, respectively, compared to its carrying value of $33.7 million and $22.8 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.
Note 16 – Subsequent Events
Executive RSU grant
On January 19, 2016, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.0 million and were comprised of 86,798 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last 5 trading days immediately preceding January 1, 2016. Twenty-five percent of these awards will vest on January 1, 2019, subject to the executives continued employment. The performance-based portion of the RSUs will also vest on January 1, 2019, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals.
Restructuring
Restructuring costs of $0.4 million were recorded in January 2016. These costs were comprised of employee termination costs, including severance, and exit costs. It is anticipated that the restructuring costs will be fully paid in the first quarter of 2016. In March 2016, the Company approved additional cost reduction actions to improve efficiency and operating performance.  The cash cost of these actions is expected to be approximately $0.5 million which is anticipated to be completed by the third quarter of 2016.

Note 17 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2015 (a)				2014 (a)
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$56,608	$59,508	$57,149	$58,913	$61,240	$65,162	$63,402	$60,224
Gross profit	20,979	21,035	21,450	20,765	21,710	24,909	23,670	20,485
Operating income (loss)	2,153	2,335	(1,711)	582	2,223	5,005	3,879	(3,614)
Net earnings (loss)	847	1,460	(1,952)	(13,349)	1,242	3,570	3,264	(4,818)
Less: net (loss) earnings attributable to noncontrolling interests	(13)	(16)	(9)	52	67	(8)	30	89
Net earnings (loss) attributable to VPG stockholders	860	1,476	(1,943)	(13,401)	1,175	3,578	3,234	(4,907)
Per Share Data: (b)
Basic earnings (loss) per share	$0.06	$0.11	$(0.15)	$(1.02)	$0.09	$0.26	$0.24	$(0.36)
Diluted earnings (loss) per share	$0.06	$0.11	$(0.15)	$(1.02)	$0.08	$0.26	$0.23	$(0.36)
Certain Items Recorded during the Quarters:
Acquisition purchase accounting adjustments	$—	$26	$—	$146	$39	$2	$15	$19
Acquisition costs	—	—	—	185	—	—	—	—
Impairment of goodwill and indefinite-lived intangibles	—	—	4,942	—	—	—	—	5,579
Restructuring costs	78	304	459	3,620	324	7	144	193
Tax effect of adjustments for purchase accounting, acquisition costs, impairment charges and restructuring costs, and discrete tax items	16	41	1,081	(12,118)	92	2	54	(504)

(a)
The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third, and fourth quarters of 2015 ended on March 28, June 27, September 26, and December 31, respectively. The first, second, third, and fourth quarters of 2014 ended on March 29, June 28, September 27, and December 31, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.