Form 10-Q
period 2016-04-02
Vishay Precision Group, Inc.
filed 2016-05-11
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 2, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 11, 2016, the registrant had 12,152,803 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
April 2, 2016

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	April 2, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,380	$62,641
Accounts receivable, net	35,235	35,553
Inventories:
Raw materials	15,498	15,062
Work in process	21,362	20,289
Finished goods	20,196	20,849
Inventories, net	57,056	56,200

Prepaid expenses and other current assets	8,621	7,814
Total current assets	162,292	162,208

Property and equipment, at cost:
Land	3,631	3,639
Buildings and improvements	55,288	55,003
Machinery and equipment	86,834	84,409
Software	7,319	7,284
Construction in progress	2,561	2,288
Accumulated depreciation	(98,480)	(95,992)
Property and equipment, net	57,153	56,631

Goodwill	12,949	12,603

Intangible assets, net	18,026	17,683

Other assets	14,761	14,622
Total assets	$265,181	$263,747

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	April 2, 2016	December 31, 2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,903	$8,004
Payroll and related expenses	12,698	13,888
Other accrued expenses	15,524	16,604
Income taxes	788	527
Current portion of long-term debt	2,173	2,120
Total current liabilities	40,086	41,143

Long-term debt, less current portion	30,539	31,037
Deferred income taxes	334	334
Other liabilities	7,497	7,195
Accrued pension and other postretirement costs	11,534	11,597
Total liabilities	89,990	91,306

Commitments and contingencies

Equity:
Common stock	1,277	1,276
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	190,694	190,436
Retained earnings	22,807	22,327
Accumulated other comprehensive loss	(31,118)	(33,121)
Total Vishay Precision Group, Inc. stockholders' equity	174,998	172,256
Noncontrolling interests	193	185
Total equity	175,191	172,441
Total liabilities and equity	$265,181	$263,747

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net revenues	$56,629	$56,608
Costs of products sold	36,854	35,629
Gross profit	19,775	20,979

Selling, general, and administrative expenses	18,048	18,748
Acquisition costs	62	—
Restructuring costs	675	78
Operating income	990	2,153

Other income (expense):
Interest expense	(328)	(187)
Other	425	(929)
Other income (expense) - net	97	(1,116)

Income before taxes	1,087	1,037

Income tax expense	591	190

Net earnings	496	847
Less: net earnings (loss) attributable to noncontrolling interests	16	(13)
Net earnings attributable to VPG stockholders	$480	$860

Basic earnings per share attributable to VPG stockholders	$0.04	$0.06
Diluted earnings per share attributable to VPG stockholders	$0.04	$0.06

Weighted average shares outstanding - basic	13,178	13,746
Weighted average shares outstanding - diluted	13,399	13,960

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net earnings	$496	$847

Other comprehensive income (loss):
Foreign currency translation adjustment	1,871	(4,281)
Pension and other postretirement actuarial items, net of tax	132	229
Other comprehensive income (loss)	2,003	(4,052)

Total comprehensive income (loss)	2,499	(3,205)

Less: comprehensive income (loss) attributable to noncontrolling interests	16	(13)

Comprehensive income (loss) attributable to VPG stockholders	$2,483	$(3,192)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 2, 2016	March 28, 2015
Operating activities
Net earnings	$496	$847
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,746	2,787
(Gain) loss on disposal of property and equipment	(15)	2
Share-based compensation expense	356	267
Inventory write-offs for obsolescence	363	480
Other	(826)	967
Net changes in operating assets and liabilities:
Accounts receivable, net	915	(546)
Inventories, net	(866)	(3,518)
Prepaid expenses and other current assets	(795)	(775)
Trade accounts payable	791	(42)
Other current liabilities	(2,514)	(2,818)
Net cash provided by (used in) operating activities	651	(2,349)

Investing activities
Capital expenditures	(2,191)	(2,800)
Proceeds from sale of property and equipment	28	—
Net cash used in investing activities	(2,163)	(2,800)

Financing activities
Principal payments on long-term debt and capital leases	(531)	(1,280)
Purchase of treasury stock	—	(1,231)
Distributions to noncontrolling interests	(8)	(16)
Net cash used in financing activities	(539)	(2,527)
Effect of exchange rate changes on cash and cash equivalents	790	(1,754)
Decrease in cash and cash equivalents	(1,261)	(9,430)

Cash and cash equivalents at beginning of period	62,641	79,642
Cash and cash equivalents at end of period	$61,380	$70,212

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1,276	$103	$(8,765)	$190,436	$22,327	$(33,121)	$172,256	$185	$172,441
Net earnings	—	—	—	—	480	—	480	16	496
Other comprehensive income	—	—	—	—	—	2,003	2,003	—	2,003
Share-based compensation expense	—	—	—	356	—	—	356	—	356
Restricted stock issuances (8,318 shares)	1	—	—	(98)	—	—	(97)	—	(97)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Balance at April 2, 2016	$1,277	$103	$(8,765)	$190,694	$22,807	$(31,118)	$174,998	$193	$175,191

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
Restatement of Previously Reported Financial Information
As previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in conjunction with the June 27, 2015 quarterly financial statement close process, the Company determined that transactions at one of its Indian subsidiaries had been recorded in their local currency, the Indian rupee, instead of their functional currency, the U.S. dollar, in prior periods. The principal line items impacted in the Indian subsidiary’s financial statements, and therefore the Company's consolidated financial statements, were inventory, property and equipment, net, depreciation expense, costs of products sold, foreign currency re-measurement gains and losses, and foreign currency translation gains and losses recorded as a component of accumulated other comprehensive income within stockholders’ equity. Consequently, the Company has restated certain prior period amounts to correct these errors. The Company has also corrected certain other identified immaterial errors related to prior periods.

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

The effect of these errors increased net earnings attributable to VPG stockholders by $0.2 million, or $0.01 per share, for the quarter ended March 28, 2015. Additional information about these corrections, including a reconciliation of each financial statement line item affected, has been included in Note 12 to the Company’s consolidated condensed financial statements contained in its Quarterly Report on Form 10-Q for the period ended June 27, 2015.
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016. The results of operations for the fiscal quarter ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2016 and 2015 end on the following dates:

	2016	2015
Quarter 1	April 2,	March 28,
Quarter 2	July 2,	June 27,
Quarter 3	October 1,	September 26,
Quarter 4	December 31,	December 31,

Note 1 – Basis of Presentation (continued)

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09,
"Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)," which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment will be effective prospectively for reporting periods beginning on or after December 15, 2015, and therefore was adopted on January 1, 2016. The adoption of this standard update is not expected to have a material impact on the Company's consolidated condensed financial statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new standard to determine if this guidance will have a material impact on the Company’s consolidated condensed financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company adopted this ASU in the first fiscal quarter of 2016. Accordingly, the Company reclassified its capitalized debt issuance costs previously recorded within other assets to a contra-liability reducing long-term debt on the consolidated condensed balance sheets. The reclassification was $0.5 million as of April 2, 2016 and $0.6 million as of December 31, 2015. The ASU did not have a material impact on the Company's consolidated condensed financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. The ASU may be early adopted for annual and interim periods beginning after December 15, 2016 under U.S. generally accepted accounting principles ("GAAP"), and either full or modified retrospective application is required. The Company has not yet selected a transition method and the effects of this standard on the Company's financial position, results of operations and cash flows are not yet known.
Note 2 – Acquisition Activity

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

Note 2 – Acquisition Activity (continued)

The following table summarizes the preliminary fair values assigned to the assets and liabilities as of the December 30, 2015 acquisition date. The amounts presented have been updated from fourth quarter of 2015, but remain preliminary (in thousands):

	As originally reported		As adjusted
	December 30, 2015	Adjustments	December 30, 2015
Working capital (a)	$2,479	$85	$2,564
Property and equipment	6,338	—	6,338
Intangible assets:
Patents and acquired technology	1,600	—	1,600
Non-competition agreements	60	—	60
Customer relationships	2,500	—	2,500
Trade names	700	—	700
Total intangible assets	4,860	—	4,860
Fair value of acquired identifiable assets	13,677	85	13,762
Purchase price	$20,101	$—	$20,101
Goodwill	$6,424	$(85)	$6,339

(a)	Working capital accounts include cash, accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, and other accrued expenses.

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. These valuations and studies are currently being analyzed and have yet to be finalized. Accordingly, the assets and liabilities assumed, as detailed above, are subject to adjustment once the detailed analysis is completed.

The Company has preliminarily determined the useful lives of the assets acquired. The estimated weighted average useful lives for the patents and acquired technology, non-competition agreements, and customer relationships are 20 years, 5 years, and 15 years, respectively.

The Company has recorded cumulative acquisition costs of $0.2 million associated with this transaction, the majority of which were recorded in the fiscal year ended December 31, 2015 consolidated financial statements. Costs include accounting, legal, appraisal, and other fees.

Please see Note 14 for discussion regarding acquisition activity subsequent to April 2, 2016.
Note 3 – Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment
		KELK Acquisition	Stress-Tek Acquisition
Balance at December 31, 2015	$12,603	$6,179	$6,424
Adjustment to goodwill acquired	(85)	—	(85)
Foreign currency translation adjustment	431	431	—
Balance at April 2, 2016	$12,949	$6,610	$6,339
Note 4 – Restructuring Costs
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

Note 4 – Restructuring Costs (continued)

The Company recorded aggregate restructuring costs of $0.7 million and $0.1 million during the fiscal quarters ended April 2, 2016 and March 28, 2015, respectively. Restructuring costs were mainly comprised of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
On March 23, 2016, the Company announced an additional closure plan in connection with the November 16, 2015 global cost reduction program with the decision to close its facility in Alajuela, Costa Rica. The cash cost of this program, primarily severance, is expected to be approximately $0.6 million. Substantial implementation of this program is expected to occur by the end of the third quarter of 2016. Approximately $0.3 million of restructuring costs were recorded during the fiscal quarter ended April 2, 2016 related to this program.
Additionally, in the first quarter of 2016, the Company initiated cost reduction plans at two subsidiary locations in Europe and one subsidiary in the U.S. Approximately $0.4 million of restructuring costs, primarily severance, were recorded during the fiscal quarter ended April 2, 2016 related to these plans.
On November 16, 2015, the Company announced a global cost reduction program as part of its efforts to improve efficiency and operating performance. The cash cost of this program, primarily severance, is expected to be approximately $4.0 million. Approximately $3.6 million of restructuring costs related to this program were recorded during the fiscal quarter ended December 31, 2015. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
The following table summarizes the activity to date related to all restructuring programs. The accrued restructuring liability balance as of April 2, 2016 and December 31, 2015, respectively, is included in other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2015	$2,827
Restructuring costs in 2016	675
Cash payments	(1,656)
Foreign currency translation	6
Balance at April 2, 2016	$1,852
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 2, 2016 was 54.4% versus 18.3% for the fiscal quarter ended March 28, 2015. The increase in the tax rate is primarily attributable to not providing a tax benefit in the 2016 period on U.S. losses. In the fourth quarter of 2015, the Company established a full valuation allowance for its U.S. deferred tax assets since realization was, and continues to be, not more likely than not. The difference in the effective tax rate is also caused by changes in the geographic mix of pre-tax earnings and an increase in tax expense associated with discrete items, including foreign exchange gains and losses.
The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates a reduction in the liability for unrecognized tax benefits between $0.3 million to $0.8 million within twelve months of the balance sheet date due to cash payments and the potential for the expiration of statutes of limitation in certain jurisdictions.

Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 2, 2016	December 31, 2015
2015 Credit Agreement - Revolving Facility	$4,000	$4,000
2015 Credit Agreement - U.S. Closing Date Term Facility	4,180	4,500
2015 Credit Agreement - U.S. Delayed Draw Term Facility	11,000	11,000
2015 Credit Agreement - Canadian Term Facility	9,320	9,500
Exchangeable Unsecured Notes, due 2102	4,097	4,097
Other debt	625	614
Deferred financing costs	(510)	(554)
Total long-term debt	32,712	33,157
Less: current portion	2,173	2,120
Long-term debt, less current portion	$30,539	$31,037
Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2016	$(28,704)	$(4,417)	$(33,121)
Other comprehensive income before reclassifications	1,871	—	1,871
Amounts reclassified from accumulated other comprehensive income (loss)	—	132	132
Balance at April 2, 2016	$(26,833)	$(4,285)	$(31,118)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2015	$(21,757)	$(4,803)	$(26,560)
Other comprehensive loss before reclassifications	(4,281)	—	(4,281)
Amounts reclassified from accumulated other comprehensive income (loss)	—	229	229
Balance at March 28, 2015	$(26,038)	$(4,574)	$(30,612)
Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 8).

Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans.
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended April 2, 2016		Fiscal quarter ended March 28, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$102	$25	$103	$19
Interest cost	205	32	213	30
Expected return on plan assets	(167)	—	(163)	—
Amortization of actuarial losses	51	19	58	19
Net periodic benefit cost	$191	$76	$211	$68

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At April 2, 2016, the Company had reserved 371,413 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.
On January 19, 2016, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.9 million and were comprised of 86,798 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last five trading days immediately preceding January 1, 2016. Twenty-five percent of these awards will vest on January 1, 2019, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2019, subject to the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, and the executives' continued employment.
On March 29, 2016, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.4 million and were comprised of 25,613 RSUs. Twenty-five percent of these awards will vest on January 1, 2019 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2019, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, and the employees' continued employment.
On March 24, 2016 and April 2, 2016, the Board of Directors approved the issuance of an aggregate of 525 RSUs and 417 RSUs, respectively, to the newly appointed independent members of the Board of Directors. These awards represented a pro-rated portion of the annual equity grant made to non-executive directors pursuant to the Plan. The aggregate grant-date fair value of these awards was immaterial. These RSUs will vest on May 26, 2016, subject to the directors' continued service on the Board.
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

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Restricted stock units	$356	$267

Note 10 – Segment Information
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

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net third-party revenues:
Foil Technology Products	$26,319	$25,061
Force Sensors	14,838	15,237
Weighing and Control Systems	15,472	16,310
Total	$56,629	$56,608

Gross profit:
Foil Technology Products	$11,127	$10,370
Force Sensors	2,728	3,329
Weighing and Control Systems	5,920	7,280
Total	$19,775	$20,979

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,764	$6,150
Force Sensors	405	908
Weighing and Control Systems	1,192	1,981
Unallocated G&A expenses	(6,634)	(6,808)
Acquisition costs	(62)	—
Restructuring costs	(675)	(78)
Consolidated condensed operating (loss) income	$990	$2,153

Acquisition costs:
Foil Technology Products	$(50)	$—
Weighing and Control Systems	(12)	—
	$(62)	$—

Restructuring costs:
Foil Technology Products	$(498)	$—
Force Sensors	(3)	—
Weighing and Control Systems	(154)	(78)
Corporate/Other	(20)	—
	$(675)	$(78)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems

Note 10 – Segment Information (continued)

segment were $0.4 million and $1.0 million during the fiscal quarters ended April 2, 2016 and March 28, 2015, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.5 million and $0.4 million during the fiscal quarters ended April 2, 2016 and March 28, 2015, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.2 million during the fiscal quarters ended April 2, 2016 and March 28, 2015, respectively.
Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$480	$860

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	4	2

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$484	$862

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,178	13,746

Effect of dilutive securities:
Exchangeable notes	181	181
Restricted stock units	40	33
Dilutive potential common shares	221	214

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,399	13,960

Basic earnings per share attributable to VPG stockholders	$0.04	$0.06

Diluted earnings per share attributable to VPG stockholders	$0.04	$0.06
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Weighted average employee stock options	18	18

Note 12 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Foreign exchange gain (loss)	$428	$(959)
Interest income	62	55
Other	(65)	(25)
	$425	$(929)

Note 13 – Fair Value Measurements
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
April 2, 2016
Assets
Assets held in rabbi trusts	$4,588	$611	$3,977	$—

December 31, 2015
Assets
Assets held in rabbi trusts	$4,676	$739	$3,937	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at April 2, 2016 and December 31, 2015, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at April 2, 2016 and December 31, 2015 is approximately $32.1 million and $31.9 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $33.2 million and $33.7 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.
The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
Note 14 – Subsequent Events
Acquisition of Pacific Instruments, Inc.
On March 30, 2016, the Company entered into a stock purchase agreement to acquire Pacific Instruments, Inc. of Concord, California, a privately held company. On April 6, 2016, the Company completed the acquisition for an aggregate purchase price of approximately $11.0 million, subject to customary post-closing adjustments. The acquisition was financed using a combination of cash on hand, as well as borrowings under the Company's credit facility. The Company has recorded $0.1 million of acquisition costs related to Pacific Instruments as of April 2, 2016.
Pacific Instruments is a designer and manufacturer of high-performance data acquisition systems. They have extensive experience integrating large, high performance data acquisition and control systems, selling primarily to the aerospace, commercial aviation and defense markets, mainly in the U.S. Pacific Instruments provides installation, facility integration, training and on-going technical support for their manufactured products. Pacific Instruments products will expand the offerings of our Foil Technology Products segment, which already offers data acquisition systems, primarily in the field of strain measurement.
Restructuring
In May 2016, the Company continued a cost reduction program at its subsidiary in Canada due to a reduction in production levels. Restructuring costs of $0.3 million were incurred in relation to employee termination costs, including severance. It is anticipated that the restructuring costs will be fully paid in the second quarter of 2016.

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
As previously reported in our Quarterly Report on Form 10-Q for the period ended June 27, 2015, the Company determined that transactions at one of its Indian subsidiaries had been recorded in their local currency, the Indian rupee, instead of their functional currency, the U.S. dollar, in prior periods. Consequently, the Company has restated prior period amounts to correct these errors, as well as certain other immaterial errors related to prior periods. All prior periods presented in this report reflect the impact of this restatement.
In December 2015, we completed the acquisition of Stress-Tek, Inc. ("Stress-Tek"). Stress-Tek is a designer and manufacturer of state-of-the-art strain gage-based load cells and force measurement systems primarily serving the North American market. The results of operations of Stress-Tek are included in the Weighing and Control Systems reporting segment in our consolidated condensed financial statements beginning January 1, 2016.
In April, 2016, we completed the acquisition of Pacific Instruments, Inc. ("Pacific Instruments"). Pacific Instruments is a designer and manufacturer of high performance data acquisition systems. The results of operations of Pacific Instruments will be included in the Foil Technology Products reporting segment in our consolidated condensed financial statements beginning April 6, 2016.
Net revenues for the fiscal quarter ended April 2, 2016 were $56.6 million versus $56.6 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended April 2, 2016 were $0.5 million, or $0.04 per diluted share, versus $0.9 million, or $0.06 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended April 2, 2016 and March 28, 2015 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Gross profit	$19,775	$20,979
Gross profit margin	34.9%	37.1%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	296	—

Adjusted gross profit	$20,071	$20,979
Adjusted gross profit margin	35.4%	37.1%

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net earnings attributable to VPG stockholders	$480	$860

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	296	—
Acquisition costs	62	—
Restructuring costs	675	78

Reconciling items affecting income tax expense
Tax effect of adjustments for purchase accounting, acquisition costs, restructuring costs, and discrete tax item	(179)	16
Adjusted net earnings attributable to VPG stockholders	$1,692	$922

Adjusted net earnings per diluted share	$0.13	$0.07

Weighted average shares outstanding - diluted	13,399	13,960
(a) Acquisition purchase accounting adjustments, recorded in connection with the acquisition of the Stress-Tek, include fair market value adjustments associated with inventory.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2015 through the first quarter of 2016 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2015	2015	2015	2015	2016
Net revenues	$56,608	$59,508	$57,149	$58,913	$56,629

Gross profit margin	37.1%	35.3%	37.5%	35.2%	34.9%

End-of-period backlog	$59,200	$54,600	$52,200	$48,800	$52,000

Book-to-bill ratio	1.05	0.91	0.97	0.95	1.03

Inventory turnover	2.60	2.75	2.54	2.77	2.62

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2015	2015	2015	2015	2016
Foil Technology Products
Net revenues	$25,061	$26,155	$27,000	$26,244	$26,319
Gross profit margin	41.4%	39.6%	42.0%	36.5%	42.3%
End-of-period backlog	$28,500	$25,900	$23,400	$22,500	$22,400
Book-to-bill ratio	1.12	0.90	0.90	0.97	0.98
Inventory turnover	2.88	2.99	2.83	2.99	2.67

Force Sensors
Net revenues	$15,237	$15,645	$14,580	$15,586	$14,838
Gross profit margin	21.8%	19.0%	21.0%	20.2%	18.4%
End-of-period backlog	$11,600	$11,300	$11,600	$11,500	$12,500
Book-to-bill ratio	0.98	0.98	1.03	1.00	1.06
Inventory turnover	1.98	2.04	1.82	2.06	2.15

Weighing and Control Systems
Net revenues	$16,310	$17,708	$15,569	$17,083	$15,472
Gross profit margin	44.6%	43.6%	45.4%	47.0%	38.3%
End-of-period backlog	$19,100	$17,400	$17,200	$14,800	$17,100
Book-to-bill ratio	1.00	0.88	1.05	0.89	1.11
Inventory turnover	3.91	4.38	3.84	4.15	3.50
Net revenues for the first quarter of 2016 decreased $2.3 million, or 3.9%, from the net revenues reported in the fourth quarter of 2015, and were flat compared to net revenues for the comparable prior year period. Lower net revenues in the Weighing and Control Systems and Force Sensors segments were due to lower volumes in each segment. The major decrease in revenues for the Weighing and Control Systems segment, as compared to the fourth quarter of 2015, was in the steel industry, where we continue to see a slowdown in the market. Decreases in process weighing in Europe and on-board weighing in the U.S. also contributed to the decline in the Weighing and Control Systems segment. Net revenues for the first quarter of 2016 were negatively impacted by the effect of foreign exchange rates of $1.2 million as compared to the first quarter of 2015. Exchange rates had minimal impact on net revenues from the fourth quarter of 2015 to the first quarter of 2016.
The gross profit margin in the first quarter of 2016 decreased 2.2% as compared to the first quarter of 2015. Lower gross profit margin in the Weighing and Control Systems and Force Sensors segments were partially offset by increases in the gross profit margins in the Foil Technology Products segment. The major decrease in gross profit margin for the Weighing and Control Systems segment was due to negative foreign exchange impacts and an unfavorable product mix. The major decrease in gross profit margin for the Force Sensors segment was due to a reduction in inventory. The increase in the gross profit margin in the Foil Technology Products segment was primarily due to an increase in volume partially offset by labor inefficiencies related to the expansion of our advanced sensors platform.
The gross profit margin in the first quarter of 2016 decreased 0.3% from the fourth quarter of 2015. The primary driver of the decrease in gross profit margin for the Weighing and Control Systems segment and the Force Sensors segment was lower volume. These decreases are partially offset by an increase in gross profit margin in the Foil Technology Products segment due to cost savings from our previously announced cost reduction programs.
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

On April 6, 2016, we acquired Pacific Instruments. Pacific Instruments is a designer and manufacturer of high performance data acquisition systems. They have extensive experience integrating large, high performance data acquisition and control systems, selling primarily to the aerospace, commercial aviation and defense markets, mainly in the U.S. Pacific Instruments provides installation, facility integration, training and on-going technical support for their manufactured products. Pacific Instruments products will provide an extension to our Foil Technology Products segment, which already offers data acquisition systems, primarily in the field of strain measurement.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016.

The Company recorded restructuring costs of $0.7 million during the fiscal quarter ended April 2, 2016 related to cost reduction programs at its subsidiaries in the United States, Costa Rica, Sweden, and the Netherlands. Restructuring costs mainly were comprised of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
We are evaluating plans to further reduce our costs by consolidating additional manufacturing operations. These plans may require us to incur restructuring and severance costs in future periods. While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service, or our ability to further develop products and processes.
Goodwill
We test the goodwill in each of our reporting units for impairment at least annually, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. Determining whether to test goodwill for impairment, and the application of goodwill impairment tests, require significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates could materially affect the determination of fair value for each reporting unit. A slowdown or deferral of orders for a business, with which we have goodwill associated, could impact our valuation of that goodwill. For instance, if the slowdown in the steel industry persists, it may impact our valuation of goodwill within our Weighing and Control Systems segment in future periods.
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
For the fiscal quarter ended April 2, 2016, exchange rates reduced net revenues by $1.2 million, and costs of products sold and selling, general, and administrative expenses by $1.0 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Costs of products sold	65.1%	62.9%
Gross profit	34.9%	37.1%
Selling, general, and administrative expenses	31.9%	33.1%
Operating income	1.7%	3.8%
Income before taxes	1.9%	1.8%
Net earnings	0.9%	1.5%
Net earnings attributable to VPG stockholders	0.8%	1.5%

Effective tax rate	54.4%	18.3%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net revenues	$56,629	$56,608
Change versus comparable prior year period	$21
Percentage change versus prior year period	—%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(1.5)%
Foreign currency effects	(2.2)%
Acquisitions	3.7%
Net change	—%
During the fiscal quarter ended April 2, 2016, revenues remained flat as compared to the prior year period. Improvements in the Foil Technology Products segment revenues, and an increase in the revenues from the acquisition of Stress-Tek, were offset by decreased revenues in both the Force Sensors and Weighing and Control Systems segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Gross profit margin	34.9%	37.1%
The gross profit margin for the fiscal quarter ended April 2, 2016 decreased compared to the comparable prior year period, mainly due to lower gross margins in the Force Sensors and Weighing and Control Systems segments, particularly related to the steel markets.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net revenues	$26,319	$25,061
Change versus comparable prior year period	$1,258
Percentage change versus prior year period	5.0%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	5.3%
Change in average selling prices	0.3%
Foreign currency effects	(0.6)%
Net change	5.0%
Net revenues increased for the fiscal quarter ended April 2, 2016, as compared to the comparable prior year period, due to higher volume from the test and measurement market sector in Asia.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Gross profit margin	42.3%	41.4%
The gross profit margin increased for the fiscal quarter ended April 2, 2016, when compared to the comparable prior year period due to higher volume, as described above, partially offset by labor inefficiencies related to the expansion of our advanced sensors platform.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net revenues	$14,838	$15,237
Change versus comparable prior year period	$(399)
Percentage change versus prior year period	(2.6)%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	0.0%
Change in average selling prices	(0.9)%
Foreign currency effects	(1.7)%
Net change	(2.6)%
Net revenues decreased for the fiscal quarter ended April 2, 2016, as compared to the comparable prior year period, mainly due to negative foreign currency impacts relating to the euro, British pound, and Indian rupee.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Gross profit margin	18.4%	21.8%
The gross profit margin for the fiscal quarter ended April 2, 2016 decreased from the comparable prior year period mainly due to a reduction in inventory.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Net revenues	$15,472	$16,310
Change versus comparable prior year period	$(838)
Percentage change versus prior year period	(5.1)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(13.4)%
Change in average selling prices	0.5%
Foreign currency effects	(5.1)%
Acquisitions	12.9%
Net change	(5.1)%
Net revenues decreased for the fiscal quarter ended April 2, 2016, as compared to the comparable prior year period. The increase in volume from the acquisition of Stress-Tek was offset by declines in volume, mainly from the steel business.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Gross profit margin	38.3%	44.6%

The gross profit margin for the fiscal quarter ended April 2, 2016 decreased compared to the comparable prior year period, mainly due to lower revenues from the steel business, negative foreign currency impacts and an unfavorable product mix. Additionally, Stress-Tek purchase accounting adjustments of $0.3 million were recorded during the fiscal quarter ended April 2, 2016. Excluding the purchase accounting adjustments, the gross margin percentage would have been 40.2%.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015
Total SG&A expenses	$18,048	$18,748

as a percentage of net revenues	31.9%	33.1%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended April 2, 2016 as compared to the comparable prior year period decreased by $0.7 million. The decrease primarily relates to lower headcount and commissions of $1.0 million, a favorable impact of $0.4 million in foreign currency effects, offset by $0.7 million of costs associated with the operations of Stress-Tek, which was acquired on December 30, 2015.
Acquisition Costs
In connection with the acquisitions of Stress-Tek and Pacific Instruments, we recorded acquisition costs of $0.1 million in our consolidated condensed financial statements during the fiscal quarter ended April 2, 2016.
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
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. The Company anticipates annual savings of approximately $6.0 million, beginning in 2016. Approximate cost savings realized as of April 2, 2016 were $1.1 million. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
On March 23, 2016, the Company announced an additional closure plan in connection with the November 16, 2015 global cost reduction program with the decision to close its facility in Alajuela, Costa Rica. The Company anticipates annual savings of approximately $0.7 million in 2016. Substantial implementation of this program is expected to occur by the end of the third quarter of 2016.
The Company recorded restructuring costs of $0.7 million during the fiscal quarter ended April 2, 2016. These costs were mainly comprised of employee termination costs, including severance, at its subsidiaries in the United States, Costa Rica, Sweden, and the Netherlands. The restructuring costs recorded during the fiscal quarter ended March 28, 2015, were comprised of employee termination costs, including severance, at one of the Company's subsidiaries in the United States.
Other Income (Expense)
Total interest expense for the fiscal quarter ended April 2, 2016 was higher than interest expense in the comparable prior year periods, mainly due to higher debt associated with funding the acquisition of Stress-Tek, which was completed on December 30, 2015.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	April 2, 2016	March 28, 2015	Change
Foreign exchange gain (loss)	$428	$(959)	$1,387
Interest income	62	55	7
Other	(65)	(25)	(40)
	$425	$(929)	$1,354
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the quarter ended April 2, 2016, the change in foreign exchange gains and losses during the period, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Canadian dollar. A substantial portion of this currency fluctuation is due to a U.S. dollar denominated term facility maintained by our Canadian subsidiary.
Income Taxes
The effective tax rate for the fiscal quarter ended April 2, 2016 was 54.4% versus 18.3% for the fiscal quarter ended March 28, 2015. The increase in the tax rate is primarily attributable to not providing a tax benefit in the 2016 period on U.S. losses. In the fourth quarter of 2015, we established a full valuation allowance for our U.S. deferred tax assets since realization was, and continues to be, not more likely than not. The difference in the effective tax rate is also caused by changes in the geographic mix of pre-tax earnings and an increase in tax expense associated with discrete items, including foreign exchange gains and losses.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We consider whether valuation allowances should be established against deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and our ability to identify feasible tax planning strategies. Deferred tax assets may not be recognized in jurisdictions where there is a history of cumulative losses, where there is no taxable income in the carryback period, where there is insufficient evidence to support future earnings and where there is no other positive evidence, such as the likely reversal of taxable temporary differences, that would result in the utilization of deferred tax assets.
Financial Condition, Liquidity, and Capital Resources
We focus on our ability to generate cash flows from operations. The cash generated from operations is used to fund our capital expenditure plans, and cash in excess of capital expenditure needs is available to fund our acquisition strategy and to reduce debt levels.
At April 2, 2016 and December 31, 2015, we had significant cash balances and available credit. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
In December 2015, we entered into a second amended and restated credit agreement. The terms of our credit agreement provide for the following facilities: (1) a secured revolving facility of $30.0 million (which may be increased by a maximum of $15.0 million at our request, subject to terms of the credit agreement), the proceeds of which can be used for working capital and general corporate purposes, with a sublimit of $10.0 million for letters of credit; (2) a secured closing date term facility of $4.5 million for the Company; (3) a secured delayed draw term facility of $11.0 million for the Company; and (4) a secured term facility of $9.5 million for Vishay Precision Group Canada ULC ("VPG Canada"), our Canadian subsidiary. The credit agreement terminates on December 30, 2020. The term loans are being repaid in quarterly installments.
Per our credit agreement, borrowings under all facilities bear interest at either, upon our option, (1) a base rate which is the greater of the agent’s prime rate, the Federal Funds rate, or a LIBOR floor, plus a margin of 0.25% or (2) LIBOR plus, depending upon our leverage ratio, an interest rate margin ranging from 2.00% to 3.00%. We are also required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the secured revolving facility, which is determined based on our leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at April 2, 2016. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.6 million at April 2, 2016 and $0.6 million at December 31, 2015, respectively.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. This is evident in the three fiscal months ended April 2, 2016, with cash provided by operating activities of $0.7 million. However, our cash used in operating activities for the three fiscal months ended March 28, 2015 was $2.3 million, which primarily resulted from lower net earnings, estimated tax payments and increases in working capital accounts.
We refer to the amount of cash provided by operating activities in excess of our capital expenditure needs and net of proceeds from the sale of assets as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards. We historically have generated positive free cash. However, due to restructuring payments of $1.7 million related to the global cost reduction program announced in November 2015 and changes in working capital accounts, we did not generate free cash in the year-to-date period presented. It is anticipated that we will generate free cash during the remaining months of fiscal year 2016.
The following table summarizes the components of net cash (debt) at April 2, 2016 and December 31, 2015 (in thousands):

	April 2, 2016	December 31, 2015
Cash and cash equivalents	$61,380	$62,641

Third-party debt, including current and long-term:
Term loans	24,500	25,000
Revolving debt	4,000	4,000
Third-party debt held by Japanese subsidiary	625	614
Exchangeable notes, due 2102	4,097	4,097
Total third-party debt	33,222	33,711
Net cash	$28,158	$28,930
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
Approximately 81% and 90% of our cash and cash equivalents balance at April 2, 2016 and December 31, 2015, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we would be subject to additional U.S. income taxes (adjusted for foreign tax credits), state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at April 2, 2016 and December 31, 2015:

	April 2, 2016	December 31, 2015
Israel	22%	24%
Asia	24%	26%
Europe	18%	17%
United States	19%	10%
United Kingdom	11%	13%
Canada	6%	10%
	100%	100%
Our financial condition as of April 2, 2016 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2015.
Cash paid for property and equipment for the three fiscal months ended April 2, 2016 was $2.2 million as compared to $2.8 million in the comparable prior year period. Capital expenditures for the three fiscal months ended April 2, 2016 are comprised of projects related to the normal maintenance of business and expansion related to the production of a certain product line.
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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; changes in the current pace of economic recovery; difficulties or delays in completing acquisitions and integrating acquired companies (including the acquisitions of Stress-Tek and Pacific Instruments); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our ERP system, and the associated impact on manufacturing efficiencies and customer satisfaction; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended April 2, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we do not currently consider significant, may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1
Stock Purchase Agreement, dated March 30, 2016, by and among Vishay Precision Group, Inc., Pacific Instruments, Inc., the shareholders of Pacific Instruments, Inc., John Hueckel and Norman Hueckel as Owners, and John Hueckel, as Representative (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 5, 2016 and incorporated herein by reference).

10.2*	Form of Indemnification Agreement with directors.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 2, 2016, furnished in XBRL (eXtensible Business Reporting Language).

* Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: May 11, 2016