Form 10-Q
period 2016-07-02
Vishay Precision Group, Inc.
filed 2016-08-10
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 2, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 10, 2016, the registrant had 12,167,045 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
July 2, 2016

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	July 2, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,223	$62,641
Accounts receivable, net	36,020	35,553
Inventories:
Raw materials	15,927	15,062
Work in process	21,645	20,289
Finished goods	20,244	20,849
Inventories, net	57,816	56,200

Prepaid expenses and other current assets	8,700	7,814
Assets held for sale	2,043	—
Total current assets	156,802	162,208

Property and equipment, at cost:
Land	3,516	3,639
Buildings and improvements	45,872	55,003
Machinery and equipment	88,285	84,409
Software	7,349	7,284
Construction in progress	2,697	2,288
Accumulated depreciation	(92,756)	(95,992)
Property and equipment, net	54,963	56,631

Goodwill	19,422	12,603

Intangible assets, net	23,038	17,683

Other assets	14,614	14,622
Total assets	$268,839	$263,747

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	July 2, 2016	December 31, 2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,319	$8,004
Payroll and related expenses	10,770	13,888
Other accrued expenses	15,066	16,604
Income taxes	1,317	527
Current portion of long-term debt	2,230	2,120
Total current liabilities	37,702	41,143

Long-term debt, less current portion	35,019	31,037
Deferred income taxes	661	334
Other liabilities	7,760	7,195
Accrued pension and other postretirement costs	11,434	11,597
Total liabilities	92,576	91,306

Commitments and contingencies

Equity:
Common stock	1,278	1,276
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	190,883	190,436
Retained earnings	24,675	22,327
Accumulated other comprehensive loss	(32,085)	(33,121)
Total Vishay Precision Group, Inc. stockholders' equity	176,089	172,256
Noncontrolling interests	174	185
Total equity	176,263	172,441
Total liabilities and equity	$268,839	$263,747

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	July 2, 2016	June 27, 2015
Net revenues	$57,996	$59,508
Costs of products sold	36,501	38,473
Gross profit	21,495	21,035

Selling, general, and administrative expenses	18,444	18,396
Acquisition costs	352	—
Restructuring costs	1,011	304
Operating income	1,688	2,335

Other income (expense):
Interest expense	(371)	(173)
Other	(30)	(414)
Other income (expense) - net	(401)	(587)

Income before taxes	1,287	1,748

Income tax (benefit) expense	(562)	288

Net earnings	1,849	1,460
Less: net loss attributable to noncontrolling interests	(19)	(16)
Net earnings attributable to VPG stockholders	$1,868	$1,476

Basic earnings per share attributable to VPG stockholders	$0.14	$0.11
Diluted earnings per share attributable to VPG stockholders	$0.14	$0.11

Weighted average shares outstanding - basic	13,184	13,580
Weighted average shares outstanding - diluted	13,405	13,790

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 2, 2016	June 27, 2015
Net revenues	$114,625	$116,116
Costs of products sold	73,355	74,102
Gross profit	41,270	42,014

Selling, general, and administrative expenses	36,492	37,144
Acquisition costs	414	—
Restructuring costs	1,686	382
Operating income	2,678	4,488
Other income (expense):
Interest expense	(699)	(360)
Other	395	(1,343)
Other income (expense) - net	(304)	(1,703)

Income before taxes	2,374	2,785

Income tax expense	29	478

Net earnings	2,345	2,307
Less: net loss attributable to noncontrolling interests	(3)	(29)
Net earnings attributable to VPG stockholders	$2,348	$2,336

Basic earnings per share attributable to VPG stockholders	$0.18	$0.17

Diluted earnings per share attributable to VPG stockholders	$0.18	$0.17

Weighted average shares outstanding - basic	13,181	13,663

Weighted average shares outstanding - diluted	13,402	13,875

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	July 2, 2016	June 27, 2015
Net earnings	$1,849	$1,460

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,208)	1,601
Pension and other postretirement actuarial items, net of tax	241	(100)
Other comprehensive (loss) income	(967)	1,501

Total comprehensive income	882	2,961

Less: comprehensive loss attributable to noncontrolling interests	(19)	(16)

Comprehensive income attributable to VPG stockholders	$901	$2,977

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2016	June 27, 2015
Net earnings	$2,345	$2,307

Other comprehensive income (loss):
Foreign currency translation adjustment	663	(2,680)
Pension and other postretirement actuarial items, net of tax	373	129
Other comprehensive income (loss)	1,036	(2,551)

Comprehensive income (loss)	3,381	(244)

Less: comprehensive loss attributable to noncontrolling interests	(3)	(29)

Comprehensive income (loss) attributable to VPG stockholders	$3,384	$(215)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2016	June 27, 2015
Operating activities
Net earnings	$2,345	$2,307
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,640	5,524
Gain on disposal of property and equipment	(31)	(1)
Share-based compensation expense	547	416
Inventory write-offs for obsolescence	865	916
Deferred income taxes	(1,540)	(98)
Other	(804)	1,219
Net changes in operating assets and liabilities:
Accounts receivable, net	991	(1,671)
Inventories, net	(1,681)	(4,345)
Prepaid expenses and other current assets	(879)	943
Trade accounts payable	91	(1,670)
Other current liabilities	(5,356)	(3,589)
Net cash provided by (used in) operating activities	188	(49)

Investing activities
Capital expenditures	(4,434)	(5,037)
Proceeds from sale of property and equipment	250	65
Purchase of business	(10,727)	—
Net cash used in investing activities	(14,911)	(4,972)

Financing activities
Principal payments on long-term debt and capital leases	(1,064)	(1,810)
Proceeds from revolving facility	11,000	—
Payments on revolving facility	(6,000)	—
Debt issuance costs	—	—
Purchase of treasury stock	—	(6,137)
Distributions to noncontrolling interests	(8)	(45)
Net cash provided by (used in) financing activities	3,928	(7,992)
Effect of exchange rate changes on cash and cash equivalents	377	(1,173)
Decrease in cash and cash equivalents	(10,418)	(14,186)

Cash and cash equivalents at beginning of period	62,641	79,642
Cash and cash equivalents at end of period	$52,223	$65,456

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1,276	$103	$(8,765)	$190,436	$22,327	$(33,121)	$172,256	$185	$172,441
Net earnings	—	—	—	—	2,348	—	2,348	(3)	2,345
Other comprehensive income	—	—	—	—	—	1,036	1,036	—	1,036
Share-based compensation expense	—	—	—	547	—	—	547	—	547
Restricted stock issuances (22,560 shares)	2	—	—	(100)	—	—	(98)	—	(98)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Balance at July 2, 2016	$1,278	$103	$(8,765)	$190,883	$24,675	$(32,085)	$176,089	$174	$176,263

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
Restatement of Previously Reported Financial Information
As previously reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, in conjunction with the June 27, 2015 quarterly financial statement close process, the Company determined that transactions at one of its Indian subsidiaries had been recorded in their local currency, the Indian rupee, instead of their functional currency, the U.S. dollar, in prior periods. The principal line items impacted in the Indian subsidiary’s financial statements, and therefore the Company's consolidated financial statements, were inventory, property and equipment, net, depreciation expense, costs of products sold, foreign currency re-measurement gains and losses, and foreign currency translation gains and losses recorded as a component of accumulated other comprehensive income within stockholders’ equity. Consequently, the Company restated certain prior period amounts to correct these errors. The Company also corrected certain other identified immaterial errors related to prior periods.

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016. The results of operations for the fiscal quarter ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2016 and 2015 end on the following dates:

	2016	2015
Quarter 1	April 2,	March 28,
Quarter 2	July 2,	June 27,
Quarter 3	October 1,	September 26,
Quarter 4	December 31,	December 31,

During the second quarter of 2016, the Karmiel, Israel facility met the criteria necessary to classify the related assets as held for sale.   The net assets related to the Karmiel, Israel facility were presented on the Consolidated Condensed Balance Sheets as Assets held for sale as of July 2, 2016.

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

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company adopted this ASU in the first fiscal quarter of 2016. Accordingly, the Company reclassified its capitalized debt issuance costs previously recorded within other assets to a contra-liability reducing long-term debt on the consolidated condensed balance sheets. The reclassification was $0.6 million as of December 31, 2015. The ASU did not have a material impact on the Company's consolidated condensed financial statements.
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
Note 2 – Acquisition Activity
Pacific Instruments, Inc.
On April 6, 2016, the Company completed the acquisition of Pacific Instruments, Inc. ("Pacific" ) for an aggregate purchase price of $10.7 million, subject to customary post-closing adjustments. Pacific is a designer and manufacturer of high-performance data acquisition systems. They have extensive experience integrating large, high performance data acquisition and control systems, selling primarily to the aerospace, commercial aviation and defense markets, mainly in the U.S. Pacific provides installation, facility integration, training and on-going technical support for their manufactured products. Pacific products will expand the offerings of our Foil Technology Products segment, which already offers data acquisition systems, primarily in the field of strain measurement.

Note 2 – Acquisition Activity (continued)

The following table summarizes the preliminary fair values assigned to the assets and liabilities of Pacific as of the April 6, 2016 acquisition date (in thousands):

April 6, 2016
Working capital (a)	$686
Property and equipment	26
Long-term deferred income tax liability	(1,993)
Intangible assets:
Patents and acquired technology	1,300
Non-competition agreements	40
Customer relationships	3,500
Trade names	700
Total intangible assets	5,540
Fair value of acquired identifiable assets and liabilities	4,259
Purchase price	$10,727
Goodwill	$6,468

(a)	Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, income taxes payable, and other accrued expenses.

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. These valuations and studies are currently being analyzed and have yet to be finalized. Accordingly, the assets and liabilities assumed are subject to adjustment once the detailed analysis is completed.

The Company has preliminarily determined the useful lives of the assets acquired. The estimated weighted average useful lives for the patents and acquired technology, non-competition agreements, and customer relationships are 20 years, 6.5 years, and 15 years, respectively.
The Company has recorded $0.4 million in acquisition costs on the consolidated condensed statement of operations related to Pacific through July 2, 2016. Costs include accounting, legal, appraisal and other fees.

Stress-Tek, Inc.

On December 30, 2015, the Company completed the acquisition of Stress-Tek, Inc. ("Stress-Tek"), based in Kent, Washington, for an aggregate purchase price of $20.1 million. Stress-Tek is a designer and manufacturer of state-of-the-art, rugged and reliable strain gage-based load cells and force measurement systems primarily servicing the North American market. Their sensors and display systems are used in a wide range of industries, predominantly in transportation and trucking, for timber, refuse, aggregate, mining, and general trucking applications. Stress-Tek adds new products to the Company's Weighing and Control Systems reporting segment, which enhances and broadens the Company's on-board weighing offerings with products that are recognized for high quality in their markets.

Note 2 – Acquisition Activity (continued)

The following table summarizes the preliminary fair values assigned to the assets and liabilities as of the December 30, 2015 acquisition date. The amounts presented below were updated from the fourth quarter of 2015, but remain preliminary (in thousands):

	As originally reported
	December 30, 2015	Adjustments	Adjusted
Working capital (a)	$2,479	$85	$2,564
Property and equipment	6,338	—	6,338
Intangible assets:
Patents and acquired technology	1,600	—	1,600
Non-competition agreements	60	—	60
Customer relationships	2,500	—	2,500
Trade names	700	—	700
Total intangible assets	4,860	—	4,860
Fair value of acquired identifiable assets	13,677	85	13,762
Purchase price	$20,101	$—	$20,101
Goodwill	$6,424	$(85)	$6,339

(a)	Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, and other accrued expenses.

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
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2015	$12,603	$6,179	$6,424	$—
Goodwill acquired	6,468	—	—	6,468
Adjustment to goodwill acquired	(85)	—	(85)	—
Foreign currency translation adjustment	436	436	—	—
Balance at July 2, 2016	$19,422	$6,615	$6,339	$6,468
Note 4 – Restructuring Costs
Restructuring costs represent the cost reduction programs initiated by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.

Note 4 – Restructuring Costs (continued)

The Company recorded aggregate restructuring costs of $1.0 million and $0.3 million during the fiscal quarters ended July 2, 2016 and June 27, 2015, respectively, and $1.7 million and $0.4 million during the fiscal six months ended July 2, 2016 and June 27, 2015, respectively. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances and facility closure costs.
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.4 million of restructuring costs were recorded during the six fiscal months ended July 2, 2016 related to this closure. This closure is expected to be substantially complete by the end of the third quarter of 2016.
During the fiscal six months ended July 2, 2016, the Company initiated other cost reduction plans at locations in Europe, the U.S. and Canada. Approximately $1.0 million of restructuring costs, primarily severance, were recorded during the the six fiscal months ended July 2, 2016 related to these plans.
On November 16, 2015, the Company announced a global cost reduction program as part of its efforts to improve efficiency and operating performance. Approximately $0.3 million of restructuring costs, excluding the Costa Rica closure, were recorded during the six fiscal months ended July 2, 2016 related to this program. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
The following table summarizes the activity related to all restructuring programs. The accrued restructuring liability balance as of July 2, 2016 and December 31, 2015, respectively, is included in other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2015	$2,827
Restructuring costs in 2016	1,686
Cash payments	(3,351)
Foreign currency translation	1
Balance at July 2, 2016	$1,163
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended July 2, 2016 was (43.7)% compared to 16.5% for the fiscal quarter ended June 27, 2015. The effective tax rate for the six fiscal months ended July 2, 2016 was 1.2% compared to 17.2% for the six fiscal months ended June 27, 2015. The lower tax rate in the fiscal quarter and six fiscal months ended July 2, 2016 is primarily attributable to a $1.6 million release of the valuation allowance established with respect to U.S. deferred tax assets. The reduction in the valuation allowance relates to deferred tax liabilities established in connection with the acquisition of Pacific. The impact of the valuation allowance release is partially offset by an increase in 2016 tax rates primarily attributable to not providing tax benefits on U.S. losses. In the fourth quarter of 2015, the Company established a full valuation allowance with respect to its U.S. deferred tax assets since realization was, and continues to be, not more likely than not. The effective tax rate in 2016 is also higher as a result of withholding taxes on the distribution of earnings from certain foreign subsidiaries and changes in the geographic mix of pre-tax earnings partially offset by lower tax liabilities for uncertain tax positions related to the expiration of the statute of limitations in certain jurisdictions.
The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates a reduction in the liability for unrecognized tax

Note 5 – Income Taxes (continued)

benefits between $0.2 million to $1.2 million within twelve months of the balance sheet date due to cash payments, the potential completion of tax examinations, and the potential for the expiration of statutes of limitation in certain jurisdictions.

Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 2, 2016	December 31, 2015
2015 Credit Agreement - Revolving Facility	$9,000	$4,000
2015 Credit Agreement - U.S. Closing Date Term Facility	4,314	4,500
2015 Credit Agreement - U.S. Delayed Draw Term Facility	10,546	11,000
2015 Credit Agreement - Canadian Term Facility	9,140	9,500
Exchangeable Unsecured Notes, due 2102	4,097	4,097
Other debt	649	614
Deferred financing costs	(497)	(554)
Total long-term debt	37,249	33,157
Less: current portion	2,230	2,120
Long-term debt, less current portion	$35,019	$31,037
Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2016	$(28,704)	$(4,417)	$(33,121)
Other comprehensive income before reclassifications	663	—	663
Amounts reclassified from accumulated other comprehensive income (loss)	—	373	373
Balance at July 2, 2016	$(28,041)	$(4,044)	$(32,085)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2015	$(21,757)	$(4,804)	$(26,561)
Other comprehensive loss before reclassifications	(2,680)	—	(2,680)
Amounts reclassified from accumulated other comprehensive income (loss)	—	129	129
Balance at June 27, 2015	$(24,437)	$(4,675)	$(29,112)
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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended July 2, 2016		Fiscal quarter ended June 27, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$104	$25	$103	$19
Interest cost	205	33	214	30
Expected return on plan assets	(166)	—	(163)	—
Amortization of actuarial losses	52	19	58	19
Net periodic benefit cost	$195	$77	$212	$68

	Six fiscal months ended July 2, 2016		Six fiscal months ended June 27, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$206	$50	$206	$38
Interest cost	410	65	427	60
Expected return on plan assets	(333)	—	(326)	—
Amortization of actuarial losses	103	38	116	38
Net periodic benefit cost	$386	$153	$423	$136

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At July 2, 2016, the Company had reserved 355,235 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for regrant to others.
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
On March 29, 2016, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.4 million and were comprised of 25,613 RSUs. Twenty-five percent of these awards will vest on January 1, 2019 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2019, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, and the employees' continued employment.
On March 24, 2016 and April 2, 2016, the Board of Directors approved the issuance of an aggregate of 525 RSUs and 417 RSUs, respectively, to the newly appointed independent members of the Board of Directors. These awards represented a pro-rated portion of the annual equity grant made to non-executive directors pursuant to the Plan. The aggregate grant-date fair value of these awards was immaterial. These RSUs vested on May 26, 2016.

Note 9 – Share-Based Compensation (continued)

On May 26, 2016, the Board of Directors approved the issuance of an aggregate of 16,178 RSUs to the independent members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.2 million and will vest on May 26, 2017, subject to the directors' continued service on the Board of Directors.
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

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Restricted stock units	$191	$149	$547	$416

During the second quarter of 2016, it was determined that certain performance objectives associated with awards granted in 2014 to executives and certain employees were not likely to be fully met. As a result, share-based compensation expense of $0.2 million associated with those performance objectives was reversed based on anticipated performance levels. A similar adjustment was also made in the second quarter of 2015, reducing share-based compensation expense by $0.2 million.

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

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net third-party revenues:
Foil Technology Products	$25,359	$26,155	$51,678	$51,216
Force Sensors	15,396	15,645	30,234	30,882
Weighing and Control Systems	17,241	17,708	32,713	34,018
Total	$57,996	$59,508	$114,625	$116,116

Gross profit:
Foil Technology Products	$9,326	$10,352	$20,453	$20,722
Force Sensors	4,460	2,967	7,187	6,296
Weighing and Control Systems	7,709	7,716	13,630	14,996
Total	$21,495	$21,035	$41,270	$42,014

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$4,181	$5,922	$10,945	$12,072
Force Sensors	2,212	526	2,616	1,433
Weighing and Control Systems	2,925	2,531	4,117	4,512
Unallocated G&A expenses	(6,267)	(6,340)	(12,900)	(13,147)
Acquisition costs	(352)	—	(414)	—
Restructuring costs	(1,011)	(304)	(1,686)	(382)
Consolidated condensed operating income	$1,688	$2,335	$2,678	$4,488

Acquisition costs:
Foil Technology Products	$(341)	$—	$(391)	$—
Weighing and Control Systems	(11)	—	(23)	—
	$(352)	$—	$(414)	$—

Restructuring costs:
Foil Technology Products	$(221)	$—	$(718)	$—
Force Sensors	(297)	(304)	(301)	(304)
Weighing and Control Systems	(379)	—	(532)	(78)
Corporate/Other	(114)	—	(135)	—
	$(1,011)	$(304)	$(1,686)	$(382)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems

Note 10 – Segment Information (continued)

segment were $0.6 million and $0.6 million during the fiscal quarters ended July 2, 2016 and June 27, 2015, respectively, and $1.0 million and $1.5 million during the six fiscal months ended July 2, 2016 and June 27, 2015, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.6 million and $0.5 million during the fiscal quarters ended July 2, 2016 and June 27, 2015, respectively, and $1.0 million and $1.0 million during the six fiscal months ended July 2, 2016 and June 27, 2015, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.3 million and $0.2 million during the fiscal quarters ended July 2, 2016 and June 27, 2015, respectively, and $0.5 million and $0.4 million during the six fiscal months ended July 2, 2016 and June 27, 2015, respectively.
Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,868	$1,476	$2,348	$2,336

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	4	2	8	3

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,872	$1,478	$2,356	$2,339

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,184	13,580	13,181	13,663

Effect of dilutive securities:
Exchangeable notes	181	181	181	181
Restricted stock units	40	29	40	31
Dilutive potential common shares	221	210	221	212

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,405	13,790	13,402	13,875

Basic earnings per share attributable to VPG stockholders	$0.14	$0.11	$0.18	$0.17

Diluted earnings per share attributable to VPG stockholders	$0.14	$0.11	$0.18	$0.17
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Weighted average employee stock options	18	18	18	18

Note 12 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Foreign exchange gain (loss)	$67	$(279)	$495	$(1,238)
Interest income	41	36	103	91
Other	(138)	(171)	(203)	(196)
	$(30)	$(414)	$395	$(1,343)

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
July 2, 2016
Assets
Assets held in rabbi trusts	$4,632	$565	$4,067	$—

December 31, 2015
Assets
Assets held in rabbi trusts	$4,676	$739	$3,937	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at July 2, 2016 and December 31, 2015, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at July 2, 2016 and December 31, 2015 is approximately $36.4 million and $31.9 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $37.7 million and $33.7 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.
The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

Note 14 – Subsequent Events

In July 2016, the Company agreed to sell its Karmiel, Israel facility and also agreed to lease a portion of the facility back from the buyer.  The sale is expected to close no later than November 2016, subject to customary closing conditions.  The Company classified the assets related to its Karmiel, Israel facility as Assets Held for Sale as of July 2, 2016 and reduced land, buildings and improvements, and accumulated depreciation by $0.1 million, $9.8 million, and $7.9 million, respectively.

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
As previously reported in our Quarterly Report on Form 10-Q for the period ended June 27, 2015, the Company determined that transactions at one of its Indian subsidiaries had been recorded in their local currency, the Indian rupee, instead of their functional currency, the U.S. dollar, in prior periods. Consequently, the Company restated prior period amounts to correct these errors, as well as certain other immaterial errors related to prior periods. All prior periods presented in this report reflect the impact of this restatement.
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
In April, 2016, we completed the acquisition of Pacific Instruments, Inc. ("Pacific"), a designer and manufacturer of high performance data acquisition systems. The results of operations of Pacific are included in the Foil Technology Products reporting segment in our consolidated condensed financial statements beginning April 6, 2016.
Net revenues for the fiscal quarter ended July 2, 2016 were $58.0 million versus $59.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended July 2, 2016 were $1.9 million, or $0.14 per diluted share, versus $1.5 million, or $0.11 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended July 2, 2016 were $114.6 million versus $116.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended July 2, 2016 were $2.3 million, or $0.18 per diluted share, versus $2.3 million, or $0.17 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and six fiscal months ended July 2, 2016 and June 27, 2015 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Gross profit	$21,495	$21,035	$41,270	$42,014
Gross profit margin	37.1%	35.3%	36.0%	36.2%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	195	26	491	26

Adjusted gross profit	$21,690	$21,061	$41,761	$42,040
Adjusted gross profit margin	37.4%	35.4%	36.4%	36.2%

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net earnings attributable to VPG stockholders	$1,868	$1,476	$2,348	$2,336

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	195	26	491	26
Acquisition costs	352	—	414	—
Restructuring costs	1,011	304	1,686	382

Reconciling items affecting income tax expense
Less tax effect of adjustments for purchase accounting, acquisition costs, restructuring costs, and discrete tax items	1,469	41	1,290	57
Adjusted net earnings attributable to VPG stockholders	$1,957	$1,765	$3,649	$2,687

Adjusted net earnings per diluted share	$0.15	$0.13	$0.27	$0.19

Weighted average shares outstanding - diluted	13,405	13,790	13,402	13,875
(a) Acquisition purchase accounting adjustments, recorded in connection with the acquisition of the Stress-Tek and Pacific, include fair market value adjustments associated with inventory.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2015 through the second quarter of 2016 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2015	2015	2015	2016	2016
Net revenues	$59,508	$57,149	$58,913	$56,629	$57,996

Gross profit margin	35.3%	37.5%	35.2%	34.9%	37.1%

End-of-period backlog	$54,600	$52,200	$48,800	$52,000	$51,400

Book-to-bill ratio	0.91	0.97	0.95	1.03	0.98

Inventory turnover	2.75	2.54	2.77	2.62	2.52

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2015	2015	2015	2016	2016
Foil Technology Products
Net revenues	$26,155	$27,000	$26,244	$26,319	$25,359
Gross profit margin	39.6%	42.0%	36.5%	42.3%	36.8%
End-of-period backlog	$25,900	$23,400	$22,500	$22,400	$23,800
Book-to-bill ratio	0.90	0.90	0.97	0.98	1.01
Inventory turnover	2.99	2.83	2.99	2.67	2.65

Force Sensors
Net revenues	$15,645	$14,580	$15,586	$14,838	$15,396
Gross profit margin	19.0%	21.0%	20.2%	18.4%	29.0%
End-of-period backlog	$11,300	$11,600	$11,500	$12,500	$11,700
Book-to-bill ratio	0.98	1.03	1.00	1.06	0.97
Inventory turnover	2.04	1.82	2.06	2.15	1.97

Weighing and Control Systems
Net revenues	$17,708	$15,569	$17,083	$15,472	$17,241
Gross profit margin	43.6%	45.4%	47.0%	38.3%	44.7%
End-of-period backlog	$17,400	$17,200	$14,800	$17,100	$15,900
Book-to-bill ratio	0.88	1.05	0.89	1.11	0.94
Inventory turnover	4.38	3.84	4.15	3.50	3.27
Net revenues for the second quarter of 2016 increased $1.4 million, or 2.4%, from the net revenues reported in the first quarter of 2016, and decreased $1.5 million, or 2.5% compared to net revenues for the comparable prior year period. Higher net revenues in the Weighing and Control Systems and Force Sensors segments were due to higher volume, relative to the first quarter of 2016, in each segment. The major increase in revenues for the Weighing and Control Systems segment, as compared to the first quarter of 2016, was from our steel business. Net revenues for the second quarter of 2016, which include additional revenues from our two recent acquisitions, were negatively impacted by the decrease in volume across all product lines, as compared to the second quarter of 2015. This decrease in volume is predominantly coming from the test and measurement and steel market sectors.
The gross profit margin in the second quarter of 2016 increased 1.8% as compared to the second quarter of 2015 and increased 2.2% from the first quarter of 2016. Higher gross profit margins in the Weighing and Control Systems and Force Sensors segments were partially offset by a decrease in the gross profit margins in the Foil Technology Products segment. The major increase in gross profit margin for the Force Sensors segment was due to the realization of cost savings from our cost reduction programs, which included headcount reductions and relocation of manufacturing. The decrease in the gross profit margin in the Foil Technology Products segment was primarily due to a decrease in volume and labor inefficiencies related to the expansion of our advanced sensors platform. The sequential improvement in the gross profit margin for the Weighing and Control Systems segment was mainly due to improved revenue from the steel business.
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
Our foil technology research group continues to provide innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we expect to result in reduced manufacturing and lead times, and increased margins. The expected benefits of this highly automated approach are the basis for a significant portion of the restructuring efforts which we implemented in the past year.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, we continue to relocate our force sensor manufacturing from leased locations with higher labor cost to the owned facility we constructed in India. This consolidation of operations is part of our global restructuring and cost reduction program announced in 2015 and expanded in 2016.
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

On April 6, 2016, we acquired Pacific, a designer and manufacturer of high performance data acquisition systems. They have extensive experience integrating large, high performance data acquisition and control systems, selling primarily to the aerospace, commercial aviation and defense markets, mainly in the U.S. Pacific provides installation, facility integration, training and on-going technical support for their manufactured products. Pacific products will provide an extension to our Foil Technology Products segment, which already offers data acquisition systems, primarily in the field of strain measurement.
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
Cost Management
To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-cost countries to lower-cost countries and consolidating to fewer locations. This may enable us to become more efficient and cost competitive, and also maintain tighter controls of the operation.
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
The Company recorded restructuring costs of $1.0 million and $1.7 million during the fiscal quarter and six fiscal months ended July 2, 2016, respectively. These costs related to cost reduction programs in the United States, Costa Rica, Canada, Sweden, France, United Kingdom, China, and the Netherlands. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs.

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
For the fiscal quarter ended July 2, 2016, exchange rates reduced net revenues by $0.1 million, and costs of products sold and selling, general, and administrative expenses by $0.4 million, when compared to the comparable prior year period. For the six fiscal months ended July 2, 2016, exchange rates reduced net revenues by $1.3 million, and costs of products sold and selling, general, and administrative expenses by $1.5 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Costs of products sold	62.9%	64.7%	64.0%	63.8%
Gross profit	37.1%	35.3%	36.0%	36.2%
Selling, general, and administrative expenses	31.8%	30.9%	31.8%	32.0%
Operating income	2.9%	3.9%	2.3%	3.9%
Income before taxes	2.2%	2.9%	2.1%	2.4%
Net earnings	3.2%	2.5%	2.0%	2.0%
Net earnings attributable to VPG stockholders	3.2%	2.5%	2.0%	2.0%

Effective tax rate	(43.7)%	16.5%	1.2%	17.2%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net revenues	$57,996	$59,508	$114,625	$116,116
Change versus comparable prior year period	$(1,512)		$(1,491)
Percentage change versus prior year period	(2.5)%		(1.3)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(7.4)%	(4.6)%
Foreign currency effects	(0.1)%	(1.2)%
Acquisitions	4.9%	4.4%
Net change	(2.5)%	(1.3)%
During the fiscal quarter ended July 2, 2016, net revenues decreased 2.5% as compared to the comparable prior year period. An increase in the revenues from the acquisitions of Stress-Tek and Pacific, was offset by volume decreases across all three reporting segments. This decrease in volume is predominantly coming from the test and measurement and steel market sectors.
During the six fiscal months ended July 2, 2016, net revenues decreased 1.3% as compared to the comparable prior year period. An improvement in revenues, aided by the added revenues from the Stress-Tek and Pacific acquisitions, was offset by volume declines in the Force Sensor and Weighing and Control Systems segments. The negative foreign currency exchange rate impact relates mainly to the British pound and the Canadian dollar.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Gross profit margin	37.1%	35.3%	36.0%	36.2%
The gross profit margin for the fiscal quarter ended July 2, 2016 increased compared to the comparable prior year period, mainly due to higher gross margins in the Force Sensors and Weighing and Control Systems segments, reflecting the favorable impact of the cost reduction programs.
The gross profit margin for the six fiscal months ended July 2, 2016 was flat compared to the comparable prior year period.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net revenues	$25,359	$26,155	$51,678	$51,216
Change versus comparable prior year period	$(796)		$462
Percentage change versus prior year period	(3.0)%		0.9%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(8.4)%	(1.7)%
Change in average selling prices	0.3%	0.3%
Foreign currency effects	1.3%	0.4%
Acquisitions	3.8%	1.9%
Net change	(3.0)%	0.9%
Net revenues decreased for the fiscal quarter ended July 2, 2016, as compared to the comparable prior year period. Added revenues from the acquisition of Pacific were offset by lower volume from OEM customers in the test and measurement market sector. Net revenues for the six fiscal months ended July 2, 2016 increased slightly as compared to the comparable prior year period, mainly due to the added revenues from the acquisition of Pacific.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Gross profit margin	36.8%	39.6%	39.6%	40.5%
The gross profit margin decreased for the fiscal quarter and six fiscal months ended July 2, 2016, respectively, when compared to the comparable prior year periods due to lower volume, as described above, and labor inefficiencies related to the expansion of our advanced sensors platform.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net revenues	$15,396	$15,645	$30,234	$30,882
Change versus comparable prior year period	$(249)		$(648)
Percentage change versus prior year period	(1.6)%		(2.1)%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(1.0)%	(0.5)%
Change in average selling prices	0.0%	(0.5)%
Foreign currency effects	(0.6)%	(1.1)%
Net change	(1.6)%	(2.1)%
Net revenues decreased for the fiscal quarter ended July 2, 2016, as compared to the comparable prior year period, mainly due to slightly lower volume. Net revenues for the six fiscal months ended July 2, 2016, also decreased as compared to the comparable prior year period, due to volume, and negative foreign currency impacts relating to the British pound.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Gross profit margin	29.0%	19.0%	23.8%	20.4%
The gross profit margin for the fiscal quarter and six fiscal months ended July 2, 2016 increased from the comparable prior year periods mainly due to cost savings measures, including headcount reductions through plant closures and relocations.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net revenues	$17,241	$17,708	$32,713	$34,018
Change versus comparable prior year period	$(467)		$(1,305)
Percentage change versus prior year period	(2.6)%		(3.8)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(11.3)%	(12.8)%
Change in average selling prices	0.0%	0.2%
Foreign currency effects	(2.0)%	(3.4)%
Acquisitions	10.7%	12.2%
Net change	(2.6)%	(3.8)%

Net revenues decreased for the fiscal quarter and six fiscal months ended July 2, 2016, as compared to the comparable prior year periods. The increases in volume from the acquisition of Stress-Tek were offset by declines in volume, mainly from the process weighing and steel businesses. Foreign currency impacts also negatively impacted net revenues in both periods, mainly coming from the British pound and the Canadian dollar.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Gross profit margin	44.7%	43.6%	41.7%	44.1%
The gross profit margin for the fiscal quarter ended July 2, 2016 increased compared to the comparable prior year period, mainly due to the favorable impact of the cost reduction programs.
The gross profit margin for the six fiscal months ended July 2, 2016, decreased from the comparable prior year period mainly due to lower revenues in the process weighing and steel businesses and negative foreign currency impacts. Additionally, Stress-Tek purchase accounting adjustments of $0.4 million were recorded during the six fiscal months ended July 2, 2016. Excluding the purchase accounting adjustments, the gross margin percentage would have been 43.0%.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Total SG&A expenses	$18,444	$18,396	$36,492	$37,144

as a percentage of net revenues	31.8%	30.9%	31.8%	32.0%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses increased slightly for the fiscal quarter ended July 2, 2016 as compared to the comparable prior year period. The increase primarily relates to $1.3 million of costs associated with the operations of Stress-Tek, which was acquired on December 30, 2015 and Pacific, which was acquired on April 6, 2016. These added costs were almost completely offset by headcount reductions from the cost reduction programs.
SG&A expenses for the six fiscal months ended July 2, 2016 as compared to the comparable prior year period decreased by $0.7 million. SG&A costs associated with the operations of Stress-Tek and Pacific of $2.0 million were offset by lower personnel cost, favorable impact of foreign currency effects, and lower professional fees.
Acquisition Costs
In connection with the acquisitions of Stress-Tek and Pacific, we recorded acquisition costs of $0.4 million in our consolidated condensed financial statements during the fiscal quarter and six fiscal months ended July 2, 2016, respectively. No acquisition costs were recorded in the fiscal quarter and six fiscal months ended June 27, 2015.
Restructuring Costs
Restructuring costs represent the cost reduction programs initiated by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. The Company anticipates annual savings of approximately $6.0 million, beginning in 2016. Approximate cost savings realized as of July 2, 2016 were $2.7 million. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.

On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. The Company anticipates annual savings of approximately $0.7 million in 2016. This closure is expected to be substantially complete by the end of the third quarter of 2016.
The Company recorded restructuring costs of $1.0 million and $1.7 million during the fiscal quarter and six fiscal months ended July 2, 2016, respectively. These costs consist mainly of employee termination costs, including severance, and facility closure costs in the United States, Costa Rica, Canada, Sweden, France, United Kingdom, China, and the Netherlands. The restructuring costs recorded during the fiscal quarter and six fiscal month ended June 27, 2015, consisted of employee termination costs, including severance, at two of the Company's facilities in Asia and one in the United Kingdom.
Other Income (Expense)
Total interest expense for the fiscal quarter and six fiscal months ended July 2, 2016 was higher than interest expense in the comparable prior year periods, mainly due to higher debt associated with funding the acquisitions of Stress-Tek and Pacific, which were completed on December 30, 2015 and April 6, 2016, respectively.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	July 2, 2016	June 27, 2015	Change
Foreign exchange gain (loss)	$67	$(279)	$346
Interest income	41	36	5
Other	(138)	(171)	33
	$(30)	$(414)	$384

	Six fiscal months ended
	July 2, 2016	June 27, 2015	Change
Foreign exchange gain (loss)	$495	$(1,238)	$1,733
Interest income	103	91	12
Other	(203)	(196)	(7)
	$395	$(1,343)	$1,738
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the quarter ended July 2, 2016, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the British pound. For the six fiscal months ended July 2, 2016, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the British pound and the Canadian dollar. A substantial portion of the Canadian dollar currency fluctuation is due to a U.S. dollar denominated term facility maintained by our Canadian subsidiary.
Income Taxes
The effective tax rate for the fiscal quarter ended July 2, 2016 was (43.7)% compared to 16.5% for the fiscal quarter ended June 27, 2015. The effective tax rate for the six fiscal months ended July 2, 2016 was 1.2% compared to 17.2% for the six fiscal months ended June 27, 2015. The lower tax rate in the fiscal quarter and six fiscal months ended July 2, 2016 is primarily attributable to a $1.6 million release of the valuation allowance established with respect to U.S. deferred tax assets. The reduction in the valuation allowance relates to deferred tax liabilities established in connection with the acquisition of Pacific. Excluding the valuation allowance release, the tax rates for the fiscal quarter and six fiscal months ended July 2, 2016 would be 84.5% and 70.7%, respectively. The increase in the 2016 tax rate is primarily attributable to not providing tax benefits for those periods on U.S. losses. In the fourth quarter of 2015, we established a full valuation allowance with respect to our U.S. deferred tax assets since realization was, and continues to be, not more likely than not. The increase in the effective tax rates in 2016 is also caused by withholding taxes on the distribution of earnings from certain foreign subsidiaries and changes in the geographic mix of pre-tax earnings, partially offset by lower tax liabilities for uncertain tax positions related to the expiration of the statute of limitations in certain jurisdictions.
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
At July 2, 2016 and December 31, 2015, we had significant cash balances and available credit. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at July 2, 2016. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.6 million at July 2, 2016 and $0.6 million at December 31, 2015, respectively.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the six fiscal months ended July 2, 2016, cash provided by operating activities was $0.2 million. This includes $3.4 million of restructuring payments made during the six month period. Our cash used in operating activities for the six fiscal months ended June 27, 2015 was $0.0 million, which primarily resulted from estimated tax payments and increases in working capital accounts.
As of July 2, 2016, our free-cash was ($4.0) million. We refer to the amount of cash provided by operating activities ($0.2 million) in excess of our capital expenditures ($4.4 million) and net of proceeds from the sale of assets ( $0.2 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards. We historically have generated positive free cash. However, due to restructuring payments of $3.4 million related to the global cost reduction program announced in November 2015 and changes in working capital accounts, we did not generate free cash in the year-to-date period presented. It is anticipated that we will generate free cash during the remaining months of fiscal year 2016.

The following table summarizes the components of net cash (debt) at July 2, 2016 and December 31, 2015 (in thousands):

	July 2, 2016	December 31, 2015
Cash and cash equivalents	$52,223	$62,641

Third-party debt, including current and long-term:
Term loans	24,000	25,000
Revolving debt	9,000	4,000
Third-party debt held by Japanese subsidiary	649	614
Exchangeable notes, due 2102	4,097	4,097
Total third-party debt	37,746	33,711
Net cash	$14,477	$28,930
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
Approximately 88% and 90% of our cash and cash equivalents balance at July 2, 2016 and December 31, 2015, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we could be subject to additional U.S. income taxes potentially offset by foreign tax credits, state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at July 2, 2016 and December 31, 2015:

	July 2, 2016	December 31, 2015
Israel	14%	24%
Asia	27%	26%
Europe	22%	17%
United States	12%	10%
United Kingdom	17%	13%
Canada	8%	10%
	100%	100%
Our financial condition as of July 2, 2016 remains strong, with a current ratio (current assets to current liabilities) of 4.2 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2015.
Cash paid for property and equipment for the six fiscal months ended July 2, 2016 was $4.4 million as compared to $5.0 million in the comparable prior year period. Capital expenditures for the six fiscal months ended July 2, 2016 are comprised of projects related to the normal maintenance of business and expansion related to the production of a certain product line.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; changes in the current pace of economic recovery; difficulties or delays in completing acquisitions and integrating acquired companies (including the acquisitions of Stress-Tek and Pacific); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our ERP system, and the associated impact on manufacturing efficiencies and customer satisfaction; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-cost countries; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended July 2, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1*	Employment agreement, dated January 1, 2016, by and among Vishay Precision Group, Inc. and Roland Desilets.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 2, 2016, furnished in XBRL (eXtensible Business Reporting Language).

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

Date: August 10, 2016