Form 10-Q
period 2016-10-01
Vishay Precision Group, Inc.
filed 2016-11-08
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 1, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2016, the registrant had 12,167,045 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
October 1, 2016

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	October 1, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,133	$62,641
Accounts receivable, net	34,889	35,553
Inventories:
Raw materials	16,119	15,062
Work in process	21,913	20,289
Finished goods	20,300	20,849
Inventories, net	58,332	56,200

Prepaid expenses and other current assets	9,678	7,814
Assets held for sale	2,043	—
Total current assets	161,075	162,208

Property and equipment, at cost:
Land	3,498	3,639
Buildings and improvements	46,128	55,003
Machinery and equipment	88,697	84,409
Software	7,379	7,284
Construction in progress	3,199	2,288
Accumulated depreciation	(94,521)	(95,992)
Property and equipment, net	54,380	56,631

Goodwill	19,305	12,603

Intangible assets, net	22,438	17,683

Other assets	14,789	14,622
Total assets	$271,987	$263,747

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	October 1, 2016	December 31, 2015
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,687	$8,004
Payroll and related expenses	12,854	13,888
Other accrued expenses	15,607	16,604
Income taxes	1,387	527
Current portion of long-term debt	2,277	2,120
Total current liabilities	40,812	41,143

Long-term debt, less current portion	34,457	31,037
Deferred income taxes	623	334
Other liabilities	7,892	7,195
Accrued pension and other postretirement costs	11,309	11,597
Total liabilities	95,093	91,306

Commitments and contingencies

Equity:
Common stock	1,278	1,276
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	190,801	190,436
Retained earnings	25,726	22,327
Accumulated other comprehensive loss	(32,451)	(33,121)
Total Vishay Precision Group, Inc. stockholders' equity	176,692	172,256
Noncontrolling interests	202	185
Total equity	176,894	172,441
Total liabilities and equity	$271,987	$263,747

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	October 1, 2016	September 26, 2015
Net revenues	$54,490	$57,149
Costs of products sold	34,225	35,699
Gross profit	20,265	21,450

Selling, general, and administrative expenses	16,917	17,760
Impairment of goodwill and indefinite-lived intangibles	—	4,942
Restructuring costs	709	459
Operating income (loss)	2,639	(1,711)

Other income (expense):
Interest expense	(377)	(158)
Other	(44)	(387)
Other income (expense) - net	(421)	(545)

Income (loss) before taxes	2,218	(2,256)

Income tax expense (benefit)	1,135	(304)

Net earnings (loss)	1,083	(1,952)
Less: net earnings (loss) attributable to noncontrolling interests	32	(9)
Net earnings (loss) attributable to VPG stockholders	$1,051	$(1,943)

Basic earnings (loss) per share attributable to VPG stockholders	$0.08	$(0.15)
Diluted earnings (loss) per share attributable to VPG stockholders	$0.08	$(0.15)

Weighted average shares outstanding - basic	13,192	13,347
Weighted average shares outstanding - diluted	13,422	13,347

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 1, 2016	September 26, 2015
Net revenues	$169,115	$173,265
Costs of products sold	107,580	109,801
Gross profit	61,535	63,464

Selling, general, and administrative expenses	53,409	54,904
Acquisition costs	414	—
Impairment of goodwill and indefinite-lived intangibles	—	4,942
Restructuring costs	2,395	841
Operating income	5,317	2,777
Other income (expense):
Interest expense	(1,076)	(518)
Other	351	(1,730)
Other income (expense) - net	(725)	(2,248)

Income before taxes	4,592	529

Income tax expense	1,164	174

Net earnings	3,428	355
Less: net earnings (loss) attributable to noncontrolling interests	29	(38)
Net earnings attributable to VPG stockholders	$3,399	$393

Basic earnings per share attributable to VPG stockholders	$0.26	$0.03

Diluted earnings per share attributable to VPG stockholders	$0.25	$0.03

Weighted average shares outstanding - basic	13,185	13,558

Weighted average shares outstanding - diluted	13,409	13,772

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	October 1, 2016	September 26, 2015
Net earnings (loss)	$1,083	$(1,952)

Other comprehensive income (loss):
Foreign currency translation adjustment	(496)	(2,352)
Pension and other postretirement actuarial items, net of tax	130	164
Other comprehensive loss	(366)	(2,188)

Total comprehensive income (loss)	717	(4,140)

Less: comprehensive income (loss) attributable to noncontrolling interests	32	(9)

Comprehensive income (loss) attributable to VPG stockholders	$685	$(4,131)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2016	September 26, 2015
Net earnings	$3,428	$355

Other comprehensive income (loss):
Foreign currency translation adjustment	167	(5,032)
Pension and other postretirement actuarial items, net of tax	503	293
Other comprehensive income (loss)	670	(4,739)

Comprehensive income (loss)	4,098	(4,384)

Less: comprehensive income (loss) attributable to noncontrolling interests	29	(38)

Comprehensive income (loss) attributable to VPG stockholders	$4,069	$(4,346)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2016	September 26, 2015
Operating activities
Net earnings	$3,428	$355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	4,942
Depreciation and amortization	8,416	8,142
(Gain) loss on disposal of property and equipment	(24)	14
Share-based compensation expense	465	796
Inventory write-offs for obsolescence	1,410	1,190
Deferred income taxes	(1,537)	(914)
Other	(862)	2,190
Net changes in operating assets and liabilities:
Accounts receivable, net	2,139	(1,182)
Inventories, net	(2,891)	(5,159)
Prepaid expenses and other current assets	(1,848)	290
Trade accounts payable	453	(2,256)
Other current liabilities	(2,657)	(3,104)
Net cash provided by operating activities	6,492	5,304

Investing activities
Capital expenditures	(6,266)	(7,508)
Proceeds from sale of property and equipment	316	117
Purchase of business	(10,727)	—
Net cash used in investing activities	(16,677)	(7,391)

Financing activities
Principal payments on long-term debt and capital leases	(1,599)	(3,839)
Proceeds from revolving facility	17,000	—
Payments on revolving facility	(12,000)	—
Purchase of treasury stock	—	(8,733)
Distributions to noncontrolling interests	(12)	(58)
Net cash provided by (used in) financing activities	3,389	(12,630)
Effect of exchange rate changes on cash and cash equivalents	288	(1,751)
Decrease in cash and cash equivalents	(6,508)	(16,468)

Cash and cash equivalents at beginning of period	62,641	79,642
Cash and cash equivalents at end of period	$56,133	$63,174

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1,276	$103	$(8,765)	$190,436	$22,327	$(33,121)	$172,256	$185	$172,441
Net earnings	—	—	—	—	3,399	—	3,399	29	3,428
Other comprehensive income	—	—	—	—	—	670	670	—	670
Share-based compensation expense	—	—	—	465	—	—	465	—	465
Restricted stock issuances (22,560 shares)	2	—	—	(100)	—	—	(98)	—	(98)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at October 1, 2016	$1,278	$103	$(8,765)	$190,801	$25,726	$(32,451)	$176,692	$202	$176,894

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016. The results of operations for the fiscal quarter and nine fiscal months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2016 and 2015 end on the following dates:

	2016	2015
Quarter 1	April 2,	March 28,
Quarter 2	July 2,	June 27,
Quarter 3	October 1,	September 26,
Quarter 4	December 31,	December 31,

During the second quarter of 2016, the Karmiel, Israel facility met the criteria necessary to classify it and the related assets as held for sale.   The net assets related to the Karmiel, Israel facility were presented on the Consolidated Condensed Balance Sheets as Assets held for sale as of October 1, 2016 and reduced land, buildings and improvements, and accumulated depreciation by $0.1 million, $9.8 million, and $7.9 million, respectively.

Note 1 – Basis of Presentation (continued)

Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to clarify the presentation of certain cash receipts and payments within the statement of cash flows.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09,"Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

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

Note 2 – Acquisition Activity
Pacific Instruments, Inc.
On April 6, 2016, the Company completed the acquisition of Pacific Instruments, Inc. ("Pacific") for an aggregate purchase price of $10.7 million, subject to customary post-closing adjustments. Pacific is a designer and manufacturer of high-performance data acquisition systems and has extensive experience integrating large, high performance data acquisition and control systems. Pacific sells primarily to the aerospace, commercial aviation and defense markets and mainly in the United States. Pacific provides installation, facility integration, training, and on-going technical support for their manufactured products. Pacific products expand the offerings of our Foil Technology Products reporting segment, which already offers data acquisition systems, primarily in the field of strain measurement.
The following table summarizes the preliminary fair values assigned to the assets and liabilities of Pacific as of April 6, 2016 (in thousands):

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

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. These valuations and studies are currently being analyzed and have yet to be finalized. Accordingly, the assets and liabilities assumed as detailed above, are subject to adjustment once the detailed analysis is completed.

The Company has preliminarily determined the useful lives of the assets acquired. The estimated weighted average useful lives for the patents and acquired technology, non-competition agreements, and customer relationships are 20 years, 6.5 years, and 15 years, respectively.
The Company has recorded $0.4 million in acquisition costs on the consolidated condensed statement of operations related to Pacific through October 1, 2016. Costs include accounting, legal, appraisal and other fees.

Stress-Tek, Inc.

On December 30, 2015, the Company completed the acquisition of Stress-Tek, Inc. ("Stress-Tek"), based in Kent, Washington, for an aggregate purchase price of $20.1 million, subject to customary post-closing adjustments. Stress-Tek is a designer and manufacturer of state-of-the-art, rugged and reliable strain gage-based load cells and force measurement systems primarily servicing the North American market. Their sensors and display systems are used in a wide range of industries, predominantly in transportation and trucking, for timber, refuse, aggregate, mining, and general trucking applications. Stress-Tek adds new products to the Company's Weighing and Control Systems reporting segment, which enhances and broadens the Company's on-board weighing offerings with products that are recognized for high quality in their markets.

Note 2 – Acquisition Activity (continued)

The following table summarizes the preliminary fair values assigned to the assets and liabilities as of the December 30, 2015 acquisition date. The amounts presented below were updated from the fourth quarter of 2015, but remain preliminary (in thousands):

	As originally reported
	December 30, 2015	Adjustments	Adjusted
Working capital (a)	$2,479	$85	$2,564
Property and equipment	6,338	—	6,338
Intangible assets:
Patents and acquired technology	1,600	—	1,600
Non-competition agreements	60	—	60
Customer relationships	2,500	—	2,500
Trade names	700	—	700
Total intangible assets	4,860	—	4,860
Fair value of acquired identifiable assets	13,677	85	13,762
Purchase price	$20,101	$(48)	$20,053
Goodwill	$6,424	$(133)	$6,291

(a)	Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, and other accrued expenses.

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
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2015	$12,603	$6,179	$6,424	$—
Goodwill acquired	6,468	—	—	6,468
Adjustment to goodwill acquired	(133)	—	(133)	—
Foreign currency translation adjustment	367	367	—	—
Balance at October 1, 2016	$19,305	$6,546	$6,291	$6,468
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

Note 4 – Restructuring Costs (continued)

The Company recorded aggregate restructuring costs of $0.7 million and $0.5 million during the fiscal quarters ended October 1, 2016 and September 26, 2015, respectively, and $2.4 million and $0.8 million during the fiscal nine months ended October 1, 2016 and September 26, 2015, respectively. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances and facility closure costs.
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.4 million of restructuring costs were recorded during the nine fiscal months ended October 1, 2016 related to this closure. This closure was substantially complete at the end of the third quarter of 2016.
On November 16, 2015, the Company announced a global cost reduction program as part of its efforts to improve efficiency and operating performance. Approximately $0.4 million of restructuring costs, excluding the Costa Rica closure, were recorded during the nine fiscal months ended October 1, 2016 related to this program. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
During the fiscal nine months ended October 1, 2016, the Company initiated other cost reduction plans at locations in Europe, the U.S. and Canada. Approximately $1.6 million of restructuring costs, primarily severance, were recorded during the nine fiscal months ended October 1, 2016 related to these plans.
The following table summarizes the activity related to all restructuring programs. The accrued restructuring liability balance as of October 1, 2016 and December 31, 2015, respectively, is included in other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2015	$2,827
Restructuring costs in 2016	2,395
Cash payments	(3,603)
Foreign currency translation	1
Balance at October 1, 2016	$1,620
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended October 1, 2016 was 51.2% compared to 13.5% for the fiscal quarter ended September 26, 2015. The effective tax rate for the nine fiscal months ended October 1, 2016 was 25.3% compared to 32.9% for the nine fiscal months ended September 26, 2015. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily because a tax benefit was not recorded in the current quarter with respect to U.S. losses. A tax benefit for U.S. losses was recorded in the prior year fiscal quarter. In the fourth quarter of 2015, the Company established a full valuation allowance with respect to its U.S. deferred tax assets since realization was not more likely than not. The lower tax rate for the nine fiscal months ended October 1, 2016 is primarily attributable to a $1.6 million reduction in the valuation allowance related to U.S. deferred tax assets. The reduction in the valuation allowance was recorded in the second fiscal quarter of 2016 and relates to deferred tax liabilities established in connection with the Pacific acquisition. The lower 2016 tax rate attributable to the valuation allowance reduction is partially offset by a tax rate increase caused by not recording a tax benefit for 2016 for U.S. tax losses. A tax benefit was recorded for U.S. losses in the 2015 nine month period. The effective tax rate for the nine fiscal months in 2016 is also higher than the prior year as a result of withholding taxes on the distribution of earnings from certain foreign subsidiaries and changes in the geographic mix of pre-tax earnings partially offset by lower tax liabilities for uncertain tax positions related to the expiration of the statute of limitations in certain jurisdictions.
The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates a reduction in the liability for unrecognized tax benefits between $0.2 million to $1.2 million within twelve months of the balance sheet date due to cash payments, the potential completion of tax examinations, and the potential for the expiration of statutes of limitation in certain jurisdictions.

Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 1, 2016	December 31, 2015
2015 Credit Agreement - Revolving Facility	$9,000	$4,000
2015 Credit Agreement - U.S. Closing Date Term Facility	4,221	4,500
2015 Credit Agreement - U.S. Delayed Draw Term Facility	10,319	11,000
2015 Credit Agreement - Canadian Term Facility	8,960	9,500
Exchangeable Unsecured Notes, due 2102	4,097	4,097
Other debt	623	614
Deferred financing costs	(486)	(554)
Total long-term debt	36,734	33,157
Less: current portion	2,277	2,120
Long-term debt, less current portion	$34,457	$31,037
Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2016	$(28,704)	$(4,417)	$(33,121)
Other comprehensive income before reclassifications	167	—	167
Amounts reclassified from accumulated other comprehensive income (loss)	—	503	503
Balance at October 1, 2016	$(28,537)	$(3,914)	$(32,451)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2015	$(21,757)	$(4,803)	$(26,560)
Other comprehensive loss before reclassifications	(5,032)	—	(5,032)
Amounts reclassified from accumulated other comprehensive income (loss)	—	293	293
Balance at September 26, 2015	$(26,789)	$(4,510)	$(31,299)
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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended October 1, 2016		Fiscal quarter ended September 26, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$101	$25	$104	$19
Interest cost	192	33	217	30
Expected return on plan assets	(153)	—	(167)	—
Amortization of actuarial losses	48	19	59	19
Net periodic benefit cost	$188	$77	$213	$68

	Nine fiscal months ended October 1, 2016		Nine fiscal months ended September 26, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$307	$75	$310	$57
Interest cost	602	97	644	90
Expected return on plan assets	(486)	—	(493)	—
Amortization of actuarial losses	151	57	175	57
Net periodic benefit cost	$574	$229	$636	$204

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At October 1, 2016, the Company had reserved 355,235 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Restricted stock units	$(83)	$380	$465	$796

During the third quarter of 2016, it was determined that certain performance objectives associated with awards granted in 2014, 2015 and 2016 to executives and certain other employees were not likely to be fully met. As a result, share-based compensation expense of $0.5 million associated with those performance objectives was reversed based on anticipated performance levels. For the nine months ended October 1, 2016, a total of $0.7 million in share-based compensation expense has been reversed, based on anticipated performance levels. A similar adjustment was also made in 2015, reducing share-based compensation expense by $0.1 million for the nine months ended September 26, 2015.

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

Note 10 – Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net third-party revenues:
Foil Technology Products	$23,852	$27,000	$75,530	$78,216
Force Sensors	15,231	14,580	45,465	45,462
Weighing and Control Systems	15,407	15,569	48,120	49,587
Total	$54,490	$57,149	$169,115	$173,265

Gross profit:
Foil Technology Products	$8,639	$11,331	$29,092	$32,053
Force Sensors	4,716	3,058	11,903	9,354
Weighing and Control Systems	6,910	7,061	20,540	22,057
Total	$20,265	$21,450	$61,535	$63,464

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$3,894	$7,024	$14,839	$19,096
Force Sensors	2,865	892	5,481	2,326
Weighing and Control Systems	2,997	2,354	7,114	6,866
Unallocated G&A expenses	(6,408)	(6,580)	(19,308)	(19,728)
Acquisition costs	—	—	(414)	—
Impairment of goodwill and indefinite-lived intangibles	—	(4,942)	—	(4,942)
Restructuring costs	(709)	(459)	(2,395)	(841)
Consolidated condensed operating income (loss)	$2,639	$(1,711)	$5,317	$2,777

Acquisition costs:
Foil Technology Products	$—	$—	$(391)	$—
Weighing and Control Systems	—	—	(23)	—
	$—	$—	$(414)	$—

Impairment of goodwill and indefinite-lived intangibles:
Weighing and Control Systems	—	(4,942)	—	(4,942)
	$—	$(4,942)	$—	$(4,942)

Restructuring costs:
Foil Technology Products	$(416)	$(135)	$(1,134)	$(135)
Force Sensors	(78)	(295)	(379)	(599)
Weighing and Control Systems	(192)	(29)	(724)	(107)
Corporate/Other	(23)	—	(158)	—
	$(709)	$(459)	$(2,395)	$(841)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.8 million and $0.5 million during the fiscal quarters ended October 1, 2016 and September 26, 2015, respectively, and $1.9 million and $2.0 million during the nine fiscal months ended October 1, 2016 and September 26, 2015, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems

Note 10 – Segment Information (continued)

segment were $0.5 million and $0.5 million during the fiscal quarters ended October 1, 2016 and September 26, 2015, respectively, and $1.5 million and $1.5 million during the nine fiscal months ended October 1, 2016 and September 26, 2015, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.2 million during the fiscal quarters ended October 1, 2016 and September 26, 2015, respectively, and $0.7 million and $0.7 million during the nine fiscal months ended October 1, 2016 and September 26, 2015, respectively.
Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,051	$(1,943)	$3,399	$393

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	4	—	12	5

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$1,055	$(1,943)	$3,411	$398

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,192	13,347	13,185	13,558

Effect of dilutive securities:
Exchangeable notes	181	—	181	181
Restricted stock units	49	—	43	33
Dilutive potential common shares	230	—	224	214

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,422	13,347	13,409	13,772

Basic earnings per share attributable to VPG stockholders	$0.08	$(0.15)	$0.26	$0.03

Diluted earnings per share attributable to VPG stockholders	$0.08	$(0.15)	$0.25	$0.03
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Weighted average employee stock options	18	—	18	18

Note 12 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Foreign exchange gain (loss)	$(59)	$(448)	$436	$(1,686)
Interest income	42	61	145	152
Other	(27)	—	(230)	(196)
	$(44)	$(387)	$351	$(1,730)

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
October 1, 2016
Assets
Assets held in rabbi trusts	$4,722	$551	$4,171	$—

December 31, 2015
Assets
Assets held in rabbi trusts	$4,676	$739	$3,937	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at October 1, 2016 and December 31, 2015, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at October 1, 2016 and December 31, 2015 is approximately $36.5 million and $31.9 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $37.2 million and $33.7 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
In April 2016, we completed the acquisition of Pacific Instruments, Inc. ("Pacific"), a designer and manufacturer of high performance data acquisition systems. The results of operations of Pacific are included in the Foil Technology Products reporting segment in our consolidated condensed financial statements beginning April 6, 2016.
Net revenues for the fiscal quarter ended October 1, 2016 were $54.5 million versus $57.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended October 1, 2016 were $1.1 million, or $0.08 per diluted share, versus $(1.9) million, or $(0.15) per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended October 1, 2016 were $169.1 million versus $173.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended October 1, 2016 were $3.4 million, or $0.25 per diluted share, versus $0.4 million, or $0.03 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and nine fiscal months ended October 1, 2016 and September 26, 2015 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Gross profit	$20,265	$21,450	$61,535	$63,464
Gross profit margin	37.2%	37.5%	36.4%	36.6%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	46	—	537	26

Adjusted gross profit	$20,311	$21,450	$62,072	$63,490
Adjusted gross profit margin	37.3%	37.5%	36.7%	36.6%

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net earnings (loss) attributable to VPG stockholders	$1,051	$(1,943)	$3,399	$393

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	46	—	537	26
Acquisition costs	—	—	414	—
Strategic alternative evaluation costs (b)	1,079	—	1,079	—
Impairment of goodwill and indefinite-lived intangibles	—	4,942	—	4,942
Restructuring costs	709	459	2,395	841

Reconciling items affecting income tax expense
Less tax effect of reconciling items and discrete tax items	(27)	(1,081)	(1,317)	(1,137)
Adjusted net earnings attributable to VPG stockholders	$2,858	$2,377	$6,507	$5,065

Adjusted net earnings per diluted share	$0.21	$0.18	$0.49	$0.37

Weighted average shares outstanding - diluted	13,422	13,347	13,409	13,772
(a) Acquisition purchase accounting adjustments, recorded in connection with the acquisition of the Stress-Tek and Pacific, include fair market value adjustments associated with inventory.
(b) The Company is evaluating strategic alternatives to enhance stockholder value, and in connection with such evaluation, has incurred professional fees during the fiscal quarter and nine fiscal months ended October 1, 2016. There are no assurances that the evaluation will result in any particular strategic alternative.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2015 through the third quarter of 2016 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2015	2015	2016	2016	2016
Net revenues	$57,149	$58,913	$56,629	$57,996	$54,490

Gross profit margin	37.5%	35.2%	34.9%	37.1%	37.2%

End-of-period backlog	$52,200	$48,800	$52,000	$51,400	$50,300

Book-to-bill ratio	0.97	0.95	1.03	0.98	0.98

Inventory turnover	2.54	2.77	2.62	2.52	2.36

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2015	2015	2016	2016	2016
Foil Technology Products
Net revenues	$27,000	$26,244	$26,319	$25,359	$23,852
Gross profit margin	42.0%	36.5%	42.3%	36.8%	36.2%
End-of-period backlog	$23,400	$22,500	$22,400	$23,800	$23,600
Book-to-bill ratio	0.90	0.97	0.98	1.01	0.99
Inventory turnover	2.83	2.99	2.67	2.65	2.57

Force Sensors
Net revenues	$14,580	$15,586	$14,838	$15,396	$15,231
Gross profit margin	21.0%	20.2%	18.4%	29.0%	31.0%
End-of-period backlog	$11,600	$11,500	$12,500	$11,700	$12,000
Book-to-bill ratio	1.03	1.00	1.06	0.97	1.02
Inventory turnover	1.82	2.06	2.15	1.97	1.84

Weighing and Control Systems
Net revenues	$15,569	$17,083	$15,472	$17,241	$15,407
Gross profit margin	45.4%	47.0%	38.3%	44.7%	44.9%
End-of-period backlog	$17,200	$14,800	$17,100	$15,900	$14,700
Book-to-bill ratio	1.05	0.89	1.11	0.94	0.92
Inventory turnover	3.84	4.15	3.50	3.27	2.98
Net revenues for the third quarter of 2016 decreased $3.5 million, or 6.0%, from the net revenues reported in the second quarter of 2016, and decreased $2.7 million, or 4.7%, compared to net revenues for the comparable prior year period.
Sequentially, net revenues were down in all three reporting segments with the Foil Technology Products and Weighing and Control Systems segments showing the greatest decline. Foil Technology Products segment revenues were down due to lower volume in the test and measurements and precision weighing market sectors. Weighing and Control Systems segment revenues were down in our process weighing and steel businesses, and were additionally hampered by negative currency impacts, primarily from the British pound.
Net revenues for the third quarter of 2016, which include additional revenues from our two recent acquisitions, were negatively impacted by the decrease in volume in the Foil Technology Products and Weighing and Control Systems segments as compared to the third quarter of 2015. This decrease in volume is predominantly related to the test and measurement and precision weighing market sectors in the Foil Technology Products segment and the European onboard weighing sector in the Weighing and Control Systems segment. These decreases were offset by an improvement in Force Sensors force measurement market segment. Negative currency impacts, primarily from the British pound, also impacted the Weighing and Control systems segment.
The gross profit margin in the third quarter of 2016 increased 0.1% as compared to the second quarter of 2016 and decreased 0.3% from the third quarter of 2015.
Gross profit margin as compared to the second quarter of 2016 reflects improvements in the Force Sensors segment due to the realization of cost savings from our cost reduction programs, which included headcount reductions and relocation of manufacturing, and a favorable product mix. When compared to the third quarter of 2015, Force Sensors contributed a significant improvement in gross margin due to the realization of cost savings and higher volume. This improvement in Force Sensors is almost completely offset by the decrease in the gross profit margin in the Foil Technology Products segment. The Foil Technology Products segment has been impacted by a significant decrease in volume in the test and measurements and precision weighing market sectors.
Optimize Core Competence
The Company’s core competency and key value proposition is providing customers with proprietary foil technology products and precision measurement sensors and sensor-based systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. While these competencies form a solid basis for our products, we believe there are several areas that can be optimized, including increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
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
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continued this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. Along with our recent success in microelectromechanical ("MEMS") technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside of our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.

On April 6, 2016, we acquired Pacific, a designer and manufacturer of high performance data acquisition systems and has extensive experience integrating large, high performance data acquisition and control systems. Pacific sells primarily to the aerospace, commercial aviation and defense markets and mainly in the United States. Pacific provides installation, facility integration, training, and on-going technical support for their manufactured products. Pacific products provide an extension to our Foil Technology Products segment, which already offers data acquisition systems, primarily in the field of strain measurement.
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
Cost Management
To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing from higher-cost countries to lower-cost countries and consolidating to fewer locations. This may enable us to become more efficient and cost competitive, and also maintain tighter controls over the operation.
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
The Company recorded restructuring costs of $0.7 million and $2.4 million during the fiscal quarter and nine fiscal months ended October 1, 2016, respectively. These costs related to cost reduction programs in the United States, Costa Rica, Canada, Sweden, France, United Kingdom, China, and the Netherlands. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs.
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
For the fiscal quarter ended October 1, 2016, exchange rates reduced net revenues by $0.5 million, and costs of products sold and selling, general, and administrative expenses by $0.5 million, when compared to the comparable prior year period. For the nine fiscal months ended October 1, 2016, exchange rates reduced net revenues by $1.8 million, and costs of products sold and selling, general, and administrative expenses by $2.0 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Costs of products sold	62.8%	62.5%	63.6%	63.4%
Gross profit	37.2%	37.5%	36.4%	36.6%
Selling, general, and administrative expenses	31.0%	31.1%	31.6%	31.7%
Operating income	4.8%	(3.0)%	3.1%	1.6%
Income before taxes	4.1%	(3.9)%	2.7%	0.3%
Net earnings	2.0%	(3.4)%	2.0%	0.2%
Net earnings attributable to VPG stockholders	1.9%	(3.4)%	2.0%	0.2%

Effective tax rate	51.2%	13.5%	25.3%	32.9%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues	$54,490	$57,149	$169,115	$173,265
Change versus comparable prior year period	$(2,659)		$(4,150)
Percentage change versus prior year period	(4.7)%		(2.4)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(8.8)%	(6.1)%
Change in average selling prices	0.2%	0.1%
Foreign currency effects	(0.9)%	(1.0)%
Acquisitions	4.8%	4.6%
Net change	(4.7)%	(2.4)%
During the fiscal quarter ended October 1, 2016, net revenues decreased 4.7% as compared to the comparable prior year period. An increase in revenues from the acquisitions of Stress-Tek and Pacific was offset by volume decreases in the Foil Technology Products and Weighing and Control Systems segments. The decrease in volume is predominantly in the test and measurement and precision weighing market sectors for the Foil Technology Product segment and in process weighing and steel market sectors for the Weighing and Control Systems segment.
During the nine fiscal months ended October 1, 2016, net revenues decreased 2.4% as compared to the comparable prior year period. An improvement in revenues, aided by the added revenues from the Stress-Tek and Pacific acquisitions, was offset by volume declines in the Foil Technology Products and Weighing and Control Systems segments.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Gross profit margin	37.2%	37.5%	36.4%	36.6%
The gross profit margin for the fiscal quarter and nine fiscal months ended October 1, 2016 was flat compared to the comparable prior year periods. The improved gross margins in the Force Sensors segment, reflecting the favorable impact of the cost reduction programs, were offset by lower gross margins in both the Foil Technology Products and Weighing and Control Systems segments.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues	$23,852	$27,000	$75,530	$78,216
Change versus comparable prior year period	$(3,148)		$(2,686)
Percentage change versus prior year period	(11.7)%		(3.4)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(15.3)%	(6.5)%
Change in average selling prices	0.1%	0.2%
Foreign currency effects	0.9%	0.7%
Acquisitions	2.6%	2.2%
Net change	(11.7)%	(3.4)%
Net revenues decreased 11.7% and 3.4%, respectively, for the fiscal quarter and nine fiscal months ended October 1, 2016, as compared to the comparable prior year periods. Added revenues from the acquisition of Pacific were offset by lower volume from OEM customers in the test and measurement market sector.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Gross profit margin	36.2%	42.0%	38.5%	41.0%
The gross profit margin decreased for the fiscal quarter and nine fiscal months ended October 1, 2016, respectively, when compared to the comparable prior year periods due to lower volume and labor inefficiencies related to the expansion of our advanced sensors platform.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues	$15,231	$14,580	$45,465	$45,462
Change versus comparable prior year period	$651		$3
Percentage change versus prior year period	4.5%		0.0%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	6.3%	1.7%
Change in average selling prices	0.0%	(0.3)%
Foreign currency effects	(1.8)%	(1.4)%
Net change	4.5%	0.0%
Net revenues increased 4.5% for the fiscal quarter ended October 1, 2016, as compared to the comparable prior year period, mainly due to higher volume in the force measurement market sector. Net revenues for the nine fiscal months ended October 1, 2016 were flat compared to the comparable prior year period. Higher volume was offset by negative foreign currency impacts relating to the British pound.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Gross profit margin	31.0%	21.0%	26.2%	20.6%
The gross profit margin for the fiscal quarter and nine fiscal months ended October 1, 2016 increased from the comparable prior year periods mainly due to cost savings measures, including headcount reductions through plant closures and relocations, and due to increased volume in the fiscal quarter.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net revenues	$15,407	$15,569	$48,120	$49,587
Change versus comparable prior year period	$(162)		$(1,467)
Percentage change versus prior year period	(1.0)%		(3.0)%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(11.1)%	(12.3)%
Change in average selling prices	0.4%	0.3%
Foreign currency effects	(3.5)%	(3.6)%
Acquisitions	13.2%	12.6%
Net change	(1.0)%	(3.0)%
Net revenues decreased for the fiscal quarter and nine fiscal months ended October 1, 2016, as compared to the comparable prior year periods. The increase in volume from the acquisition of Stress-Tek was offset by declines in volume for the remainder of the segment, mainly from the process weighing and steel businesses. Foreign currency effects also negatively impacted net revenues in both periods, mainly related to the British pound for both periods and to the Canadian dollar for the nine month period.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Gross profit margin	44.9%	45.4%	42.7%	44.5%
The gross profit margin for the fiscal quarter ended October 1, 2016 decreased compared to the comparable prior year period, mainly due to negative exchange rate impacts.
The gross profit margin for the nine fiscal months ended October 1, 2016, decreased from the comparable prior year period mainly due to lower revenues in the process weighing and steel businesses and negative foreign currency impacts. Additionally, Stress-Tek purchase accounting adjustments of $0.4 million were recorded during the nine fiscal months ended October 1, 2016. Excluding the purchase accounting adjustments, the gross margin percentage would have been 43.6%.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Total SG&A expenses	$16,917	$17,760	$53,409	$54,904

as a percentage of net revenues	31.0%	31.1%	31.6%	31.7%
Given the specialized nature of our products and our direct sales approach, we incur significant selling, general, and administrative costs. SG&A expenses for the fiscal quarter ended October 1, 2016 were lower as compared to the comparable prior year period. Reductions in personnel costs including headcount reductions from the cost reduction programs, bonus accrual adjustments and adjustments to share based compensation expense offset the increase in SG&A of $1.1 million in costs associated with evaluation of strategic alternatives to enhance stockholder value and $1.2 million associated with the operations of Stress-Tek, which was acquired on December 30, 2015 and Pacific, which was acquired on April 6, 2016.
SG&A expenses for the nine fiscal months ended October 1, 2016 were lower as compared to the comparable prior year period. Reductions in personnel costs including headcount reductions from the cost reduction programs, bonus accrual adjustments, adjustments to share based compensation expense, and favorable impacts from foreign currency effects, offset the increase in SG&A of $1.1 million in costs associated with evaluation of strategic alternatives to enhance stockholder value and $3.2 million associated with the operations of Stress-Tek, which was acquired on December 30, 2015 and Pacific, which was acquired on April 6, 2016.

Acquisition Costs
In connection with the acquisitions of Stress-Tek and Pacific, we recorded acquisition costs of $0.4 million in our consolidated condensed financial statements during the nine fiscal months ended October 1, 2016. No acquisition costs were recorded during the fiscal quarter ended October 1, 2016. No acquisition costs were recorded in the fiscal quarter and nine fiscal months ended September 26, 2015.
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
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. The Company anticipates annual savings of approximately $6.0 million, which began in 2016. Approximate cost savings realized as of October 1, 2016 were $5.3 million. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. The Company anticipates annual savings of approximately $0.7 million in 2016. This closure was substantially complete at the end of the third quarter of 2016.
The Company recorded restructuring costs of $0.7 million and $2.4 million during the fiscal quarter and nine fiscal months ended October 1, 2016, respectively. These costs consist mainly of employee termination costs, including severance, and facility closure costs in the United States, Costa Rica, Canada, Sweden, France, United Kingdom, China, and the Netherlands. The restructuring costs recorded during the fiscal quarter and nine fiscal months ended September 26, 2015, consisted of employee termination costs, including severance, in Asia, United Kingdom, United States, Canada, and Israel.
Other Income (Expense)
Total interest expense for the fiscal quarter and nine fiscal months ended October 1, 2016 was higher than interest expense in the comparable prior year periods, mainly due to higher debt associated with funding the acquisitions of Stress-Tek and Pacific, which were completed on December 30, 2015 and April 6, 2016, respectively.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	October 1, 2016	September 26, 2015	Change
Foreign exchange gain (loss)	$(59)	$(448)	$389
Interest income	42	61	(19)
Other	(27)	—	(27)
	$(44)	$(387)	$343

	Nine fiscal months ended
	October 1, 2016	September 26, 2015	Change
Foreign exchange gain (loss)	$436	$(1,686)	$2,122
Interest income	145	152	(7)
Other	(230)	(196)	(34)
	$351	$(1,730)	$2,081
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the quarter ended October 1, 2016, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar. For the nine fiscal months ended October 1, 2016, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the British pound and the Canadian dollar. A substantial portion of the Canadian dollar currency fluctuation is due to a U.S. dollar denominated term facility maintained by our Canadian subsidiary.
Income Taxes
The effective tax rate for the fiscal quarter ended October 1, 2016 was 51.2% compared to 13.5% for the fiscal quarter ended September 26, 2015. The effective tax rate for the nine fiscal months ended October 1, 2016 was 25.3% compared to 32.9% for the nine fiscal months ended September 26, 2015. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily because a tax benefit was not recorded in the current quarter with respect to U.S. losses. A tax benefit for U.S. losses was recorded in the prior year fiscal quarter. In the fourth quarter of 2015, we established a full valuation allowance with respect to our U.S. deferred tax assets since realization was not more likely than not. The lower tax rate for the nine fiscal months ended October 1, 2016 is primarily attributable to a $1.6 million reduction in the valuation allowance related to U.S. deferred tax assets. The reduction in the valuation allowance was recorded in the second fiscal quarter of 2016 and relates to deferred tax liabilities established in connection with the Pacific acquisition. The lower 2016 tax rate attributable to the valuation allowance reduction is partially offset by a tax rate increase caused by not recording a tax benefit for 2016 for U.S. tax losses. A tax benefit was recorded for U.S. losses in the 2015 nine month period. The effective tax rate for the nine fiscal months in 2016 is also higher than the prior year as a result of withholding taxes on the distribution of earnings from certain foreign subsidiaries and changes in the geographic mix of pre-tax earnings partially offset by lower tax liabilities for uncertain tax positions related to the expiration of the statute of limitations in certain jurisdictions.
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

At October 1, 2016 and December 31, 2015, we had significant cash balances and available credit. We believe that our current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at October 1, 2016. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.6 million at October 1, 2016 and $0.6 million at December 31, 2015, respectively.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the nine fiscal months ended October 1, 2016, cash provided by operating activities was $6.5 million. This includes $3.6 million of restructuring payments made during the nine month period. Our cash provided by operating activities for the nine fiscal months ended September 26, 2015 was $5.3 million.
As of October 1, 2016, our free cash was $0.5 million. We refer to the amount of cash provided by operating activities ($6.5 million) in excess of our capital expenditures ($6.3 million) and net of proceeds from the sale of assets ($0.3 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards.
The following table summarizes the components of net cash (debt) at October 1, 2016 and December 31, 2015 (in thousands):

	October 1, 2016	December 31, 2015
Cash and cash equivalents	$56,133	$62,641

Third-party debt, including current and long-term:
Term loans	23,500	25,000
Revolving debt	9,000	4,000
Third-party debt held by Japanese subsidiary	623	614
Exchangeable notes, due 2102	4,097	4,097
Total third-party debt	37,220	33,711
Net cash	$18,913	$28,930

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
Approximately 88% and 90% of our cash and cash equivalents balance at October 1, 2016 and December 31, 2015, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we could be subject to additional U.S. income taxes potentially offset by foreign tax credits, state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at October 1, 2016 and December 31, 2015:

	October 1, 2016	December 31, 2015
Israel	11%	24%
Asia	31%	26%
Europe	22%	17%
United States	12%	10%
United Kingdom	16%	13%
Canada	8%	10%
	100%	100%
Our financial condition as of October 1, 2016 remains strong, with a current ratio (current assets to current liabilities) of 3.9 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2015.
Cash paid for property and equipment for the nine fiscal months ended October 1, 2016 was $6.3 million as compared to $7.5 million in the comparable prior year period. Capital expenditures for the nine fiscal months ended October 1, 2016 are comprised of projects related to the normal maintenance of business and expansion related to the production of a certain product line.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; changes in the current pace of economic recovery; difficulties or delays in completing acquisitions and integrating acquired companies (including the acquisitions of Stress-Tek and Pacific); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our ERP system, and the associated impact on manufacturing efficiencies and customer satisfaction; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to lower-cost countries; resources expended in connection with evaluation of strategic alternatives to enhance stockholder value; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended October 1, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 1, 2016, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: November 8, 2016