Form 10-K
period 2016-12-31
Vishay Precision Group, Inc.
filed 2017-03-16
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($13.34 on July 2, 2016), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $164,999,000. There is no non-voting stock outstanding.
As of March 16, 2017, the registrant had 12,189,452 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2016

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
On December 30, 2015, we completed the acquisition of Stress-Tek, Inc. ("Stress-Tek") based in Kent, Washington. Stress-Tek designs and manufactures state-of-the-art, rugged and reliable strain gage-based load cells and force measurement systems. Stress-Tek primarily operates in North America, where their sensors and display systems are used in a wide range of industries, predominantly in transportation and trucking, for timber, refuse, aggregate, mining, and general trucking applications. Stress-Tek products are marketed under the Vulcan brand as part of the VPG Onboard Weighing offerings for our Weighing and Control Systems reporting segment. As a part of the Stress-Tek acquisition, we acquired ownership of a 47,000 square foot manufacturing, engineering, sales, administrative, and warehouse facility in Kent, Washington.
On April 6, 2016, the Company completed the acquisition of Pacific Instruments, Inc. ("Pacific") based in Concord, California. Pacific designs and manufactures high-performance signal conditioning, data acquisition and control systems and has extensive experience integrating these systems. Pacific sells primarily to the aerospace, commercial aviation and defense markets in the United States. Pacific products expanded the offerings of our Foil Technology Products reporting segment, which already offered data acquisition systems, primarily in the field of strain measurement. As a result of our acquisition, we occupy a leased 16,000 square foot manufacturing, engineering, sales and administrative facility in Concord, California.
While our acquisitions provided us an array of strong brand names, in addition to our historical resistor and strain gage brands, we believe the continued success of our strategy is best served by the establishment of a strong overall global brand. In 2014, we launched the “VPG” brand, which is intended to leverage the strength of these historical brands under the umbrella of a more unified, globally recognizable VPG name. We continue to broaden and emphasize the VPG brand in the markets we serve under the following brands for each of our business segments:

Foil Technology Products	Force Sensors	Weighing and Control Systems
Alpha Electronics	VPG Transducers	BLH Nobel
Micro-Measurements	- Celtron	KELK
Powertron	- Revere	VPG Onboard Weighing
Vishay Foil Resistors	- Sensortronics
Pacific Instruments	- Tedea-Huntleigh

Our acquisitions added to our strong, diverse, global manufacturing, sales and distribution network, which includes facilities in Canada, China, France, Germany, India, Israel, Japan, Sweden, Taiwan, the United Kingdom, and the United States.
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
Optimize Core Competence
The Company’s core competency and key value proposition is providing customers with proprietary foil technology products and precision measurement sensors and sensor-based systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we expect to result in reduced manufacturing and lead times, and increased margins. The implementation of this innovative manufacturing technology was the basis for a significant portion of the restructuring efforts we undertook in 2015 and 2016.
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2016, we relocated a significant portion of our force sensor manufacturing from leased locations with higher labor costs, to the owned facility we constructed in India. We closed a facility in Costa Rica and consolidated its functions to existing operations where significant efficiencies were available. This consolidation was part of our global restructuring and cost reduction program announced in November 2015 and substantially completed in 2016.
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
Growth from Acquisitions
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Instruments acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Along with our recent success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Product Segments
Foil Technology Products
The Foil Technology Products ("FTP") segment includes our foil resistor and strain gage operating segments. Typical applications for foil resistors include high end test equipment for the aviation, military and space, semiconductor, process control, oil and gas, and medical markets. Typical applications for strain gages, which include advanced sensor gages, are stress analysis for structural testing in the aviation, military and space, infrastructure, and construction markets. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. This segment also includes our significantly expanded data acquisition systems business.
The products in these segments are primarily based on our resistive foil technology, which continues to evolve and enables many products in both segments to be suited for new and varied applications.
The manufacturing of the foil material is a critical and common component of the Company’s strain gage and precision foil resistor operating segments, and as a result, we experience synergies between our foil resistor and strain gage operating segments. The production cycles for foil resistors and strain gages are similar and many of the same raw materials are utilized in the manufacturing processes for both operating segments. The foil resistor and strain gage products require a similar level of labor and capital. However, the advanced sensors’ manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we expect will result in reduced manufacturing costs and lead times, and increase margins.
With the acquisition of Pacific Instruments, we now offer a broad range of high performance signal conditioning, data acquisition and control systems, many of which reach customers outside our traditional customer base. Our combined product lines provide us access to new government and commercial customers while offering us the opportunity to market Pacific Instruments systems on a global basis, expanding their use outside their United States base.

Our strain gage operating segment sells a significant amount of foil inventory to the Company’s foil resistor operating segment. A majority of products from the strain gage operating segment are sold to third parties as “standard catalog items”; the remainder of this operating segment's products are sold as non-standard and/or custom products to third parties and to our Force Sensors segment.
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
Products
Our precision sensor and sensor-based systems include products such as load cells, transducers, weighing modules, and complete systems for process control and on-board weighing applications. Our precision foil resistors and strain gages are based on our proprietary foil technology, which we invented. We manufacture and sell high precision foil resistors, foil strain gages, and data acquisition systems.
Our product portfolio includes:

•
Foil resistors – Foil resistors are the most precise and stable type of resistors currently available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. Our foil resistors and current sensors are used in applications requiring a high degree of precision and stability, such as in medical applications, precision equipment for front-end and back-end semiconductor testing and semiconductor fabrication equipment, and avionics/military/aerospace applications. We sell our foil resistors under the Vishay Foil Resistors, Alpha Electronics, and Powertron brands, including under our well-known Bulk Metal® trademark.

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

•
Transducers and load cells – A transducer is mounted on a structure that is subjected to weight or other stress, such as the platform of an industrial scale. The term “load cell” is primarily used to describe transducers used in weighing applications. Strain gage transducers consist of one or more strain gages bonded to a metallic support. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example, weight or tension. We produce both analog and digital transducers. We sell our load cells under the overall VPG Transducers name as we continue to transition from the previously used Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.

•	Modules – Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications.

•
Data acquisition systems – Data acquisition systems, which include instruments, measure, process, digitize, display, and record the output of our strain gages, transducers, and other sensor or sensor-based systems as well as deliver information to control systems. Our acquisition of Pacific Instruments significantly expanded our previous instruments offerings.

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
Qualification and specification levels are based in part upon the rate of failure of products. We must continuously perform tests on our products, and report the results for qualified products to the qualifying organization. If a product fails to meet the requirements for the applicable classification level, the product’s classification may be suspended or reduced to a lower level. During the time that the classification is suspended or reduced, net revenues and earnings attributable to that product may be adversely affected.
Certain of our load cell and instrumentation products are approved by the National Type Evaluation Program (“NTEP”) and International Organization of Legal Metrology (“OIML”). Many of our weighing systems must also meet these standards to make them usable for legal-for-trade weighing applications. Products and systems that are to be used in hazardous areas, where explosive atmospheres might exist, must comply with special safety standards, such as the European Atmosphère Explosible (“ATEX”) Standard and the U.S. Factory Mutual (“FM”) Standard. Our load cell manufacturing sites undergo periodic audits by regulatory authorities in order to verify compliance with standard requirements and to extend product approvals.
Manufacturing Operations
Our principal manufacturing facilities are located in Israel, the United States, Canada, India, the People’s Republic of China, and Japan. We also have manufacturing facilities in Germany, Sweden, the United Kingdom, the Republic of China (Taiwan), and France. Over the past several years, we have invested substantial resources to increase capacity and to enhance automation in our plants, which we believe will further reduce production costs.
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
Our net revenues attributable to customers by region are as follows:

	Years ended December 31,
	2016	2015	2014
Americas	44%	40%	38%
Europe	35%	38%	40%
Asia	21%	22%	22%
	100%	100%	100%
We sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), and independent distributors. We also sell directly to end-use customers. During 2016, sales channels for our three reporting segments were as follows:

	Foil Technology Products	Force Sensors	Weighing and Control Systems
OEMs	38%	64%	48%
EMS	10%	—%	—%
Distributors	31%	31%	21%
End users	21%	5%	31%
	100%	100%	100%
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
Our foil resistors, where we maintain a leading market share, and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Competition in our Foil Technology Products segment includes IRC, SSM, KOA and Flat Dashi for foil resistors, and HBM, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for foil strain gages. Competitors in our Force Sensors segment include HBM, Zemic, Keli, and Flintec. Competitors in our Weighing and Control Systems segment include Roper Industries, Hardy Instruments, and Avery Weigh-Tronix for process weighing; ABB, Siemens, Haehne, Dalian and IMS for steel mill systems; and Air-Weigh, Vehicle Weighing Systems, MOBA, and AMCS for onboard weighing.
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
We maintain strategically placed design centers for each of our business segments where proximity to customers enables us to more easily monitor and satisfy the needs of local markets. These design centers are located in the United States, Israel, Canada, Sweden, Japan, the United Kingdom, Germany, and France.
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
Employees
As of December 31, 2016, we employed approximately 2,100 total employees, substantially all of which were full-time employees. Approximately 84% of the employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.
Executive Officers
The following table sets forth certain information regarding our executive officers as of March 16, 2017:

Name	Age	Positions
Ziv Shoshani	50	Chief Executive Officer, President, and Director
William M. Clancy	54	Executive Vice President and Chief Financial Officer
Roland B. Desilets	55	Vice President, General Counsel, and Secretary
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
William M. Clancy is our Executive Vice President and Chief Financial Officer. Mr. Clancy was Corporate Controller of Vishay Intertechnology from 1993 until November 1, 2009. He became a Vice President of Vishay Intertechnology in 2001 and a Senior Vice President of Vishay Intertechnology in 2005. Mr. Clancy served as Corporate Secretary of Vishay Intertechnology from 2006 to 2009. From June 16, 2000 until May 16, 2005 (the date Vishay Intertechnology acquired the noncontrolling interest in Siliconix incorporated), Mr. Clancy served as the principal accounting officer of Siliconix. Mr. Clancy had been employed by Vishay Intertechnology since 1988. Mr. Clancy is a licensed CPA in Pennsylvania.
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
We may not be successful in future acquisitions or other strategic transaction endeavors, if any, which could have an adverse effect on our business and results of operations.
Historically, we expanded our business in large part by completing acquisitions, and a material element of our business strategy continues to be expansion through acquisition. We cannot assure that we will identify, have the financial capabilities to execute, and/or successfully complete strategic transactions with suitable partners in the future. We also cannot assure that any such transactions that we do complete in the future will be successful.
Such transactions or investments involve a number of risks, including the following:

•	we may incur substantial costs, including advisory fees and diversion of management attention, in evaluating a potential transaction;

•	we may be unable to achieve the anticipated benefits from the transaction;

•	we may have difficulty integrating the operations and personnel of an acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty incorporating acquired technologies or products into our existing solutions;

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues, and the complexity of managing geographically and culturally diverse locations; and

•	we may lose customers of those companies, or may lose our customers due to the change in control or for other reasons.

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
To remain competitive, particularly when business conditions are difficult, we sometimes take steps to reduce our cost structure by restructuring our existing businesses to achieve efficiencies, eliminate redundant functions, facilities and staff positions, and move operations, where possible, to reduce labor or other costs. In 2015 and in 2016, we announced various cost reduction programs as part of our continuous efforts to improve efficiency and operating performance. The Company recorded restructuring costs of approximately $4.5 million and $2.7 million during 2015 and 2016, respectively, in relation to cost reduction programs at its subsidiaries in Asia, United Kingdom, United States, Canada, and Israel in 2015 and in Europe, the United States, Canada and Costa Rica in 2016. We expect to complete the implementation of these cost reduction programs in 2017.
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
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in April 2016, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. In China, for instance, the USTR is concerned about the existence of serious obstacles to the effective protection of intellectual property rights, including unchecked trade secret theft, measures favoring domestically owned intellectual property, rampant piracy and counterfeiting in China's online and physical markets, extensive use of unlicensed software and the supply of counterfeit goods to foreign markets. The USTR also expressed concern that in India serious deficiencies remain in its legal framework and enforcement system for intellectual property rights. Algeria, Argentina, Chile, Indonesia, Kuwait, Russia, Thailand, Ukraine, and Venezuela were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
With the acquisition of Pacific, combined with our existing aerospace business, we depend on United States government contracts for a portion of our business.
The Pacific Instruments business derived effectively 100% of total net sales, either directly or indirectly, from the United States government in 2016 and in the years before that. In addition, parts of our historical business related to aerospace are also heavily dependent on products their customers produce related to United States government contracts.
We believe that the United States government continues to face significant deficit reduction pressures and it is likely that discretionary spending by the United States government will remain constrained for a number of years. Under such conditions all programs are potentially subject to increased scrutiny. A decision by the United States government to cut spending or reduce planned orders could have an adverse impact on our results of operations.
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
Our weighing and control systems combine sophisticated electronic hardware and computer software. We believe that the sophistication of our systems contributes to their competitive advantage over similar products offered by other system integrators. We go to substantial lengths to assure that our systems are free of design flaws when they are delivered to our customers for installation and testing. However, due to the systems’ complexity, design flaws may occur and require correction. If the requisite corrections are substantial, or difficult to implement due to the systems’ complexity, we may not be able to recover the costs of correction and retesting, with the result that our profit margins on these systems could be substantially reduced, or even negated by losses, and our results of operations could be materially and adversely affected.
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
The competitive environment of our business requires us to attract and retain highly qualified personnel to develop technological innovations and bring them to market on a timely basis. Our complex operations also require us to attract and retain highly qualified administrative personnel in functions such as legal, tax, accounting, business development, financial reporting, and treasury. The market for personnel with such qualifications is highly competitive. We have not entered into employment or non-competition agreements with many of our key personnel.
The loss of the services of, or the failure to effectively recruit, qualified personnel, including for key executive positions, could have a material adverse effect on our business.
Failure to maintain effective internal control over financial reporting could adversely affect our ability to meet our reporting requirements.
Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods is subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our acquisition of new businesses requires the integration and harmonization of the acquired business’ controls with our existing controls in order to properly account for the acquired business’ assets and operations. If we fail to maintain the effectiveness of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.
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
We regularly assess the ability to realize deferred tax assets in each jurisdiction in which we operate based on a number of factors, including historic operating results, estimates of future earnings, the economic environment, the nature and character of the income, and the existence of cost effective tax planning strategies. This assessment requires significant judgment. If we determine that deferred tax assets are not "more likely than not" to be realized, we record a valuation allowance to reduce deferred tax assets to a level that is expected to be realized. If we subsequently determine that realization becomes "more likely than not", a valuation allowance will be reversed. Any increase or decrease in our valuation allowances could have a significant impact on our financial results.

Approximately 83% of our cash and cash equivalents and short-term investment balances were held by our non-U.S. subsidiaries.
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2016, $48.6 million of our cash and cash equivalents and short-term investments were held in countries outside of the United States. At the present time, we expect the cash and profits generated by our foreign subsidiaries will be indefinitely reinvested outside of the United States. Accordingly, no provision has been made for foreign withholding taxes or U.S. federal and state income taxes on these foreign earnings. Our ability to repatriate cash to the United States from a foreign country may be limited by foreign country laws regulating the distribution of cash and earnings. If we decide to repatriate cash to the United States and are able to do so, we could be subject to additional U.S., state, and foreign income taxes, and withholding taxes.
We use the mark Vishay under license from Vishay Intertechnology, which could result in product and market confusion.
We use the mark Vishay as part of our name and in connection with many of our products. Our use of the Vishay mark is governed by an agreement between us and Vishay Intertechnology, giving us a perpetual, royalty-free, worldwide license for the use of the mark. We believe that it is important that we continue the use of the Vishay name, to a certain extent, in order to benefit from the reputation of the Vishay brand, which was first used in connection with our foil resistors and strain gages when Vishay Intertechnology was founded over 50 years ago.
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
We have substantial operations in Israel. The low tax rates in Israel applicable to earnings of our operations in that country, compared to the rates in the United States, have the general effect of increasing our net earnings. Any significant increase in the Israeli tax rates could have an adverse impact on our results of operations. There can also be no assurance that, in the future, the Israeli government will offer new tax incentive programs applicable to us or that, if it does, such programs will provide the same level of benefits we have historically received prior to 2016, or that we will be eligible to benefit from them.
We attempt to improve profitability by operating in countries in which manufacturing efficiencies may be achieved, but the shift of operations to these regions may entail considerable expense.
Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries in which we have existing capacity, as well as countries with lower production costs or other benefits, such as India and Israel. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions, and capacity constraints in plants and factories located in lower-cost regions. Also, we may experience delays in the expected transition from a higher-cost location to a lower-cost one that results in greater than expected use of the higher-cost facility. This transitional utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with workforce reductions and plant closings in the higher-cost regions, start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions. In addition, as we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of layoffs or termination of our employees in higher-cost countries.
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
Our significant foreign subsidiaries are located in the United Kingdom, Canada, Germany, Israel, Japan, and India. Our operations in Europe, Canada and certain locations in Asia primarily generate and expend cash in local currencies. Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency exchange rate risk is more pronounced in situations such as our operations in Canada, India, Israel, China and Taiwan - where costs, such as production labor costs are predominantly paid in local currencies while the sales revenue for those products is denominated in U.S. dollars.
As of December 31, 2016, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval/or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 35.1% of the total voting power of our capital stock as of December 31, 2016.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 22 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Wendell, North Carolina USA	Foil Technology Products	147,000
Chennai, India (a)	Force Sensors	129,000
Holon, Israel	Foil Technology Products	97,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Kent, Washington	Weighing and Control Systems	47,000
Akita, Japan (b)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000
Alajuela, Costa Rica	Foil Technology Products	8,000

Third-Party Leased Locations
Tianjin, People’s Republic of China	Force Sensors	67,000
Toronto, Canada	Weighing and Control Systems	65,000
Rancho Cucamonga, California USA	Force Sensors/Weighing and Control Systems	54,000
Karmiel, Israel	Force Sensors	26,000
Omer, Israel	Foil Technology Products	24,000
Concord, California USA	Foil Technology Products	16,000
Holon, Israel	Foil Technology Products	16,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Malvern, Pennsylvania USA	Corporate	8,000
Norwood, Massachusetts USA	Weighing and Control Systems	6,000
Teltow, Germany	Foil Technology Products	6,000
Kelowna, Canada	Weighing and Control Systems	3,000

(a)	The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 860 at March 16, 2017.

	2016		2015
	High	Low	High	Low
Fourth Quarter	$19.45	$11.17	$13.02	$10.96
Third Quarter	$16.32	$11.75	$15.55	$10.25
Second Quarter	$15.48	$12.83	$16.18	$12.74
First Quarter	$14.67	$10.27	$17.65	$14.52
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 16, 2017 we had outstanding 1,025,158 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.7% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 35.1% of the total voting power of our capital stock as of December 31, 2016.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2011, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Vishay Precision Group, Inc.	Cumulative $	100.00	82.73	93.18	107.38	70.84	118.27
Russell 2000 Index	Cumulative $	100.00	116.35	161.52	169.42	161.95	196.45
Peer Group *	Cumulative $	100.00	133.90	168.83	195.59	189.87	201.87

*The management selected peer group includes: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2016 and the balance sheet data as of December 31, 2016, 2015, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Net revenues	$224,929	$232,178	$250,028	$238,589	$217,616
Costs of products sold	142,120	147,949	159,254	155,134	142,567
Gross profit	82,809	84,229	90,774	83,455	75,049

Selling, general, and administrative expenses	68,938	71,282	77,034	74,059	63,692
Acquisition costs	494	185	—	794	275
Impairment of goodwill and indefinite-lived intangibles	—	4,942	5,579	—	—
Restructuring costs	2,666	4,461	668	538	—
Operating income	10,711	3,359	7,493	8,064	11,082

Other income (expense):
Interest expense	(1,486)	(771)	(882)	(967)	(266)
Other	382	(2,082)	(740)	(1,354)	331
Other (expense) income - net	(1,104)	(2,853)	(1,622)	(2,321)	65

Income before taxes	9,607	506	5,871	5,743	11,147

Income tax expense (benefit)	3,199	13,500	2,613	1,251	(1,144)

Net earnings (loss)	6,408	(12,994)	3,258	4,492	12,291
Less: net earnings attributable to noncontrolling interests	4	14	178	56	73
Net earnings (loss) attributable to VPG stockholders	$6,404	$(13,008)	$3,080	$4,436	$12,218

Earnings (loss) per share data:
Basic	$0.49	$(0.96)	$0.22	$0.33	$0.91
Diluted	$0.48	$(0.96)	$0.22	$0.32	$0.88

Weighted average shares outstanding - basic	13,187	13,485	13,755	13,563	13,367
Weighted average shares outstanding - diluted	13,419	13,485	13,977	13,944	13,889

Balance Sheet Data:
Cash and cash equivalents	$58,452	$62,641	$79,642	$72,809	$93,839
Total assets	270,510	263,747	286,923	294,702	264,331
Long-term debt, less current portion	33,529	31,037	17,713	22,936	11,154
Working capital	118,952	121,065	131,714	137,391	153,642
Total VPG stockholders' equity	171,383	172,256	199,651	206,046	197,879

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
Net revenues for the year ended December 31, 2016 were $224.9 million versus $232.2 million for the prior year. Net earnings (loss) attributable to VPG stockholders for the year ended December 31, 2016 were $6.4 million, or $0.48 per diluted share, versus $(13.0) million, or $(0.96) per diluted share, for the prior year.
The results of operations for the years ended December 31, 2016 and 2015 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted net earnings (loss), and adjusted net earnings (loss) per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit margin, adjusted net earnings (loss), and adjusted net earnings (loss) per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Years ended December 31,
	2016	2015
Gross profit	$82,809	$84,229
Gross profit margin	36.8%	36.3%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	586	172

Adjusted gross profit	$83,395	$84,401
Adjusted gross profit margin	37.1%	36.4%

	Years ended December 31,
	2016	2015
Net earnings (loss) attributable to VPG stockholders	$6,404	$(13,008)

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	586	172
Acquisition costs	494	185
Strategic alternative evaluation costs (b)	1,344	—
Gain on sale of building	(837)	—
Impairment of goodwill and indefinite-lived intangibles	—	4,942
Restructuring costs	2,666	4,461

Less reconciling items affecting income tax expense
Tax effect of reconciling items and discrete tax items(c)	719	(10,980)
Adjusted net earnings attributable to VPG stockholders	$9,938	$7,732

Weighted average shares outstanding - diluted	13,419	13,485

Adjusted net earnings per diluted share	$0.74	$0.57

(a)	Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory.

(b)
The Company incurred costs associated with the Company's evaluation of strategic alternatives. The evaluation process did not result in the adoption of any particular strategic alternative other than the Company's continued execution of its business plan. It is not expected that the costs associated with the evaluation, which consisted principally of professional fees, will be continuing at this time.

(c)
Included in the discrete tax items for 2016 is a $0.9 million tax benefit recorded related to a favorable fourth quarter 2016 settlement of an Israelis tax audit, offset by a series of correcting adjustments totaling $0.8 million to certain deferred tax accounts in various tax jurisdictions related to prior period balances.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2015 and through the fourth quarter of 2016 (dollars in thousands):

	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016	3rd Quarter 2016	4th Quarter 2016
Net revenues	$58,913	$56,629	$57,996	$54,490	$55,814

Gross profit margin	35.2%	34.9%	37.1%	37.2%	38.1%

End-of-period backlog	$48,800	$52,000	$51,400	$50,300	$56,800

Book-to-bill ratio	0.95	1.03	0.98	0.98	1.16

Inventory turnover	2.77	2.62	2.52	2.36	2.41

	4th Quarter 2015	1st Quarter 2016	2nd Quarter 2016	3rd Quarter 2016	4th Quarter 2016
Foil Technology Products
Net revenues	$26,244	$26,319	$25,359	$23,852	$25,412
Gross profit margin	36.5%	42.3%	36.8%	36.2%	40.4%
End-of-period backlog	$22,500	$22,400	$23,800	$23,600	$28,800
Book-to-bill ratio	0.97	0.98	1.01	0.99	1.26
Inventory turnover	2.99	2.67	2.65	2.57	2.57
Force Sensors
Net revenues	$15,586	$14,838	$15,396	$15,231	$14,769
Gross profit margin	20.2%	18.4%	29.0%	31.0%	25.3%
End-of-period backlog	$11,500	$12,500	$11,700	$12,000	$13,000
Book-to-bill ratio	1.00	1.06	0.97	1.02	1.08
Inventory turnover	2.06	2.15	1.97	1.84	1.93
Weighing and Control Systems
Net revenues	$17,083	$15,472	$17,241	$15,407	$15,633
Gross profit margin	47.0%	38.3%	44.7%	44.9%	46.5%
End-of-period backlog	$14,800	$17,100	$15,900	$14,700	$15,000
Book-to-bill ratio	0.89	1.11	0.94	0.92	1.05
Inventory turnover	4.15	3.50	3.27	2.98	3.08
Net revenues for the fourth quarter of 2016 increased 2.4% from the net revenues reported in the third quarter of 2016, and decreased 5.3% from $58.9 million of net revenues for the comparable prior year period.
Sequentially, higher net revenues in the Foil Technology Products and Weighing and Control Systems segments were due to higher volumes in each segment, partially offset by a decrease in net revenues in our Force Sensors segment, where we experienced lower volume. Net revenues for the fourth quarter of 2016 were negatively impacted by the effect of foreign exchange rates of $1.0 million as compared to the third quarter of 2016.
Compared to the fourth quarter of 2015, net revenues for the fourth quarter of 2016, including additional revenues from our two most recent acquisitions, were negatively impacted by the decrease in volume, predominately in the Foil Technology Products and Weighing and Control Systems segments. Net revenues for the fourth quarter of 2016 were negatively impacted by the effect of foreign exchange rates of $0.9 million as compared to the fourth quarter of 2015.
The gross profit margin in the fourth quarter of 2016 increased 0.9% as compared to the third quarter of 2016 and 2.9% as compared to the fourth quarter of 2015. Sequentially, higher gross profit margins in the Foil Technology Products and Weighing and Control Systems segments, due to higher volume, were partially offset by declines in the gross profit margin in the Force Sensors segments. The gross profit margin increase in the fourth quarter of 2016 as compared to the fourth quarter of 2015 reflects higher gross profit margin in the Foil Technology Products and Force Sensors segments due to increased volume, partially offset by a decline in the gross profit margin in the Weighing and Control Systems segment.
The Foil Technology Products segment revenues were $25.4 million in the fourth quarter of 2016, down 3.2% from $26.2 million in the fourth quarter last year, and up 6.5% from $23.9 million in the third quarter of 2016. The decrease from the prior year period was mainly due to lower volume from the test and measurement market sector in the Americas and Europe, which was only partially offset by the additional net revenues from the Pacific acquisition. The sequential increase in net revenue from the third quarter of 2016 was attributable to higher volume, primarily related to Pacific products. The gross profit margin for the fourth quarter of 2016 increased from the prior year quarter due to variable cost savings from operating efficiencies, partially offset by volume declines. Sequentially, the gross profit margin for the fourth quarter of 2016 increased from the third quarter of 2016 due to higher volume from Pacific and variable cost savings from operating efficiencies.

The Force Sensors segment net revenues of $14.8 million decreased 3.0% compared to revenues of $15.2 million in the prior quarter due to lower volume predominantly in the precision weighing market sector. Net revenues in the fourth quarter of 2016 were down 5.2% compared to $15.6 million in the fourth quarter last year. The decrease in revenues from the prior year period are attributable primarily to lower volume, product mix, and a negative exchange rate impact of $0.3 million. The gross profit margin for the quarter increased from the comparable prior year period primarily due to efficiencies achieved from our cost reduction programs. The sequential gross profit margin decreased from the third quarter of 2016 due to a decrease in volume, product mix, and a reduction in inventory.
The Weighing and Control Systems segment net revenues were $15.6 million in the fourth quarter of 2016, up 1.5% from $15.4 million in the third quarter of 2016 and down 8.5% from the $17.1 million in the fourth quarter last year. Sequentially, volume improved in our process weighing and steel businesses. However, those businesses declined from the prior year period, which offset the added net revenues from our Stress-Tek acquisition. The gross profit margin for the segment was 46.5% in the fourth quarter of 2016 versus 47.0% (47.8% excluding the KELK acquisition purchase accounting adjustments of $0.2 million) in the fourth quarter of 2015 and 44.9% in the third quarter of 2016. The decline in the gross profit margin for the quarter compared to the prior year period was due to the decline in volume. However, on a sequential basis, volume increased which, with a favorable product mix, resulted in an increase in gross profit margin.
Optimize Core Competence
The Company’s core competency and key value proposition is providing customers with proprietary foil technology products and precision measurement sensors and sensor-based systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this new foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we expect to result in reduced manufacturing and lead times, and increased margins. The implementation of this innovative manufacturing technology was the basis for a significant portion of the restructuring efforts we undertook in 2015 and 2016.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2016, we relocated a significant portion of our force sensor manufacturing from leased locations with higher labor costs, to the owned facility we constructed in India. We closed a facility in Costa Rica and consolidated its functions to existing operations where significant efficiencies were available. This consolidation was part of our global restructuring and cost reduction program announced in November 2015 and substantially completed in 2016.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Instruments acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Along with our recent success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.

Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $11.1 million, $9.6 million, and $10.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.
The Company recorded restructuring costs of $2.7 million, $4.5 million, and $0.7 million during the years ended December 31, 2016, 2015, and 2014, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
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

Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2016, exchange rate impacts reduced net revenues by $2.8 million, and reduced costs of products sold and selling, general, and administrative expenses by $3.1million, when compared to the prior year. For the year ended December 31, 2015, exchange rate impacts reduced net revenues by $17.5 million, and costs of products sold and selling, general, and administrative expenses by $16.4 million, when compared to the prior year. For the year ended December 31, 2014, exchange rate impacts reduced net revenues by $0.8 million, and costs of products sold and selling, general, and administrative expenses by $1.2 million, when compared to the prior year.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements.
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
Some of our larger systems products have post-shipment obligations, such as customer acceptance, training, or installation. In such circumstances, a portion of the revenue may be deferred until the obligation has been completed, unless such obligation is deemed inconsequential and perfunctory.
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
Inventories
We value our inventories at the lower of cost or market, with cost determined under the first-in, first-out method, and market based upon net realizable value. The valuation of our inventories requires management to make market estimates. For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products. For finished goods, we must assess the prices at which we believe the inventory can be sold. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Business Combinations
The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired businesses based on estimated fair values, with any residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, property, plant and equipment, as well as income taxes. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.
Estimates of Restructuring and Severance Costs
To maintain our cost competitiveness, we are shifting manufacturing emphasis to more advanced automation in higher-cost regions and relocating production to regions with skilled workforces and relatively lower labor costs. We could also incur similar costs after we acquire companies.

These production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We anticipate that we will realize the benefits of our restructuring efforts through lower labor costs and other operating efficiencies in future periods.
Restructuring and severance costs are expensed during the period in which we incur those costs and all other requirements for accrual are met. Because transfers of manufacturing operations sometimes occur incrementally over a period of time, the expense initially recorded is often based on estimates. Because these costs are recorded based on estimates, our actual expenditures for restructuring activities may differ from the initially recorded costs. If this happens, we will adjust our estimates in future periods, either by recording additional expenses in future periods if our initial estimates were too low, or by reversing part of the charges that we recorded initially if our initial estimates were too high.
Goodwill and Other Intangible Assets

Goodwill, indefinite-lived trademarks, and in-process research and development ("IPRD") assets are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. We estimate the fair value of our reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the goodwill impairment test. To measure the amount of the impairment, we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

The indefinite-lived trade names are tested for impairment either by employing the qualitative approach outlined above, or by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified.

In 2015 and 2014, we estimated the fair value of our IPRD asset using an income approach to valuation. We estimated the future cash flows associated with the IPRD and discounted those cash flows back to their net present value using a discount rate determined using the capital asset pricing model, and adjusted for the forecast risk inherent in our projections of cash flows associated with this asset. Our estimates of cash flows included revenues to be generated by the products supported by the IPRD and the expected profits on those product sales. As of the date of the 2016 impairment test, IPRD was subject to amortization and therefore was not included as part of the 2016 impairment test.

Definite-lived assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to eighteen years. Trade names are being amortized over their contractual period ranging from seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. We review the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition.

During 2016, we recognized no impairment loss associated with the goodwill and indefinite lived intangible assets from the KELK acquisition. During 2015 and 2014, we recognized impairment losses associated with the goodwill and indefinite lived intangible assets from the KELK acquisition, which were recognized in the third quarter of fiscal 2015 and the fourth quarter of fiscal 2014. The impairments were driven principally by the impacts of excess steel manufacturing capacity, particularly in China, on our current and forecasted sales of product manufactured and sold by the reporting unit with the impairment losses. After considering the impact of the impairment charges, the carrying value of goodwill, indefinite-lived trade names, and IPRD of this reporting unit as of December 31, 2015 was $6.2 million, $1.0 million, and $0.1 million, respectively. The carrying values of goodwill, indefinite-lived trade names, and IPRD of this reporting unit as of December 31, 2014 were $12.8 million, $1.4 million, and $0.1 million, respectively. Additional impairments could be recognized in the future to the extent that actual future operating results of the reporting unit are less favorable than those included in the forecasts used to derive our estimates of the fair value of the reporting unit, trade name, and IPRD. We believe that our estimates of the future operating performance of the reporting unit are reasonable in the circumstances and were based on the best available information as of the dates of our impairment tests.
Impairment of Long-Lived Assets
We assess the impairment of our long-lived assets, other than goodwill and indefinite-lived intangible assets, including property and equipment, whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include significant changes in the manner of our use of the asset, changes in historical or projected operating performance, and significant negative economic trends.
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
Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 86% of our retirement obligations at December 31, 2016. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our annual effective tax rate is based on pre-tax earnings, statutory tax rates, enacted tax laws and the ability to utilize net operating losses and tax credits. Significant judgments and estimates must be made in determining our consolidated income tax expense as presented in our financial statements.
We must assess the likelihood that we will realize deferred tax assets which requires significant judgment. If we determine that deferred tax assets are not "more likely than not" to be realized, we record a valuation allowance to reduce deferred tax assets to a level that is expected to be realized. If we subsequently determine that realization of a deferred tax asset becomes "more likely than not", the valuation allowance will be reversed. Any change in valuation allowances could have a significant impact on our financial results.
The calculation of our tax liabilities involves an assessment of uncertainties in the application of complex tax laws and regulations in multiple jurisdictions. We record a benefit from an uncertain tax position when it is "more likely than not" that a tax return position will be sustained upon examination, including resolutions of any related appeals or litigation based on the technical merits of the position. If the position is not "more likely than not" to be sustained, a liability for the tax return position is established. We adjust the liability when our judgment changes as a result of the evaluation of new information. The ultimate tax due in a jurisdiction may result in a payment that is materially different from our most recent estimate of the liability. Further judgment is required in determining whether an uncertain tax position is effectively settled. Any change in the analysis will impact income tax expense.
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. We estimate that withholding taxes of approximately $14.7 million would be payable upon remittance of all previously unremitted earnings at December 31, 2016. If we decide to distribute earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
On July 6, 2010, we entered into a Tax Matters Agreement with Vishay Intertechnology under which Vishay Intertechnology is responsible for all income taxes for periods before the date of the spin-off other than those taxes for which a liability was recorded on our books at the time of the spin-off. Vishay Intertechnology is also principally responsible for managing any income tax audits by the various tax jurisdictions for pre-spin-off periods.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2016, 2015, and 2014
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2016	2015	2014
Costs of products sold	63.2%	63.7%	63.7%
Gross profit	36.8%	36.3%	36.3%
Selling, general, and administrative expenses	30.6%	30.7%	30.8%
Operating income	4.8%	1.4%	3.0%
Income before taxes	4.3%	0.2%	2.3%
Net earnings (loss)	2.8%	(5.6)%	1.3%
Net earnings (loss) attributable to VPG stockholders	2.8%	(5.6)%	1.2%

Effective tax rate	33.3%	2,668.0%	44.5%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Net revenues	$224,929	$232,178	$250,028
Change versus prior year	$(7,249)	$(17,850)
Percentage change versus prior year	(3.1)%	(7.1)%
Changes in net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014
Change attributable to:
Change in volume	(7.2)%	(0.1)%
Change in average selling prices	0.1%	(0.1)%
Foreign currency effects	(1.1)%	(7.0)%
Acquisitions	5.2%	—%
Other	-0.1%	0.1%
Net change	(3.1)%	(7.1)%

During the year ended December 31, 2016, revenues decreased 3.1% over the prior year. The increase in revenues attributable to the acquisitions of Stress-Tek and Pacific was offset by volume decreases in the Foil Technology Products segment, predominantly in the test and measurement market sector, and the Weighing and Control Systems segments, predominantly in the steel market sector.

During the year ended December, 31, 2015, revenues decreased 7.1% over the prior year, mainly due to exchange rate effects, which impacted all segments. The primary currencies contributing to this impact were the British pound, Canadian dollar, euro, Japanese yen, and Swedish krona.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2016	2015	2014
Gross profit margin	36.8%	36.3%	36.3%

The gross profit margin for the year ended December 31, 2016 increased slightly over the prior year mainly due to improved gross profit margins in the Force Sensors segment. Favorable impacts from the cost reduction programs implemented in this segment offset the decreased gross profit margins in the Foil Technology Products segment and the Weighing and Control Systems segment.

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
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Net revenues	$100,942	$104,460	$107,758
Change versus prior year	$(3,518)	$(3,298)
Percentage change versus prior year	(3.4)%	(3.1)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014
Change attributable to:
Change in volume	(7.9)%	2.8%
Change in average selling prices	0.3%	0.1%
Foreign currency effects	0.4%	(5.8)%
Acquisitions	3.8%	—%
Other	—%	(0.2)%
Net change	(3.4)%	(3.1)%

For the year ended December 31, 2016, net revenues decreased 3.4% as compared to the prior year. Revenues added from the acquisition of Pacific were offset by lower volume. This reduced volume was primarily attributable to a downturn in the foil strain gage business, resulting from overstocking of inventory by our distributors as well as a decline in demand from the oil and gas sector.

For the year ended December 31, 2015, the impact of improved volume was offset by foreign currency effects, primarily relating to the euro and the Japanese yen.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2016	2015	2014
Gross profit margin	39.0%	39.9%	39.0%

For the year ended December 31, 2016, the gross profit margin decreased slightly as compared to the prior year mainly due to lower volume and labor inefficiencies related to the expansion of our advanced sensors platform.

For the year ended December 31, 2015, the gross profit margin slightly improved as compared to the prior year. Volume increases and lower variable costs helped to offset the impact of negative exchange rate effects.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Net revenues	$60,234	$61,048	$68,301
Change versus prior year	$(814)	$(7,253)
Percentage change versus prior year	(1.3)%	(10.6)%
Changes in Force Sensors segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014
Change attributable to:
Change in volume	0.8%	(6.5)%
Change in average selling prices	(0.6)%	(0.1)%
Foreign currency effects	(1.5)%	(4.4)%
Other	—%	0.4%
Net change	(1.3)%	(10.6)%
For the year ended December 31, 2016, revenues decreased 1.3% from the prior year. The slight improvement in volume was offset by negative foreign currency effects, primarily relating to the British pound.
For the year ended December 31, 2015, revenues decreased from the prior year. The decrease in volume, coupled with negative foreign currency effects, primarily relating to the euro and the British pound, were the main drivers of the decline. The reduction in volume is primarily due to weakness in the precision weighing market sector.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2016	2015	2014
Gross profit margin	26.0%	20.5%	21.8%
For the year ended December 31, 2016, the gross profit margin increased when compared to the prior year primarily due to cost savings realized from the movement of production from a leased facility in China to an owned facility in India and positive foreign currency impacts.
For the year ended December 31, 2015, the gross profit margin decreased when compared to the prior year primarily due to the volume decrease and negative foreign currency impacts described above.

Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Net revenues	$63,753	$66,670	$73,969
Change versus prior year	$(2,917)	$(7,299)
Percentage change versus prior year	(4.4)%	(9.9)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2016 vs. 2015	2015 vs. 2014
Change attributable to:
Change in volume	(13.7)%	1.8%
Change in average selling prices	0.4%	(0.3)%
Foreign currency effects	(3.5)%	(11.4)%
Acquisitions	12.5%	—%
Other	(0.1)%	—%
Net change	(4.4)%	(9.9)%

For the year ended December 31, 2016, revenues decreased 4.4% when compared to the prior year. The increase in volume from the acquisition of Stress-Tek was offset by declines in volume from reduced demand in the steel industry, particularly in China, oil and gas downturn in the Norwegian offshore market and uncertainty in capital spending following the Brexit announcement. Foreign currency effects also negatively impacted net revenues.

For the year ended December 31, 2015, revenues decreased when compared to the prior year. Slight improvements in volume of products sold into the steel industry and in our on-board weighing business were completely offset by the negative foreign currency effects, primarily relating to the British pound, Canadian dollar, euro, and Swedish krona.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2016	2015	2014
Gross profit margin	43.6%	45.1%	45.8%

For the year ended December 31, 2016, the gross profit margin decreased from the prior year mainly due to lower volume in the process weighing and steel businesses and also the negative effect of foreign currencies, primarily the British pound, Euro and the Canadian dollar .

For the year ended December 31, 2015, the gross profit margin decreased from the prior year mainly due to the negative foreign currency effects described above.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2016	2015	2014
Total SG&A expenses	$68,938	$71,282	$77,034
as a percentage of net revenues	30.6%	30.7%	30.8%

SG&A expenses for the year ended December 31, 2016 decreased $2.3 million versus the prior year. These decreases were related to reductions in personnel costs including headcount reductions, bonus accrual adjustments, adjustments to share-based compensation expense, and reductions in both travel and professional fees. The decrease was partially offset by an increase of $1.3 million in costs associated with our evaluation of strategic alternatives to enhance stockholder value and $4.3 million associated with our two acquisitions, Stress-Tek, which was acquired on December 30, 2015, and Pacific, which was acquired on April 6, 2016. Foreign currency exchange rates had the effect of reducing SG&A expenses by $0.8 million and the gain on the sale of a building in Karmiel, Israel had the effect of reducing SG&A expenses by $0.8 million.
SG&A expenses for the year ended December 31, 2015 decreased $5.8 million versus the prior year. The impact of foreign currency exchange rates had the effect of reducing SG&A expenses by $5.9 million.
Acquisition Costs
For the year ended December 31, 2016, we recorded acquisition costs in our consolidated statements of operations of $0.5 million in connection with the acquisitions of Stress-Tek and Pacific. For the year ended December 31, 2015, we recorded acquisition costs of $0.2 million in connection with the acquisition of Stress-Tek.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the year ended, December 31, 2016, there was no impairment in the carrying value of our goodwill and indefinite-lived intangible assets.
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
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.4 million of restructuring costs were recorded during the year ended December, 31, 2016 related to this closure. This closure was substantially complete as of December 31, 2016.
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. Approximately $0.4 million of restructuring costs, excluding the costs associated with the Costa Rica closure, were recorded during the year ended December 31, 2016 related to this program. The Company has already exceeded its anticipated annual savings of at least $6.0 million. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
During the year ended December 31, 2016, the Company initiated other cost reduction plans at locations in Europe, the U.S. and Canada. Approximately $1.9 million of restructuring costs, primarily severance, were recorded during the year ended December 31, 2016 related to these plans.
The Company recorded restructuring costs of $2.7 million, $4.5 million, and $0.7 million during the years ended December 31, 2016, 2015, and 2014, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $1.5 million, $0.8 million, and $0.9 million for the years ended, December 31, 2016, 2015, and 2014, respectively. Interest expense was higher in 2016, as compared to the prior year periods, due to higher debt associated with funding the acquisitions of Stress-Tek and Pacific, which were completed on December 30, 2015 and April 6, 2016, respectively.

Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2016	2015	Change
Foreign exchange gain/(loss)	$449	$(2,146)	$2,595
Interest income	179	225	$(46)
Other	(246)	(161)	$(85)
	$382	$(2,082)	$2,464

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains/(losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the Canadian dollar and the British pound.

	Years ended December 31,
	2015	2014	Change
Foreign exchange loss	$(2,146)	$(945)	$(1,201)
Interest income	225	261	(36)
Other	(161)	(56)	(105)
	$(2,082)	$(740)	$(1,342)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange losses during the period, as compared to the prior year period is primarily due to fluctuations in the Canadian dollar and Israeli shekel.

Income Taxes
Our effective tax rate for the year ended December 31, 2016 was 33.3%, compared to 2,668.0% for the year ended December 31, 2015, and 44.5% for the year ended December 31, 2014. Our effective tax rate is lower in 2016 compared to 2015 primarily due to the establishment in 2015 of a significant valuation allowance with respect to substantially all of our U.S. deferred tax assets at the time. We reassessed our ability to realize our U.S. deferred tax assets during 2016 and have concluded that realization of those deferred tax assets is still not "more likely than not". The valuation allowance on U.S. deferred tax assets was increased for the additional deferred tax assets generated in 2016. In addition, our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:
2016

•	13.2% rate increase relating to the current year impact of establishing valuation allowances on deferred tax assets, primarily with respect to U.S. federal and state deferred tax assets.

•	8.5% rate increase related to the adjustment of deferred tax assets established in various foreign jurisdictions in prior years.

•	10.5% rate reduction related to the difference between the U.S. statutory rate and foreign tax rates primarily attributable to our operations in Israel.

•	9.4% rate reduction attributable to changes in our liability for uncertain tax positions, primarily attributable to the settlement of a tax examination in Israel.
2015

•	2,572.5% rate increase resulting primarily from the establishment of valuation allowances with respect to substantially all of the U.S. federal and state deferred tax assets.

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
On December 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “2015 Credit Agreement”) among the Company, VPG Canada, the lenders, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint book-runners and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised and expanded to provide for the following facilities: (1) a secured revolving facility (the “2015 Revolving Facility”) in an aggregate principal amount of $30.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its U.S. and Canadian subsidiaries, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which was used to fund the Stress-Tek and Pacific acquisitions; (2) a secured closing date term facility for the Company (the “2015 U.S. Closing Date Term Facility”) in an aggregate principal amount of $4.5 million, the proceeds of which were used by the Company to refinance indebtedness under its existing term loan; (3) a secured delayed draw term facility for the Company (the "2015 U.S. Delayed Draw Term Facility") in an aggregate principal amount of $11.0 million, the proceeds of which were used to fund a portion of the Stress-Tek acquisition; and (4) a secured term facility for VPG Canada (the “2015 Canadian Term Facility”) in an aggregate principal amount of $9.5 million, the proceeds of which were used by VPG Canada to refinance indebtedness under its existing term loan. The aggregate principal amount of the 2015 Revolving Facility may be increased by a maximum of $15.0 million upon the request of the Company, subject to the terms of the 2015 Credit Agreement. The 2015 Credit Agreement terminates on December 30, 2020. The term loans are being repaid in quarterly installments.
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2016 and December 31, 2015, were 4.00% and 3.75%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 4.00% and 3.11%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the

Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2016. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
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
By reason of the spin-off, VPG assumed the liability for an aggregate $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes is December 13, 2102. Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The total interest rate was 1.00% at December 31, 2016.
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $0.5 million at December 31, 2016 and $0.6 million at December 31, 2015. The debt is payable monthly over the next 5 years at a zero percent interest rate.
See Note 7 to our consolidated financial statements for additional details.
Due to our strong product portfolio and market position, our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2016 was $11.4 million as compared to $13.9 million for the year ended December 31, 2015, and $23.3 million for the year ended December 31, 2014. Cash provided by operating activities for the year ended December 31, 2016 was impacted by cash payments of $4.2 million related to restructuring and $1.1 million related to the strategic alternative evaluation process. Cash provided by operating activities for the year ended December 31, 2015 was impacted by a decrease in net earnings. Cash provided by operating activities for the year ended December 31, 2014 was impacted by an increase in net earnings, offset by a net increase in working capital accounts.
Approximately 83% and 90% of our cash and cash equivalents balance at December 31, 2016 and 2015, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Asia	27%	26%
United States	17%	10%
Israel	16%	24%
Europe	19%	17%
United Kingdom	12%	13%
Canada	9%	10%
Total	100%	100%
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

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the undistributed earnings of the majority of our foreign subsidiaries as of December 31, 2016, to be indefinitely reinvested and, accordingly, no provision has been made for U.S. income taxes. As of December 31, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $48.6 million.
For the year ended December 31, 2016, we generated free cash of $5.2 million. We refer to “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash generated from operations ($11.4 million) in excess of our capital expenditures ($10.4 million) and net of proceeds from the sale of assets ($4.2 million). Included in the net proceeds from sale of assets for the year ended December 31, 2016, are proceeds of $3.7 million from the sale of our property in Karmiel, Israel.
The following table summarizes the components of net cash (debt) at December 31, 2016 and at December 31, 2015 (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents	$58,452	$62,641

Third-party debt, including current and long-term
Term loans	$23,000	$25,000
Revolving debt	9,000	4,000
Third-party debt held by Japanese subsidiary	509	614
Exchangeable notes, due 2102	4,097	4,097
Deferred financing costs	(454)	(554)
Total third-party debt	36,152	33,157
Net cash	$22,300	$29,484
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
Our financial condition as of December 31, 2016 is strong, with a current ratio (current assets to current liabilities) of 4.2 to 1.0, as compared to a current ratio of 3.9 to 1.0 at December 31, 2015.
Cash paid for property and equipment for the year ended December 31, 2016 and December 31, 2015 was $10.4 million and $10.0 million, respectively. Capital spending for 2016 was comprised of projects related to the normal maintenance of business, cost reduction programs, and some carryover projects from 2015. Capital expenditures for 2017 are expected to be approximately $14.0 million to $16.0 million. The majority of these capital expenditures will be incurred outside the United States.

Contractual Commitments
As of December 31, 2016, we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$36,606	$2,623	$8,996	$20,890	$4,097
Interest payments on long-term debt	6,079	832	1,349	586	3,312
Operating leases	7,896	2,820	3,703	1,308	65
Unrecognized tax benefits, including interest and penalties	805	177	—	—	628
Expected pension and postretirement plan benefit payments from unfunded plans (a)	3,611	360	626	785	1,840
Expected pension and postretirement plan contributions to funded plans (b)	965	965	—	—	—
Total contractual cash obligations	$55,962	$7,777	$14,674	$23,569	$9,942

(a)	Due to the nature of unfunded plans, benefit payments are considered to be funded when paid.

(b)	Due to the uncertainty of future cash outflows, contributions to the pension and other postretirement benefit plans subsequent to 2017 have been excluded from the table above.
Our consolidated balance sheet at December 31, 2016 includes approximately $0.9 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 6 to our consolidated financial statements for further discussion of the Tax Matters Agreement.
Of the $0.9 million of unrecognized tax benefits, $0.8 million are associated with our post spin-off operation, and thus are not covered under the terms of the Tax Matters Agreement. Due to the uncertainty and complexity relating to the settlement of tax matters, including the difficulty in predicting the conclusion of tax audits around the world, we are unable to make reliable estimates of the timing and amount of the remaining cash outflows, if any, relating to these liabilities. Accordingly, the remaining uncertain tax positions are classified as payments due after five years, although actual timing of payments may be sooner. See Note 6 to our consolidated financial statements for additional information.
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
At December 31, 2016, we have $4.1 million outstanding on our exchangeable notes, which bear interest at LIBOR.
The Company entered into a second amended and restated revolving credit facility on December 30, 2015. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2016, the Company has $9.0 million borrowings outstanding under the revolving credit facility and $23.0 million in outstanding term loans.
At December 31, 2016, we have $58.5 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2016 and 2015, we would expect a 50 basis point increase or decrease in interest rates to have an immaterial impact to annualized net earnings in 2016 and to increase or decrease our annualized net earnings by approximately $0.3 million in 2015.
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
Our operations in Europe, Canada, and certain locations in Asia primarily generate and expend cash in local currencies. Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency risk is mitigated to the extent that the costs incurred and the revenues earned in a particular currency offset one another. Our exposure to foreign currency risk, with respect to expenses, is more pronounced in Israel and India because the percentage of expenses denominated in Israeli shekels and Indian rupee to total expenses is much greater than the percentage of sales denominated in Israeli shekels and Indian rupee to total sales. Therefore, if the Israeli shekel and Indian rupee strengthen against all or most of our other major currencies, our operating profit is reduced. We also have a higher percentage of British pound-denominated sales than expenses. Therefore, when the British pound strengthens against all or most of our other major currencies, our operating profit is increased. VPG Canada has a secured term facility denominated in U.S. dollars. Therefore, we are exposed to potentially significant foreign exchange risk based on the valuation of this long-term debt related to the exchange rate between the U.S. dollar and the Canadian dollar.
We have performed a sensitivity analysis as of December 31, 2016 and 2015, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2016 and 2015, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $1.7 million and $1.0 million for the years ended December 31, 2016 and December 31, 2015, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.0 million and $0.9 million for the years ended December 31, 2016 and December 31, 2015, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our evaluation of internal control over financial reporting did not include the internal controls of the business acquired upon the purchase of Pacific Instruments, Inc., which is included in our 2016 consolidated financial statements beginning April 6, 2016 and constituted 6.0% total assets at December 31, 2016 and 1.7% of net revenues as of December 31, 2016.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vishay Precision Group, Inc.

We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vishay Precision Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pacific Instruments, Inc., which is included in the December 31, 2016 consolidated financial statements of Vishay Precision Group, Inc. and constituted 6.0% and 7.1% of total and net assets, respectively, as of December 31, 2016 and 1.7% and (5.9)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Vishay Precision Group, Inc. also did not include an evaluation of the internal control over financial reporting of Pacific Instruments, Inc.

In our opinion, Vishay Precision Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 of Vishay Precision Group, Inc. and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 16, 2017

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2016, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

1)	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2016 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

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

10.34
Stock Purchase Agreement, dated March 30, 2016, by and among Vishay Precision Group, Inc., Pacific Instruments, Inc., the shareholders of Pacific Instruments, Inc., John Hueckel and Norman Hueckel as Owners, and John Hueckel, as Representative (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 5, 2016 and incorporated herein by reference).

10.35†
Form of Indemnification Agreement with directors (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016 and incorporated herein by reference).

10.36†
Employment agreement, dated January 1, 2016, by and among Vishay Precision Group, Inc. and Roland Desilets ( previously filed as an exhibit to the Registrants' Quarterly Report on Form 10-Q filed with the SEC on August 10, 2016 and incorporated herein by reference).

10.37	Lease agreement, dated July 7, 2016, by and among between Vishay Advanced Technologies, Ltd. and Marshee Estates & Investments Ltd.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP relating to the Registrant’s financial statements.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
* Confidential treatment has been accorded to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
† Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 16, 2017		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 16, 2017
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 16, 2017
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 16, 2017
Marc Zandman

/s/ Saul V. Reibstein	Director	March 16, 2017
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 16, 2017
Timothy V. Talbert

/s/ Cary Wood	Director	March 16, 2017
Cary Wood

/s/ Janet Clarke	Director	March 16, 2017
Janet Clarke

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vishay Precision Group, Inc.

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vishay Precision Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 16, 2017

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$58,452	$62,641
Accounts receivable, net of allowances for doubtful accounts of $523 and $334, respectively	34,270	35,553
Inventories:
Raw materials	15,647	15,062
Work in process	21,115	20,289
Finished goods	19,559	20,849
Inventories, net	56,321	56,200
Prepaid expenses and other current assets	6,831	7,814
Total current assets	155,874	162,208

Property and equipment, at cost:
Land	3,344	3,639
Buildings and improvements	48,454	55,003
Machinery and equipment	89,080	84,409
Software	7,441	7,284
Construction in progress	4,340	2,288
Accumulated depreciation	(97,374)	(95,992)
Property and equipment, net	55,285	56,631

Goodwill	18,717	12,603

Intangible assets, net	21,585	17,683

Other assets	19,049	14,622
Total assets	$270,510	$263,747

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2016	December 31, 2015
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,264	$8,004
Payroll and related expenses	11,978	13,888
Other accrued expenses	13,285	16,604
Income taxes	772	527
Current portion of long-term debt	2,623	2,120
Total current liabilities	36,922	41,143

Long-term debt, less current portion	33,529	31,037
Deferred income taxes	735	334
Other liabilities	13,054	7,195
Accrued pension and other postretirement costs	14,713	11,597
Total liabilities	98,953	91,306

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,167,356 shares outstanding as of December 31, 2016 and 12,144,485 shares outstanding as of December 31, 2015	1,278	1,276
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,025,158 shares outstanding as of December 31, 2016 and December 31, 2015	103	103
Treasury stock, at cost - 619,667 shares held at December 31, 2016 and December 31, 2015	(8,765)	(8,765)
Capital in excess of par value	190,373	190,436
Retained earnings	28,731	22,327
Accumulated other comprehensive loss	(40,337)	(33,121)
Total Vishay Precision Group, Inc. stockholders' equity	171,383	172,256
Noncontrolling interests	174	185
Total equity	171,557	172,441
Total liabilities and equity	$270,510	$263,747

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2016	2015	2014
Net revenues	$224,929	$232,178	$250,028
Costs of products sold	142,120	147,949	159,254
Gross profit	82,809	84,229	90,774

Selling, general, and administrative expenses	68,938	71,282	77,034
Acquisition costs	494	185	—
Impairment of goodwill and indefinite-lived intangibles	—	4,942	5,579
Restructuring costs	2,666	4,461	668
Operating income	10,711	3,359	7,493

Other income (expense):
Interest expense	(1,486)	(771)	(882)
Other	382	(2,082)	(740)
Other (expense) income - net	(1,104)	(2,853)	(1,622)

Income before taxes	9,607	506	5,871

Income tax expense	3,199	13,500	2,613

Net earnings (loss)	6,408	(12,994)	3,258
Less: net earnings attributable to noncontrolling interests	4	14	178
Net earnings (loss) attributable to VPG stockholders	$6,404	$(13,008)	$3,080

Basic earnings (loss) per share attributable to VPG stockholders	$0.49	$(0.96)	$0.22
Diluted earnings (loss) per share attributable to VPG stockholders	$0.48	$(0.96)	$0.22

Weighted average shares outstanding - basic	13,187	13,485	13,755
Weighted average shares outstanding - diluted	13,419	13,485	13,977

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years ended December 31,
	2016	2015	2014
Net earnings (loss)	$6,408	$(12,994)	$3,258

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4,488)	(6,947)	(8,015)
Pension and other postretirement actuarial items	(2,728)	386	(2,538)
Other comprehensive loss	(7,216)	(6,561)	(10,553)

Comprehensive loss	(808)	(19,555)	(7,295)

Less: comprehensive income attributable to noncontrolling interests	4	14	178

Comprehensive loss attributable to VPG stockholders	$(812)	$(19,569)	$(7,473)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities
Net earnings (loss)	$6,408	$(12,994)	$3,258
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	4,942	5,579
Depreciation and amortization	11,149	11,097	11,736
(Gain) loss on disposal of property and equipment	(823)	15	63
Share-based compensation expense	37	1,083	1,008
Inventory write-offs for obsolescence	1,755	1,354	1,290
Deferred income taxes	301	10,013	(3,562)
Other	(2,129)	2,182	722
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,322	982	318
Inventories	(1,968)	(3,961)	(349)
Prepaid expenses and other current assets	955	2,799	266
Trade accounts payable	237	(2,550)	618
Other current liabilities	(5,824)	(1,034)	2,307
Net cash provided by operating activities	11,420	13,928	23,254

Investing activities
Capital expenditures	(10,425)	(9,978)	(9,091)
Proceeds from sale of property and equipment	4,203	117	82
Purchase of business	(10,626)	(20,022)	—
Net cash used in investing activities	(16,848)	(29,883)	(9,009)

Financing activities
Proceeds from long-term debt	—	29,000	—
Repayments of principal upon termination of long-term debt	—	(14,000)	—
Principal payments on long-term debt	(2,133)	(4,119)	(4,137)
Debt issuance costs	—	(453)	—
Proceeds from revolving facility	25,000	—	—
Payments on revolving facility	(20,000)	—	—
Purchase of treasury stock	—	(8,733)	(32)
Distributions to noncontrolling interests	(15)	(63)	(77)
Excess tax benefit from share-based compensation plan	—	—	5
Net cash provided by (used in) financing activities	2,852	1,632	(4,241)
Effect of exchange rate changes on cash and cash equivalents	(1,613)	(2,678)	(3,171)
(Decrease) increase in cash and cash equivalents	(4,189)	(17,001)	6,833

Cash and cash equivalents at beginning of year	62,641	79,642	72,809
Cash and cash equivalents at end of year	$58,452	$62,641	$79,642

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	$1,271	$103	$—	$188,424	$32,255	$(16,007)	$206,046	$133	$206,179
Net earnings	—	—	—	—	3,080	—	3,080	178	3,258
Other comprehensive loss	—	—	—	—	—	(10,553)	(10,553)	—	(10,553)
Share-based compensation expense	—	—	—	864	—	—	864	—	864
Restricted stock issuances (20,145 shares)	2	—	—	239	—	—	241	—	241
Purchase of treasury stock (2,000 shares)	—	—	(32)	—	—	—	(32)	—	(32)
Tax effects of share-based compensation plan	—	—	—	5	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Balance at December 31, 2014	$1,273	$103	$(32)	$189,532	$35,335	$(26,560)	$199,651	$234	$199,885
Net (loss) earnings	—	—	—	—	(13,008)	—	(13,008)	14	(12,994)
Other comprehensive loss	—	—	—	—	—	(6,561)	(6,561)	—	(6,561)
Share-based compensation expense	—	—	—	1,083	—	—	1,083	—	1,083
Restricted stock issuances (32,297 shares)	3	—	—	(179)	—	—	(176)	—	(176)
Purchase of treasury stock (617,667 shares)	—	—	(8,733)	—	—	—	(8,733)	—	(8,733)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Balance at December 31, 2015	$1,276	$103	$(8,765)	$190,436	$22,327	$(33,121)	$172,256	$185	$172,441
Net earnings	—	—	—	—	6,404	—	6,404	4	6,408
Other comprehensive loss	—	—	—	—	—	(7,216)	(7,216)	—	(7,216)
Share-based compensation expense	—	—	—	37	—	—	37	—	37
Restricted stock issuances (22,871 shares)	2	—	—	(100)	—	—	(98)	—	(98)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2016	$1,278	$103	$(8,765)	$190,373	$28,731	$(40,337)	$171,383	$174	$171,557

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
The Company has post-shipment obligations, such as customer acceptance, training, or installation, with respect to some of its larger systems products. In such circumstances, a portion of the revenue may be deferred until the obligation has been completed, unless such obligation is deemed inconsequential or perfunctory.
Given the specialized nature of the Company’s products, it generally does not allow product returns.
Shipping and Handling Costs
Shipping and handling costs are included in costs of products sold.
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $11.1 million, $9.6 million, and $10.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company spends additional amounts for the development of machinery and equipment for new processes, and for cost reduction measures.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense in the period that includes the enactment date.
The Company records net deferred tax assets to the extent it believes such assets will "more likely than not" be realized. In making this determination, the Company considers all positive and negative evidence, including historic earnings, projected future income, and cost-effective tax-planning strategies. When the Company determines that its ability to realize deferred tax assets is not "more likely than not", the Company adjusts its deferred tax asset valuation allowance, which increases income tax expense.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

The Company records uncertain tax positions on the basis of a two-step process in which the Company first determines whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the tax authority.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2016 or 2015.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.5 million and $0.3 million at December 31, 2016 and 2015, respectively. Bad debt expense was $0.2 million, $0.1 million, $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the life of the leased property. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $9.3 million, $9.0 million, and $9.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, which included software depreciation expense of $0.6 million, $0.8 million, and $1.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Business Combinations
The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired businesses based on estimated fair values, with any residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, property, plant and equipment, as well as income taxes. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.
Goodwill and Other Intangible Assets

Goodwill, indefinite-lived trademarks, and in-process research and development ("IPRD") assets are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step goodwill impairment test. However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. We estimate the fair value of our reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined

Note 1 – Background and Summary of Significant Accounting Policies (continued)

using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we are required to perform the second step of the goodwill impairment test. To measure the amount of the impairment, we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two.

In 2015 and 2014, the Company estimated the fair value of its IPRD asset using an income approach to valuation. The Company estimated the future cash flows associated with the IPRD and discounted those cash flows back to their net present value using a discount rate determined using the capital asset pricing model, and adjusted for the forecast risk inherent in the projections of cash flows associated with this asset. The estimates of cash flows included revenues to be generated by the products supported by the IPRD and the expected profits on those product sales. As of the date of the 2016 impairment test, IPRD was subject to amortization and therefore was not included as part of the 2016 impairment test.

The Company's required goodwill annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4, the 2016 annual impairment test resulted in no impairment. The interim impairment test for 2015 resulted in the Company recording an impairment charge in the third quarter of 2015 and the annual impairment test for 2014 resulted in the Company recording an impairment charge in the fourth quarter of 2014.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified. As more fully described in Note 4, the 2016 annual impairment test resulted in no impairment. The annual impairment test for 2015 resulted in the Company recording an impairment charge in the third quarter of 2015. There was no impairment identified through the annual impairment test completed in 2014.

Included in the Company's patents and acquired technology is an in-process research and development project acquired as part of the acquisition of the George Kelk Corporation ("KELK"). Until this project is ready for sale, it is analyzed as an indefinite-lived intangible asset. The Company's required annual indefinite-lived intangible asset impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4, there was no impairment identified through the annual impairment test which was completed in 2016 and 2015. The annual impairment test for 2014 resulted in the Company recording an impairment charge in the fourth quarter of 2014.

Definite-lived assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to fifteen years. Trade names are being amortized over useful lives of seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets. Additionally, the Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition.
Impairment of Long-Lived Assets
The carrying value of long-lived assets held-and-used, other than goodwill and indefinite-lived intangible assets, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. Losses on long-lived assets held-for-sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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
For those subsidiaries where the local currency is the functional currency, assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the consolidated statements of operations and are reported as a separate component of accumulated other comprehensive loss within the statement of comprehensive income. Foreign currency transaction gains and losses are included in the results of operations.
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
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017‑04, “Simplifying the Test for Goodwill Impairment.” This ASU eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU No. 2017‑01, “Clarifying the Definition of a Business.” This ASU provides a more robust framework to determine when a set of assets and activities is a business.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to clarify the presentation of certain cash receipts and payments within the statement of cash flows.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09,"Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The

Note 1 – Background and Summary of Significant Accounting Policies (continued)

amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In September 2015, FASB issued ASU No. 2015-16, "Business Combinations (Topic 805)," which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment will be effective prospectively for reporting periods beginning on or after December 15, 2015, and therefore was adopted on January 1, 2016. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In July 2015, FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. The Company adopted this ASU in the first fiscal quarter of 2016. Accordingly, the Company reclassified its capitalized debt issuance costs previously recorded within other assets to a contra-liability reducing long-term debt on the consolidated balance sheets. The reclassification was $0.5 million and $0.6 million as of December 31, 2016 and 2015, respectively. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," and modified the standard thereafter. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
The ASU is effective for annual and interim periods beginning after December 15, 2017 and may be early adopted for annual and interim periods beginning after December 15, 2016. The guidance permits adoption by retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). The Company is in the process of determining the adoption method.
The Company is in the assessment phase, reviewing a representative sample of contracts, discussions with key stakeholders and cataloging potential impacts on the Company’s operations, accounting policies, internal control over financial reporting and financial statements. The Company has identified that the key changes in the ASU that could potentially impact the Company’s revenue recognition related to the allocation of contract revenues between various products and services, the timing of when those revenues are recognized and the deferral of incremental costs to obtain a contract. The Company is continuing to determine the impact of the ASU on the consolidated results of operations, financial position, cash flows and financial statement disclosures.
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

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Japan at which it leases space to Vishay Intertechnology. Vishay Intertechnology owns one location in the United States,

Note 2 – Related Party Transactions (continued)

at which it leases space to VPG. Through July 2014, Vishay Intertechnology also leased a location in Israel to VPG. Lease receipts and payments related to the shared facilities are immaterial.

Note 3 – Acquisition Activity

Pacific Instruments, Inc.
On April 6, 2016, the Company completed the acquisition of Pacific Instruments, Inc. ("Pacific") for an aggregate purchase price of $10.6 million. Pacific is a designer and manufacturer of high-performance data acquisition systems and has extensive experience integrating these systems. Pacific sells primarily to the aerospace, commercial aviation and defense markets in the United States. Pacific provides installation, facility integration, training, and on-going technical support for their manufactured products. Pacific products expand the offerings of our Foil Technology Products reporting segment, which already offered data acquisition systems, primarily instruments in the field of strain measurement.
The following table summarizes the fair values assigned to the assets and liabilities of Pacific as of April 6, 2016 (in thousands):

	April 6, 2016	Adjustments	Adjusted
Working capital (a)	$686	$235	$921
Property and equipment	26	—	26
Long-term deferred income tax liability	(1,993)	90	(1,903)
Intangible assets:
Patents and acquired technology	1,300	—	1,300
Non-competition agreements	40	—	40
Customer relationships	3,500	—	3,500
Trade names	700	—	700
Total intangible assets	5,540	—	5,540
Fair value of acquired identifiable assets and liabilities	4,259	325	4,584
Purchase price	$10,727	$(101)	$10,626
Goodwill	$6,468	$(426)	$6,042

(a)	Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, income taxes payable, and other accrued expenses.
The weighted average useful lives for the patents and acquired technology, non-competition agreements, and customer relationships are 20 years, 6.5 years, and 15 years, respectively. None of the goodwill associated with this transaction is deductible for income tax purposes.
The Company recorded acquisition costs associated with this transaction in its consolidated statements of operation as follows (in thousands):

Year ended December 31, 2016
Accounting and legal fees	$369
Appraisal fees	41
Other	21
$431
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

Note 3 – Acquisition Activity (continued)

The following table summarizes the fair values assigned to the assets and liabilities as of the December 30, 2015 acquisition date (in thousands):

	December 30, 2015	Adjustments	Adjusted
Working capital (a)	$2,479	$85	$2,564
Property and equipment	6,338	—	6,338
Intangible assets:
Patents and acquired technology	1,600	—	1,600
Non-competition agreements	60	—	60
Customer relationships	2,500	—	2,500
Trade names	700	—	700
Total intangible assets	4,860	—	4,860
Fair value of acquired identifiable assets	13,677	85	13,762
Purchase price	$20,101	$(28)	$20,073
Goodwill	$6,424	$(113)	$6,311

(a)	Working capital accounts include cash, accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, and other accrued expenses.

The weighted average useful lives for the patents and acquired technology, non-competition agreements, and customer relationships are 20, 5, and 15 years, respectively. Most of the goodwill associated with this transaction will be deductible for income tax purposes.

The Company recorded acquisition costs associated with this transaction in its consolidated statements of operations as follows (in thousands):

	Years ended December 31,
	2016	2015
Accounting and legal fees	$51	$70
Appraisal fees	12	62
Other	—	53
	$63	$185

Note 4 – Goodwill and Other Intangible Assets

The Company performed the first step of the two-step impairment test as of the first day of the fiscal 2016 fourth quarter by calculating the fair value of the reporting units and comparing it against its carrying amount. The Company estimated the fair value of its reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation used the Company’s estimates of the future cash flows of the reporting unit discounted to their net present value applying a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures and working capital requirements. The market approach to valuation used the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple. The Company applied that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit. Both of these approaches to estimating the fair value of the unit use inputs that are considered “Level 3” inputs to the fair value estimate (see Note 15 for a definition of Level 3 valuation inputs within the fair value hierarchy). The Company equally weighted the results of the income approach and the market approach to arrive at the estimated fair value of the reporting units.

After completing step one, the Company determined that the fair value of each of the reporting units exceeded its carrying value resulting in no impairment.

As a result of the 2015 and 2014 goodwill impairment tests for the KELK business, the Company recorded impairment charges of $4.8 million in 2015 and $4.6 million in 2014.

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

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Instruments
Balance at January 1, 2014	$12,788	$12,788	$—	$—
Goodwill acquired	6,424	—	6,424	—
Impairment charges	(4,761)	(4,761)	—	—
Foreign currency translation adjustment	(1,848)	(1,848)	—	—
Balance at December 31, 2015	$12,603	$6,179	$6,424	$—
Goodwill acquired	6,042	—	—	6,042
Adjustment to goodwill acquired	(113)	—	(113)	—
Foreign currency translation adjustment	185	185	—	—
Balance at December 31, 2016	$18,717	$6,364	$6,311	$6,042

Note 4 – Goodwill and Other Intangible Assets (continued)

Intangible assets were as follows (in thousands):

	December 31,
	2016	2015
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$9,669	$8,499
Customer relationships	20,934	17,395
Trade names	1,621	1,688
Non-competition agreements	11,348	11,297
	43,572	38,879
Accumulated amortization:
Patents and acquired technology	(3,865)	(3,629)
Customer relationships	(8,162)	(7,288)
Trade names	(1,609)	(1,668)
Non-competition agreements	(10,761)	(10,371)
	(24,397)	(22,956)
Net intangible assets subject to amortization	$19,175	$15,923

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	2,410	1,680
In-process research and development	—	80
	$21,585	$17,683
Certain intangible assets are subject to foreign currency translation.
In conjunction with the acquisition of Pacific on April 6, 2016 (see Note 3), the Company allocated $4.8 million of the purchase price to definite-lived intangible assets and $0.7 million to indefinite-lived intangible assets at December 31, 2016. The Company has determined that the trade name is an indefinite-lived intangible asset.

In conjunction with the acquisition of Stress-Tek on December 30, 2015 (see Note 3), the Company allocated $4.2 million of the purchase price to definite-lived intangible assets and $0.7 million to indefinite-lived intangible assets at December 31, 2015. The Company has determined that the trade name is an indefinite-lived intangible asset.

The Company performed an impairment test on the indefinite-lived trade names as of the first day of the fiscal 2016 fourth quarter and determined there was no impairment.  As a result of the 2015 indefinite-lived trade names impairment test, the Company recorded an impairment charge of $0.2 million.  As a result of the 2014 indefinite-lived trade names impairment test, the Company determined there was no impairment.

As a result of the 2015 impairment test on the indefinite-lived in-process research and development (“IPRD”), the Company determined there was no impairment.  As a result of the 2014 impairment test on the IPRD, the Company recorded an impairment charge of $0.8 million.
Amortization expense was $1.8 million, $2.1 million, and $2.6 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 4 – Goodwill and Other Intangible Assets (continued)

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2017	$1,890
2018	1,679
2019	1,504
2020	1,501
2021	1,455

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
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.4 million of restructuring costs were recorded during the year ended December, 31, 2016 related to this closure. This closure was substantially complete as of December 31, 2016.
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. Approximately $0.4 million of restructuring costs, excluding the cost associated with the Costa Rica closure, were recorded during the year ended December 31, 2016 related to this program. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
During the year ended December 31, 2016, the Company initiated other cost reduction plans at locations in Europe, the U.S. and Canada. Approximately $1.9 million of restructuring costs, primarily severance, were recorded during the year ended December 31, 2016 related to these plans.
The Company recorded restructuring costs of $2.7 million, $4.5 million, and $0.7 million during the years ended December 31, 2016, 2015, and 2014, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes the activity to date related to these programs. The accrued restructuring liability balance as of December 31, 2016 and 2015, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

Balance at January 1, 2014	51
Restructuring charges in 2014	668
Adjustment	8
Cash payments	(367)
Foreign currency translation	(9)
Balance at December 31, 2014	$351
Restructuring charges in 2015	4,461
Cash payments	(1,964)
Foreign currency translation	(21)
Balance at December 31, 2015	$2,827
Restructuring charges in 2016	2,666
Cash payments	(4,152)
Foreign currency translation	(8)
Balance at December 31, 2016	$1,333

Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2016	2015	2014
Domestic	$(5,285)	$(4,874)	$(3,575)
Foreign	14,892	5,380	9,446
	$9,607	$506	$5,871
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$(18)	$492	$1,934
State and local	30	(12)	36
Foreign	2,886	3,007	4,205
	2,898	3,487	6,175
Deferred:
Federal	(1,176)	10,039	(3,376)
State and local	(9)	630	(46)
Foreign	1,486	(656)	(140)
	301	10,013	(3,562)
Total income tax expense	$3,199	$13,500	$2,613
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Tax at statutory rate	$3,362	$177	$2,055
State income taxes, net of U.S. federal tax benefit	(15)	383	(10)
Effect of foreign operations	(1,023)	803	(1,026)
Residual U.S. tax on foreign earnings	(307)	—	2,426
Change in valuation allowance	1,266	12,309	(1,361)
Change in unrecognized tax benefits, net	(899)	12	273
Impairment of goodwill and indefinite-lived intangibles	—	360	303
Specialty tax credits	(78)	(216)	(362)
Statutory rate changes	(180)	114	(166)
Prior period deferred tax adjustments	817	—	—
Other	256	(442)	481
Total income tax expense	$3,199	$13,500	$2,613

Note 6 – Income Taxes (continued)

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. During the fourth quarter of 2016, the Company wrote off deferred tax assets that had been recorded in periods prior to 2016, but which the Company determined did not meet the recognition criteria required by ASC 740 "Income Taxes". The deferred tax assets were recognized over a period of years. Of the amount written-off, $0.1 million was initially recognized in 2014 and the remaining $0.7 million was initially recognized in periods prior to 2014. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Pension and other postretirement costs	$4,714	$4,843
Inventories	2,466	2,275
Net operating/capital loss carryforwards	11,825	9,482
Tax credit carryforwards	5,077	4,712
Deferred compensation	2,468	2,392
Other accruals and reserves	2,879	3,480
Intangible assets, including tax deductible goodwill	—	784
Total gross deferred tax assets	29,429	27,968
Less: valuation allowance	(20,741)	(19,144)
	8,688	8,824
Deferred tax liabilities:
Tax over book depreciation	(189)	(255)
Intangible assets, including tax deductible goodwill	(1,361)	—
Total gross deferred tax liabilities	(1,550)	(255)

Net deferred tax assets	$7,138	$8,569

In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2016, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek and Pacific was also considered in determining the realization of the U.S. deferred tax assets. The Pacific acquisition resulted in the establishment of deferred tax liabilities which allowed the Company to adjust its previously established valuation allowance by $1.6 million. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2016 and 2015, the valuation allowance on U.S. deferred tax assets was approximately $18.1 million and $16.7 million, respectively.

The Company also has valuation allowances of $2.6 million and $2.5 million at December 31, 2016 and 2015, respectively, with respect to certain foreign net operating loss and capital loss carryforwards. The valuation allowance related to Israel capital losses was reduced during 2016 as a result of the sale of the Karmiel facility because the sale triggered a capital gain. Significant valuation allowances are as follows (in thousands):

Note 6 – Income Taxes (continued)

	December 31,
Jurisdiction	2016	2015
U.S. federal	$13,101	$12,454
U.S. state (net of U.S. federal tax benefit)	5,022	4,206
Israel - capital losses	1,486	1,783

The following table summarizes significant net operating losses and credit carryforwards as of December 31, 2016 (in thousands):

	December 31,
Jurisdiction	2016	Expiring
U.S. federal net operating losses	$10,276	2035-2036
U.S. foreign tax credit	4,970	2020-2024
U.S state net operating losses	62,032	2023-2036
Israel net operating losses	14,661	No expiration
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $96.8 million at December 31, 2016 compared to $89.2 million at December 31, 2015. Substantially all of the undistributed earnings are considered to be indefinitely reinvested and accordingly, no provision has been made for U.S. federal and state income taxes. If those earnings were distributed to the U.S., the Company could be subject to U.S. income taxes, state income taxes, incremental foreign income taxes, and withholding taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the uncertainty regarding the timing of any such distribution, the impact on existing valuation allowances, and complexities associated with the U.S. foreign tax credit rules. Withholding taxes of approximately $14.7 million are estimated to be payable upon remittance of all previously unremitted earnings as of December 31, 2016.
Net income taxes paid were $3.9 million, $4.5 million, and $3.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company and its subsidiaries are subject to income taxes imposed by the U.S., various states, and the foreign jurisdictions in which we operate. Each jurisdiction establishes rules that set forth the years which are subject to examination by its tax authorities. While the Company believes the tax positions taken on its tax returns for each jurisdiction are supportable, they may still be challenged by the jurisdiction's tax authorities. In anticipation of such challenges, the Company has established reserves for tax-related uncertainties. These liabilities are based on the Company’s best estimate of the potential tax exposures in each respective jurisdiction. It may take a number of years for a final tax liability in a jurisdiction to be determined, particularly in the event of an audit. If an uncertain matter is determined favorably, there could be a reduction in the Company’s tax expense. An unfavorable determination could increase tax expense and could require a cash payment, including interest and penalties.
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
As of December 31, 2016, the Company recorded a gross tax liability of $0.1 million, which includes interest and penalties, related to these uncertain tax positions. The Company has also recorded a corresponding receivable, net of a $0.2 million payment received in 2015, from Vishay Intertechnology.

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$1,506	$1,704	$1,373
Addition based on tax positions related to current year	63	109	238
Addition based on tax positions related to prior years	66	13	249
Addition related to acquired company	297	—	—
Currency translation adjustments	16	(29)	(100)
Reduction for settled tax examinations	(906)	—	—
Reduction for payments made	—	(241)	—
Reduction for lapses of statute of limitations	(270)	(50)	(56)
Balance before indemnification receivable	772	1,506	1,704
Receivable from Vishay Intertechnology for indemnification	(57)	(107)	(281)
Balance at end of year	$715	$1,399	$1,423
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued total penalties and interest of $0.3 million as of December 31, 2016, none of which was included in the indemnification receivable. As of December 31, 2015 and December 31, 2014, the Company accrued total penalties and interest of $0.3 million and $0.5 million, respectively, of which $0.0 million and $0.3 million, respectively, were recorded within the indemnification receivable from Vishay Intertechnology.
Included in the balance of unrecognized tax benefits as of December 31, 2016, 2015, and 2014 is $0.8 million, $1.5 million, and $1.7 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2017. As of December 31, 2016, the Company anticipates that it is reasonably possible that it will reverse up to $0.2 million of its current unrecognized tax benefits within the calendar year due to the expiration of the statute of limitations in certain jurisdictions. In addition, the Company believes it is reasonably possible that it may pay up to $0.2 million to tax authorities to settle current unrecognized tax benefits. Approximately $0.1 million of the unrecognized tax benefits the Company expects to reverse in 2017 due to statute lapses are covered by the Tax Matters Agreement. Upon reversal, the Company will recognize a pre-tax expense and a corresponding income tax benefit.
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
During 2016, the Company concluded a tax examination in Israel for the years 2012-2014. The Company is subject to ongoing income tax audits, administrative appeals and judicial proceedings in India spanning a number of years.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
2015 Credit Agreement - Revolving Facility	$9,000	$4,000
2015 Credit Agreement - U.S. Closing Date Term Facility	4,128	4,500
2015 Credit Agreement - U.S. Delayed Draw Term Facility	10,092	11,000
2015 Credit Agreement - Canadian Term Facility	8,780	9,500
Exchangeable Unsecured Notes, due 2102	4,097	4,097
Other debt	509	614
Deferred financing costs	(454)	(554)
	36,152	33,157
Less: current portion	2,623	2,120
	$33,529	$31,037
2015 Credit Agreement
On December 30, 2015, the Company entered into a Second Amended and Restated Credit Agreement (the “2015 Credit Agreement”) among the Company, VPG Canada, the lenders, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint book-runners and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised and expanded to provide for the following facilities: (1) a secured revolving facility (the “2015 Revolving Facility”) in an aggregate principal amount of $30.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its U.S. and Canadian subsidiaries, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which was used to fund the Stress-Tek and Pacific acquisitions; (2) a secured closing date term facility for the Company (the “2015 U.S. Closing Date Term Facility”) in an aggregate principal amount of $4.5 million, the proceeds of which were used by the Company to refinance indebtedness under its existing term loan; (3) a secured delayed draw term facility for the Company (the "2015 U.S. Delayed Draw Term Facility") in an aggregate principal amount of $11.0 million, the proceeds of which were used to fund a portion of the Stress-Tek acquisition; and (4) a secured term facility for VPG Canada (the “2015 Canadian Term Facility”) in an aggregate principal amount of $9.5 million, the proceeds of which were used by VPG Canada to refinance indebtedness under its existing term loan. The aggregate principal amount of the 2015 Revolving Facility may be increased by a maximum of $15.0 million upon the request of the Company, subject to the terms of the 2015 Credit Agreement. The 2015 Credit Agreement terminates on December 30, 2020. The term loans are being repaid in quarterly installments.
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2016 and December 31, 2015, were 4.00% and 3.75%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 4.00% and 3.11%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2016. If the Company is not in compliance

Note 7 – Long-Term Debt (continued)

with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
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
Other Lines of Credit
In addition to the 2015 and 2013 Revolving Facilities discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $3.0 million and $3.0 million at December 31, 2016 and 2015, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $0.5 million and $0.8 million at December 31, 2016 and 2015, respectively.
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
The notes bear interest at LIBOR. Interest is payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The total interest rate was 1.00% at December 31, 2016.
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 5 years at a zero percent interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2017	$2,623
2018	3,873
2019	5,123
2020	20,874
2021	16
Thereafter	4,097

Note 7 – Long-Term Debt (continued)

Interest paid on third-party debt was $1.3 million, $0.6 million, and $0.8 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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
On September 23, 2014, the Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase, in the aggregate, up to 500,000 shares of its outstanding common stock. On May 21, 2015, the Board of Directors approved an increase in the shares of the Company's outstanding common stock available for repurchase, in the aggregate, from 500,000 shares to 2,000,000 shares. The stock repurchase plan expired in May 2016. The Company repurchased 617,667 and 2,000 shares of its common stock during the fiscal years ended December 31, 2015 and 2014, respectively. The Company did not repurchase shares in 2016.

Note 8 – Stockholders’ Equity (continued)

Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2014
Pension and other postretirement actuarial items	$(2,265)	$(3,357)	$782	$(2,575)	$(4,840)
Reclassification adjustment for recognition of actuarial items		60	(23)	37	37
Foreign currency translation adjustment	(13,742)	(8,015)	—	(8,015)	(21,757)
	$(16,007)	$(11,312)	$759	$(10,553)	$(26,560)
December 31, 2015
Pension and other postretirement actuarial items	$(4,803)	$141	$(21)	$120	$(4,683)
Reclassification adjustment for recognition of actuarial items		304	(38)	266	266
Foreign currency translation adjustment	(21,757)	(6,947)	—	(6,947)	(28,704)
	$(26,560)	$(6,502)	$(59)	$(6,561)	$(33,121)
December 31, 2016
Pension and other postretirement actuarial items	$(4,417)	$(3,505)	$544	$(2,961)	$(7,378)
Reclassification adjustment for recognition of actuarial items		271	(38)	233	233
Foreign currency translation adjustment	(28,704)	(4,488)	—	(4,488)	(33,192)
	$(33,121)	$(7,722)	$506	$(7,216)	$(40,337)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).

Note 9 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at December 31, 2016 and $1.6 million at December 31, 2015, and the related liabilities of $2.0 million and $2.0 million at December 31, 2016 and 2015, respectively.
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
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2016		December 31, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$23,348	$3,373	$24,655	$3,331
Service cost (adjusted for actual employee contributions)	403	100	413	88
Interest cost	784	130	857	126
Contributions by participants	42	—	44	—
Actuarial (gains) losses	4,809	525	(413)	72
Benefits paid	(732)	(295)	(1,223)	(244)
Curtailments and settlements	(20)	—	(14)	—
Currency translation	(3,447)	—	(971)	—
Benefit obligation at end of year	$25,187	$3,833	$23,348	$3,373

Change in plan assets:
Fair value of plan assets at beginning of year	$15,122	$—	$15,697	$—
Actual return on plan assets	1,441	—	194	—
Company contributions	1,240	295	1,160	244
Contributions by participants	42	—	44	—
Benefits paid	(732)	(295)	(1,223)	(244)
Curtailments and settlements	—	—	(14)	—
Currency translation	(2,560)	—	(736)	—
Fair value of plan assets at end of year	$14,553	$—	$15,122	$—

Funded status at end of year	$(10,634)	$(3,833)	$(8,226)	$(3,373)
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2016		December 31, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Accrued pension and other postretirement costs	$(10,634)	$(3,833)	$(8,226)	$(3,373)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2016		December 31, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Unrecognized net actuarial loss	$7,763	$1,588	$4,950	$1,138
Unrecognized prior service cost	2	—	2	—
Unamortized transition obligation	3	—	4	—
	$7,768	$1,588	$4,956	$1,138

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2016	2015
Accumulated benefit obligation, all plans	$23,633	$21,931
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$24,102	$22,274
Accumulated benefit obligation	22,963	21,256
Fair value of plan assets	13,491	14,204
Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2016		2015		2014
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Annual service cost	$445	$100	$457	$88	$470	$62
Less: employee contributions	42	—	44	—	53	—
Net service cost	403	100	413	88	417	62
Interest cost	784	130	857	126	938	131
Expected return on plan assets	(630)	—	(656)	—	(789)	—
Amortization of actuarial losses	192	75	232	72	26	33
Amortization of transition obligation	5	—	1	—	1	—
Curtailment and settlement losses	—	—	1	—	—	—
Net periodic benefit cost	$754	$305	$848	$286	$593	$226
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2016, 2015, and 2014. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2017 is $0.6 million.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2016		2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	2.59%	3.77%	3.65%	3.98%
Rate of compensation increase	2.63%	N/A	2.82%	N/A
Expected return on plan assets	4.49%	N/A	4.47%	N/A
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2016 and 2015:

	2016		2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	3.65%	3.98%	3.56%	3.69%
Rate of compensation increase	2.82%	N/A	2.70%	N/A
Expected return on plan assets	4.47%	N/A	4.19%	N/A
Health care trend rate	N/A	4.81%	N/A	7.52%

Note 9 – Pensions and Other Postretirement Benefits (continued)

The health care trend ultimate rate is 4.00% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2016 and 2015.
Plan assets are comprised of:

	December 31, 2016		December 31, 2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Equity securities	55%	—	56%	—
Fixed income securities	36%	—	38%	—
Cash and cash equivalents	9%	—	6%	—
Total	100%	—	100%	—
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

Note 9 – Pensions and Other Postretirement Benefits (continued)

A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (see Note 15 for further description of the levels within the fair value hierarchy (in thousands)):

As of December 31, 2016		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$8,047	$8,047	$—	$—
Fixed income securities	5,203	5,203	—	—
Cash and cash equivalents	1,303	1,303	—	—
	$14,553	$14,553	$—	$—

As of December 31, 2015		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$8,522	$8,522	$—	$—
Fixed income securities	5,670	5,670	—	—
Cash and cash equivalents	930	930	—	—
	$15,122	$15,122	$—	$—
Estimated future benefit payments are as follows (in thousands):

	Pension Plans	OPEB Plans
2017	$547	$273
2018	583	217
2019	558	233
2020	547	277
2021	655	323
2022 - 2026	4,019	1,202
The Company anticipates making contributions to its funded and unfunded pension and postretirement benefit plans of approximately $1.3 million during 2017.
Other Retirement Obligations
The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2016 and 2015, the consolidated balance sheets include $0.8 million and $0.7 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.7 million, $0.6 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated

Note 9 – Pensions and Other Postretirement Benefits (continued)

balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.2 million at December 31, 2016 and $3.1 million at December 31, 2015, and the related liabilities of $4.1 million and $3.8 million at December 31, 2016 and 2015, respectively.
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2016, the Company had reserved 355,235 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder or cancelled by the Company, the underlying shares would be available for future grants under the Plan.
Stock Options
In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.
The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2016		2015		2014
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding:
Beginning of year	18	$18.92	18	$18.92	27	$18.06
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(4)	11.92
Expired	—	—	—	—	(5)	20.58
End of year	18	$18.92	18	$18.92	18	$18.92

Vested and expected to vest	18		18		18

Exercisable:
End of year	18		18		18
The following table summarizes information concerning stock options outstanding and exercisable at December 31, 2016 (number of options in thousands):

Ranges of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
18.92	18	0.16	$18.92	18	$18.92
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2016, 2015, or 2014.
The pre-tax aggregate intrinsic value (the difference between the closing stock price of VPG’s common stock on the last trading day of 2016 of $18.90 per share and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016 is not material, as no options were in-the-money. No options were exercised during the year ended December 31, 2016.

Note 10 – Share-Based Compensation (continued)

Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2016. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On January 19, 2016, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.9 million and were comprised of 86,798 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last 5 trading days immediately preceding January 1, 2016. Twenty-five percent of these awards will vest on January 1, 2019, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2019, subject to the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, each weighted equally, and the executives' continued employment. The awards issued in 2014 and 2015 have similar allocations and vesting criteria.
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
On May 26, 2016, the Board of Directors approved the issuance of an aggregate of 16,178 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.2 million and will vest on May 26, 2017, subject to the directors' continued service on the Board of Directors.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2016		2015		2014
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	278	$15.04	236	$14.89	146	$14.72
Granted	129	11.69	94	15.90	112	15.30
Vested	(30)	13.15	(52)	15.93	(22)	15.84
End of year	377	$14.04	278	$15.04	236	$14.89
The fair value of the RSUs vested during 2016 approximates the grant-date fair value.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2017	18	57	75
January 1, 2018	14	47	61
January 1, 2019	9	75	84

Note 10 – Share-Based Compensation (continued)

Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2016	2015	2014
Stock options	$—	$—	$—
Restricted stock units	37	1,083	1,008
Total	$37	$1,083	$1,008
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met. During 2016, it was determined that certain performance objectives associated with awards granted in 2014, 2015, and 2016 to executives and certain other employees were not likely to be fully met. As a result, share-based compensation of $1.4 million was reversed during the year based on anticipated performance levels. A similar adjustment was made in 2015 and 2014, reducing share-based compensation expense by $0.2 million and $0.1 million, respectively.
The deferred tax benefit on share-based compensation expense was $0.0 million, $0.0 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, the Company had $0.6 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately one years.
Note 11 – Commitments, Contingencies, and Concentrations
Leases
The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.
Total rental expense under operating leases was $3.6 million, $3.9 million, and $4.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Future minimum lease payments for operating leases (excluding related party leases as described in Note 2) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2017	$2,820
2018	2,185
2019	1,518
2020	893
2021	415
Thereafter	65
Litigation
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company is of the opinion that the disposition of these proceedings will not have a material adverse effect on its business or its financial condition, results of operations, and cash flows.
Executive Employment Agreements
The Company has employment agreements with its executive officers which outline base salary, incentive compensation, and equity-based compensation. The employment agreements with the Company's executive officers also provide for incremental compensation in the event of termination without cause or for good reason.
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2016 and 2015, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2016 and 2015, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Asia	27%	26%
United States	17%	10%
Israel	16%	24%
Europe	19%	17%
United Kingdom	12%	13%
Canada	9%	10%
Total	100%	100%

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

Note 12 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2016
Net third-party revenues	$100,942	$60,234	$63,753	$—	$224,929
Intersegment revenues	2,340	1,954	818	(5,112)	—
Gross profit	39,368	15,632	27,809	—	82,809
Segment operating income (loss)	20,391	7,056	10,221	(26,957)	10,711
Acquisition costs	427	—	67	—	494
Restructuring costs	1,137	413	837	279	2,666
Depreciation and amortization expense	4,894	2,924	2,323	1,008	11,149
Capital expenditures	6,516	2,179	1,551	179	10,425
Total assets	99,411	64,934	90,447	15,718	270,510

2015
Net third-party revenues	$104,460	$61,048	$66,670	$—	$232,178
Intersegment revenues	2,400	2,105	760	(5,265)	—
Gross profit	41,640	12,510	30,079	—	84,229
Segment operating income (loss)	24,285	3,459	11,289	(35,674)	3,359
Acquisition costs	—	—	185	—	185
Impairment of goodwill and indefinite-lived intangibles	—	—	4,942	—	4,942
Restructuring costs	613	2,932	517	399	4,461
Depreciation and amortization expense	5,098	3,080	1,956	963	11,097
Capital expenditures	7,585	1,486	467	440	9,978
Total assets	86,709	65,445	99,935	11,658	263,747

2014
Net third-party revenues	$107,758	$68,301	$73,969	$—	$250,028
Intersegment revenues	3,190	1,773	1,039	(6,002)	—
Gross profit	41,991	14,880	33,903	—	90,774
Segment operating income (loss)	23,210	5,374	11,619	(32,710)	7,493
Impairment of goodwill and indefinite-lived intangibles	—	—	5,579	—	5,579
Restructuring costs	153	—	515	—	668
Depreciation and amortization expense	5,192	3,556	2,112	876	11,736
Capital expenditures	6,156	1,801	775	359	9,091
Total assets	87,727	66,574	96,612	36,010	286,923

Note 12 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Unallocated selling, general, and administrative expenses	$(23,797)	$(26,086)	$(26,463)
Acquisition costs	(494)	(185)	—
Impairment of goodwill and indefinite-lived intangibles	—	(4,942)	(5,579)
Restructuring costs	(2,666)	(4,461)	(668)
	$(26,957)	$(35,674)	$(32,710)
The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area, and property and equipment based on physical location (in thousands):

	Years ended December 31,
Net Revenues	2016	2015	2014
United States	$95,919	$92,332	$93,004
United Kingdom	26,845	30,684	36,358
Other Europe	46,401	50,857	57,014
Israel	5,497	3,435	3,661
Asia	34,883	34,893	37,916
Canada	15,384	19,977	22,075
	$224,929	$232,178	$250,028

	December 31,
Property and Equipment - Net	2016	2015
United States	$12,132	$11,989
United Kingdom	4,110	5,092
Other Europe	1,255	1,300
Israel	19,894	20,278
Asia	16,904	16,751
Canada and Other	990	1,221
	$55,285	$56,631

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

Note 13 – Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2016	2015	2014
Numerator:

Numerator for basic earnings per share:
Net (loss) earnings attributable to VPG stockholders	$6,404	$(13,008)	$3,080
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	18	—	6
Numerator for diluted earnings per share:
Net (loss) earnings attributable to VPG stockholders	$6,422	$(13,008)	$3,086
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,187	13,485	13,755
Effect of dilutive securities:
Exchangeable notes	181	—	181
Employee stock options	—	—	1
Restricted stock units	51	—	40
Dilutive potential common shares	232	—	222
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,419	13,485	13,977

Basic (loss) earnings per share attributable to VPG stockholders	$0.49	$(0.96)	$0.22

Diluted (loss) earnings per share attributable to VPG stockholders	$0.48	$(0.96)	$0.22
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2016	2015	2014
Weighted average employee stock options	18	18	18
Weighted average exchangeable notes	—	181	—
Weighted average restricted stock units	—	36	—
Note 14 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Foreign exchange gain (loss)	$449	$(2,146)	$(945)
Interest income	179	225	261
Other	(246)	(161)	(56)
	$382	$(2,082)	$(740)

Note 14 – Additional Financial Statement Information (continued)

Other accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Customer advance payments	$2,468	$3,004
Accrued restructuring	1,333	2,827
Goods received, not yet invoiced	1,618	2,332
Accrued taxes, other than income taxes	1,379	1,468
Accrued commissions	1,460	1,785
Accrued professional fees	2,155	1,874
Other	2,872	3,314
	$13,285	$16,604

Israeli Severance Pay

The Israeli Severance Pay Law, 1963 ("Severance Pay Law"), specifies that employees of our Israeli subsidiary are entitled to severance payment, following the termination of their employment. Under the Severance Pay Law, the severance payment is calculated as one month salary for each year of employment, or a portion thereof.

Part of the subsidiary's liability for severance pay is covered by the provisions of Section 14 of the Severance Pay Law ("Section 14"). Under Section 14 employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, contributed on their behalf to their insurance funds. Payments in accordance with Section 14 release the subsidiary from any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company's balance sheet.

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. At December 31, 2016, a $6.6 million liability associated with Israeli severance requirements is included in other liabilities in the accompanying consolidated balance sheets.

Sale Leaseback

In the fourth quarter of 2016, the Company sold its Karmiel, Israel facility for $3.7 million and entered into a five year lease for a portion of the building.  The Company recorded a $1.7 million gain on the sale of the facility, of which $0.8 million was recognized immediately in earnings, with the remaining $0.9 million ratably recognized in earnings over the five year lease term.

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

Note 15 – Fair Value Measurements (continued)

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2016		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,772	$537	$4,235	$—

As of December 31, 2015		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,676	$739	$3,937	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2016 and December 31, 2015, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at December 31, 2016 and December 31, 2015 is approximately $36.0 million and $31.9 million, respectively, compared to its carrying value of $36.2 million and $33.2 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.
Note 16 – Subsequent Events
Executive RSU grant
On February 9, 2017, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.9 million and were comprised of 53,913 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last 5 trading days immediately preceding January 1, 2017. Twenty-five percent of these awards will vest on January 1, 2020, subject to the executives continued employment. The performance-based portion of the RSUs will also vest on January 1, 2020, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals.

Note 17 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2016 (a)				2015 (a)
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$56,629	$57,996	$54,490	$55,814	$56,608	$59,508	$57,149	$58,913
Gross profit	19,775	21,495	20,265	21,274	20,979	21,035	21,450	20,765
Operating income (loss)	990	1,688	2,639	5,394	2,153	2,335	(1,711)	582
Net earnings (loss)	496	1,849	1,083	2,980	847	1,460	(1,952)	(13,349)
Less: net (loss) earnings attributable to noncontrolling interests	16	(19)	32	(25)	(13)	(16)	(9)	52
Net earnings (loss) attributable to VPG stockholders	480	1,868	1,051	3,005	860	1,476	(1,943)	(13,401)
Per Share Data: (b)
Basic earnings (loss) per share	$0.04	$0.14	$0.08	$0.23	$0.06	$0.11	$(0.15)	$(1.02)
Diluted earnings (loss) per share	$0.04	$0.14	$0.08	$0.22	$0.06	$0.11	$(0.15)	$(1.02)
Certain Items Recorded during the Quarters:
Acquisition purchase accounting adjustments	$296	$195	$46	$49	$—	$26	$—	$146
Acquisition costs	62	352	—	80	—	—	—	185
Strategic alternative evaluation costs	—	—	1,079	265	—	—	—	—
Gain on sale of building	—	—	—	(837)	—	—	—	—
Impairment of goodwill and indefinite-lived intangibles	—	—	—	—	—	—	4,942	—
Restructuring costs	675	1,011	709	271	78	304	459	3,620
Tax effect of reconciling items and discrete tax items	(179)	1,468	27	(597)	16	41	1,081	(12,118)

(a)
The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third, and fourth quarters of 2016 ended on April 2, July 2, October 1, and December 31, respectively. The first, second, third, and fourth quarters of 2015 ended on March 28, June 27, September 26, and December 31, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.