Form 10-Q
period 2017-04-01
Vishay Precision Group, Inc.
filed 2017-05-09
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 1, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2017, the registrant had 12,192,500 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
April 1, 2017

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	April 1, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,251	$58,452
Accounts receivable, net	38,141	34,270
Inventories:
Raw materials	16,489	15,647
Work in process	20,227	21,115
Finished goods	19,307	19,559
Inventories, net	56,023	56,321

Prepaid expenses and other current assets	8,997	6,831
Total current assets	162,412	155,874

Property and equipment, at cost:
Land	3,365	3,344
Buildings and improvements	48,810	48,454
Machinery and equipment	91,063	89,080
Software	7,548	7,441
Construction in progress	2,910	4,340
Accumulated depreciation	(98,389)	(97,374)
Property and equipment, net	55,307	55,285

Goodwill	18,785	18,717

Intangible assets, net	21,259	21,585

Other assets	19,616	19,049
Total assets	$277,379	$270,510

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	April 1, 2017	December 31, 2016
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,754	$8,264
Payroll and related expenses	13,568	11,978
Other accrued expenses	13,350	13,285
Income taxes	1,041	772
Current portion of long-term debt	2,742	2,623
Total current liabilities	40,455	36,922

Long-term debt, less current portion	32,806	33,529
Deferred income taxes	805	735
Other liabilities	13,453	13,054
Accrued pension and other postretirement costs	14,794	14,713
Total liabilities	102,313	98,953

Commitments and contingencies

Equity:
Common stock	1,281	1,278
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	190,353	190,373
Retained earnings	30,726	28,731
Accumulated other comprehensive loss	(38,812)	(40,337)
Total Vishay Precision Group, Inc. stockholders' equity	174,886	171,383
Noncontrolling interests	180	174
Total equity	175,066	171,557
Total liabilities and equity	$277,379	$270,510

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net revenues	$59,787	$56,629
Costs of products sold	37,270	36,854
Gross profit	22,517	19,775

Selling, general, and administrative expenses	18,226	18,048
Acquisition costs	—	62
Restructuring costs	554	675
Operating income	3,737	990

Other income (expense):
Interest expense	(452)	(328)
Other	(321)	425
Other income (expense) - net	(773)	97

Income before taxes	2,964	1,087

Income tax expense	961	591

Net earnings	2,003	496
Less: net earnings attributable to noncontrolling interests	8	16
Net earnings attributable to VPG stockholders	$1,995	$480

Basic earnings per share attributable to VPG stockholders	$0.15	$0.04
Diluted earnings per share attributable to VPG stockholders	$0.15	$0.04

Weighted average shares outstanding - basic	13,210	13,178
Weighted average shares outstanding - diluted	13,438	13,399

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net earnings	$2,003	$496

Other comprehensive income (loss):
Foreign currency translation adjustment	1,489	1,871
Pension and other postretirement actuarial items, net of tax	36	132
Other comprehensive income	1,525	2,003

Total comprehensive income	3,528	2,499

Less: comprehensive income attributable to noncontrolling interests	8	16

Comprehensive income attributable to VPG stockholders	$3,520	$2,483

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Operating activities
Net earnings	$2,003	$496
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,681	2,746
(Gain) loss on disposal of property and equipment	(109)	(15)
Share-based compensation expense	243	356
Inventory write-offs for obsolescence	297	363
Deferred income taxes	(97)	(17)
Other	(359)	(809)
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,362)	915
Inventories, net	284	(866)
Prepaid expenses and other current assets	(2,154)	(795)
Trade accounts payable	1,422	791
Other current liabilities	2,032	(2,429)
Net cash provided by operating activities	2,881	736

Investing activities
Capital expenditures	(1,962)	(2,191)
Proceeds from sale of property and equipment	148	28
Net cash used in investing activities	(1,814)	(2,163)

Financing activities
Principal payments on long-term debt and capital leases	(657)	(531)
Proceeds from revolving facility	7,000	—
Payments on revolving facility	(7,000)	—
Distributions to noncontrolling interests	(2)	(8)
Payments of employee taxes on certain share-based arrangements	(303)	(85)
Net cash used in financing activities	(962)	(624)
Effect of exchange rate changes on cash and cash equivalents	694	790
Increase (decrease) in cash and cash equivalents	799	(1,261)

Cash and cash equivalents at beginning of period	58,452	62,641
Cash and cash equivalents at end of period	$59,251	$61,380

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$1,278	$103	$(8,765)	$190,373	$28,731	$(40,337)	$171,383	$174	$171,557
Net earnings	—	—	—	—	1,995	—	1,995	8	2,003
Other comprehensive income	—	—	—	—	—	1,525	1,525	—	1,525
Share-based compensation expense	—	—	—	243	—	—	243	—	243
Restricted stock issuances (25,144 shares)	3	—	—	(263)	—	—	(260)	—	(260)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Balance at April 1, 2017	$1,281	$103	$(8,765)	$190,353	$30,726	$(38,812)	$174,886	$180	$175,066

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017. The results of operations for the fiscal quarter ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2017 and 2016 end on the following dates:

	2017	2016
Quarter 1	April 1,	April 2,
Quarter 2	July 1,	July 2,
Quarter 3	September 30,	October 1,
Quarter 4	December 31,	December 31,
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

In January 2017, the FASB issued ASU No. 2017‑04, “Simplifying the Test for Goodwill Impairment.” This ASU eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

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

Note 1 – Basis of Presentation (continued)

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to clarify the presentation of certain cash receipts and payments within the statement of cash flows.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09,"Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company prospectively adopted this ASU effective January 1, 2017. For the fiscal quarter ended April 1, 2017, the tax benefit within income tax expense for the tax effect of share-based payment transactions was not material. Prior to adoption, this amount would have been recorded as a reduction of Capital in excess of par value. The Company elected to change its accounting policy to recognize forfeitures as they occur.  As a result of this change, there was no cumulative-effect adjustment to retained earnings.  For the fiscal quarter ended April 1, 2017, the Company excluded excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average commons shares outstanding was not significant.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company prospectively adopted this ASU effective January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated condensed financial statements.
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
The ASU is effective for public entities for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual and interim periods beginning after December 15, 2016. The guidance permits adoption by retrospectively applying the guidance to disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). The Company is in the process of determining the adoption method.
The Company is in the assessment phase, reviewing a representative sample of contracts, discussions with key stakeholders and cataloging potential impacts on the Company's operations, accounting policies, internal control over financial reporting and financial statements. The Company has identified the key changes in the ASU that could potentially impact the Company's revenue recognition related to the allocation of contract revenues between various products and services, the timing of when those revenues are recognized and the deferral of incremental costs to obtain a contract. The Company is continuing to determine the impact of the ASU on the consolidated results of operations, financial position, cash flows and financial statement disclosures.
Note 2 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2016	$18,717	$6,364	$6,311	$6,042
Foreign currency translation adjustment	68	68	—	—
Balance at April 1, 2017	$18,785	$6,432	$6,311	$6,042

Note 3 – Restructuring Costs
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
The Company recorded aggregate restructuring costs of $0.6 million and $0.7 million during the fiscal quarters ended April 1, 2017 and April 2, 2016, respectively. Restructuring costs consist mainly of employee termination costs and facility closure costs, which were incurred in connection with various cost reduction programs.
During the fiscal three months ended April 1, 2017, the Company implemented various cost reduction plans in the U.S., Canada and Asia. During the fiscal three months ended April 2, 2016, the Company implemented various cost reduction plans at locations in Europe and the U.S. During the fiscal three months ended April 1, 2017 and April 2, 2016, the Company recorded $0.4 million and $0.4 million of restructuring costs, respectively, consisting primarily of severance, related to these plans.
On November 16, 2015, the Company announced a global cost reduction program as part of its efforts to improve efficiency and operating performance. The Company recorded $0.2 million of restructuring costs during the three fiscal months ended April 1, 2017 related to this program. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.3 million of restructuring costs were recorded during the three fiscal months ended April 2, 2016 related to this closure.
The following table summarizes the activity related to all restructuring programs. The accrued restructuring liability balance as of April 1, 2017 and December 31, 2016, respectively, is included in other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2016	$1,333
Restructuring costs in 2017	554
Cash payments	(1,207)
Foreign currency translation	—
Balance at April 1, 2017	$680
Note 4 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 1, 2017 was 32.4% compared to 54.4% for the fiscal quarter ended April 2, 2016. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily because of the reduced impact in the current quarter of certain discrete tax items, such as withholding taxes on foreign earnings and the impact of tax rate changes on deferred tax assets. The reduction in tax rate associated with discrete items is partially offset by a tax rate increase due to changes in the geographic mix of pre-tax earnings and changes in the mix of earnings taxed at different rates within a jurisdiction. In addition, the tax rate in the first quarter of 2016 was reduced by a decrease in an uncertain tax position liability that did not recur in the current quarter.
The Company and its subsidiaries are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates a reduction in the liability for unrecognized tax benefits between $0.1 million to $0.3 million within twelve months of the balance sheet date due to cash payments and the potential for the expiration of statutes of limitation in certain jurisdictions.

Note 5 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 1, 2017	December 31, 2016
2015 Credit Agreement - Revolving Facility	$9,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	4,012	4,128
2015 Credit Agreement - U.S. Delayed Draw Term Facility	9,808	10,092
2015 Credit Agreement - Canadian Term Facility	8,555	8,780
Exchangeable Unsecured Notes, due 2102	4,097	4,097
Other debt	503	509
Deferred financing costs	(427)	(454)
Total long-term debt	35,548	36,152
Less: current portion	2,742	2,623
Long-term debt, less current portion	$32,806	$33,529
Note 6 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2017	$(33,192)	$(7,145)	$(40,337)
Other comprehensive income before reclassifications	1,489	—	1,489
Amounts reclassified from accumulated other comprehensive income (loss)	—	36	36
Balance at April 1, 2017	$(31,703)	$(7,109)	$(38,812)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2016	$(28,704)	$(4,417)	$(33,121)
Other comprehensive loss before reclassifications	1,871	—	1,871
Amounts reclassified from accumulated other comprehensive income (loss)	—	132	132
Balance at April 2, 2016	$(26,833)	$(4,285)	$(31,118)
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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended April 1, 2017		Fiscal quarter ended April 2, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$117	$28	$102	$25
Interest cost	163	35	205	32
Expected return on plan assets	(130)	—	(167)	—
Amortization of actuarial losses	111	28	51	19
Net periodic benefit cost	$261	$91	$191	$76

Note 8 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At April 1, 2017, the Company had reserved 277,401 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
On February 9, 2017, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards were comprised of 53,913 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last five trading days immediately preceding January 1, 2017 and have an aggregate grant-date fair value of $0.9 million. Twenty-five percent of these awards will vest on January 1, 2020, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2020, subject to the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, each weighted equally, and the executives' continued employment.
On March 23, 2017, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.4 million and were comprised of 23,921 RSUs. Twenty-five percent of these awards will vest on January 1, 2020 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2020, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, and the employees' continued employment.
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

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Restricted stock units	$243	$356

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

Note 9 – Segment Information (continued)

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

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net third-party revenues:
Foil Technology Products	$27,764	$26,319
Force Sensors	15,468	14,838
Weighing and Control Systems	16,555	15,472
Total	$59,787	$56,629

Gross profit:
Foil Technology Products	$11,499	$11,127
Force Sensors	3,691	2,728
Weighing and Control Systems	7,327	5,920
Total	$22,517	$19,775

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,063	$6,764
Force Sensors	1,381	405
Weighing and Control Systems	3,081	1,192
Unallocated G&A expenses	(6,234)	(6,634)
Acquisition costs	—	(62)
Restructuring costs	(554)	(675)
Consolidated condensed operating income	$3,737	$990

Acquisition costs:
Foil Technology Products	$—	$(50)
Weighing and Control Systems	—	(12)
	$—	$(62)

Restructuring costs:
Foil Technology Products	$(126)	$(498)
Force Sensors	(177)	(3)
Weighing and Control Systems	(248)	(154)
Corporate/Other	(3)	(20)
	$(554)	$(675)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.8 million and $0.4 million during the fiscal quarters ended April 1, 2017 and April 2, 2016. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.4 million and $0.5 million during the fiscal quarters ended April 1, 2017 and April 2, 2016, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million in each of the fiscal quarters ended April 1, 2017 and April 2, 2016.

Note 10 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,995	$480

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	6	4

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$2,001	$484

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,210	13,178

Effect of dilutive securities:
Exchangeable notes	181	181
Restricted stock units	47	40
Dilutive potential common shares	228	221

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,438	13,399

Basic earnings per share attributable to VPG stockholders	$0.15	$0.04

Diluted earnings per share attributable to VPG stockholders	$0.15	$0.04
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Weighted average employee stock options	—	18

Note 11 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Foreign exchange (loss) gain	$(374)	$428
Interest income	38	62
Other	15	(65)
	$(321)	$425

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
April 1, 2017
Assets
Assets held in rabbi trusts	$4,758	$406	$4,352	$—

December 31, 2016
Assets
Assets held in rabbi trusts	$4,772	$537	$4,235	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at April 1, 2017 and December 31, 2016, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at April 1, 2017 and December 31, 2016 is approximately $35.0 million and $36.0 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $35.5 million and $36.2 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
Net revenues for the fiscal quarter ended April 1, 2017 were $59.8 million versus $56.6 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended April 1, 2017 were $2.0 million, or $0.15 per diluted share, versus $0.5 million, or $0.04 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended April 1, 2017 and April 2, 2016 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Gross profit	$22,517	$19,775
Gross profit margin	37.7%	34.9%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	—	296

Adjusted gross profit	$22,517	$20,071
Adjusted gross profit margin	37.7%	35.4%

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net earnings attributable to VPG stockholders	$1,995	$480

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	296
Acquisition costs	—	62
Restructuring costs	554	675

Less reconciling items affecting income tax expense
Tax effect of reconciling items and discrete tax items	42	(179)
Adjusted net earnings attributable to VPG stockholders	$2,507	$1,692

Adjusted net earnings per diluted share	$0.19	$0.13

Weighted average shares outstanding - diluted	13,438	13,399
(a) Acquisition purchase accounting adjustments recorded in connection with the acquisition of Stress-Tek include fair market value adjustments associated with inventory.

Financial Metrics
We utilize several financial measures and metrics to evaluate performance and assess the future direction of our business. These key financial measures and metrics include net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover.
Gross profit margin is computed as gross profit as a percentage of net revenues. Gross profit is generally net revenues less costs of products sold, but could also include certain other period costs. Gross profit margin is a function of net revenues, but also reflects our cost-cutting programs and our ability to contain fixed costs.
End-of-period backlog is one indicator of potential future sales. We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months. If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, backlog is not necessarily indicative of the results expected for future periods.
Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period compared with the amount of product shipped during that period. A book-to-bill ratio that is greater than one indicates that revenues may increase in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of lower demand and may foretell declining sales.
We focus on inventory turnover as a measure of how well we manage our inventory. We define inventory turnover for a financial reporting period as our costs of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period. A higher level of inventory turnover reflects more efficient use of our capital.
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2016 through the first quarter of 2017 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2016	2016	2016	2016	2017
Net revenues	$56,629	$57,996	$54,490	$55,814	$59,787

Gross profit margin	34.9%	37.1%	37.2%	38.1%	37.7%

End-of-period backlog	$52,000	$51,400	$50,300	$56,800	$61,400

Book-to-bill ratio	1.03	0.98	0.98	1.16	1.06

Inventory turnover	2.62	2.52	2.36	2.41	2.64

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2016	2016	2016	2016	2017
Foil Technology Products
Net revenues	$26,319	$25,359	$23,852	$25,412	$27,764
Gross profit margin	42.3%	36.8%	36.2%	40.6%	41.4%
End-of-period backlog	$22,400	$23,800	$23,600	$28,800	$31,100
Book-to-bill ratio	0.98	1.01	0.99	1.26	1.06
Inventory turnover	2.67	2.65	2.57	2.57	2.80

Force Sensors
Net revenues	$14,838	$15,396	$15,231	$14,769	$15,468
Gross profit margin	18.4%	29.0%	31.0%	25.3%	23.9%
End-of-period backlog	$12,500	$11,700	$12,000	$13,000	$14,100
Book-to-bill ratio	1.06	0.97	1.02	1.08	1.06
Inventory turnover	2.15	1.97	1.84	1.93	2.11

Weighing and Control Systems
Net revenues	$15,472	$17,241	$15,407	$15,633	$16,555
Gross profit margin	38.3%	44.7%	44.9%	46.5%	44.3%
End-of-period backlog	$17,100	$15,900	$14,700	$15,000	$16,200
Book-to-bill ratio	1.11	0.94	0.92	1.05	1.06
Inventory turnover	3.50	3.27	2.98	3.08	3.36
Net revenues for the first quarter of 2017 increased 7.1% from the fourth quarter of 2016 and 5.6% from the first quarter of 2016, mainly due to increased volume in all three reporting segments.
Net revenues in the Foil Technology Products reporting segment increased 9.3% from the fourth quarter of 2016 and 5.5% from the first quarter of 2016. Sequentially, the higher net revenue is primarily attributable to increased sales of precision resistors in the test and measurement markets in Asia and Europe. Compared to the first quarter of 2016, net revenues increased due to the acquisition of Pacific, which we acquired in April 2016, and higher revenue related to precision resistors products in the test and measurement market sector in Asia.
Net revenues in the Force Sensors reporting segment increased 4.7% from the fourth quarter of 2016, mainly due to higher volume with OEM customers in the construction end market and 4.3% from the first quarter of 2016, mainly due to higher volume with OEM customers in the precision agriculture and construction end markets, offset by a negative exchnge rate impact.
Net revenues in the Weighing and Control Systems reporting segment increased 5.9% from the fourth quarter of 2016 and 7.0% from the first quarter of 2016. Sequentially, the higher net revenues are primarily related to strength in our on-board weighing business in Europe. Compared to the first quarter of 2016, strong revenues from our steel business in Asia were primarily responsible for the improvement in net revenues. This increase was partially offset by negative exchange rate effects.
The gross profit margin in the first quarter of 2017 decreased 0.4% as compared to the fourth quarter of 2016 and increased 2.8% from the first quarter of 2016.
Sequentially, the higher gross profit margin in the Foil Technology Products segment is primarily due to higher volume, offset by lower gross profit margins in the Force Sensors segment, primarily due to production ramp-up and related manufacturing costs, and lower gross profit margins in the Weighing and Control Systems segment, primarily due to product mix.
Compared to the first quarter of 2016, the higher gross profit margins in the Force Sensors segment and the Weighing and Control Systems segment were partially offset by lower gross profit margin in the Foil Technology Products segments. The higher gross profit margin in the Force Sensors segment was primarily due to higher volume and cost savings measures, including headcount reductions through plant closures and relocations. The higher gross profit margin in the Weighing and Control Systems segment was mainly driven by higher volume and a favorable product mix. The lower gross profit margin in the Foil Technology Products segment was mainly due to a reduction of inventory and negative foreign currency impacts.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2016 we relocated a significant portion of our force sensor manufacturing from leased locations with higher labor cost to the owned facility we constructed in India. We closed a facility in Costa Rica and consolidated its functions to existing operations where significant efficiencies were available. This consolidation of operations is part of our global restructuring and cost reduction program announced in November 2015 and substantially completed in 2016.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Instruments acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Along with our recent success in microelectromechanical systems ("MEMS") technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We have begun to realize the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.
The Company recorded restructuring costs of $0.6 million during the fiscal quarter ended April 1, 2017. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs, and were incurred in connection with various cost reduction programs.
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

For those subsidiaries where the local currency is the functional currency, revenues and expenses are translated at the average exchange rate for the period. While the translation of revenues and expenses into U.S. dollars does not directly impact the consolidated statement of operations, the translation effectively increases or decreases the U.S. dollar equivalent of revenues generated and expenses incurred in those foreign currencies.
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
For the fiscal quarter ended April 1, 2017, exchange rates reduced net revenues by $1.1 million, and costs of products sold and selling, general, and administrative expenses by $0.5 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Costs of products sold	62.3%	65.1%
Gross profit	37.7%	34.9%
Selling, general, and administrative expenses	30.5%	31.9%
Operating income	6.3%	1.7%
Income before taxes	5.0%	1.9%
Net earnings	3.4%	0.9%
Net earnings attributable to VPG stockholders	3.3%	0.8%

Effective tax rate	32.4%	54.4%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net revenues	$59,787	$56,629
Change versus comparable prior year period	$3,158
Percentage change versus prior year period	5.6%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	5.6%
Change in average selling prices	0.1%
Foreign currency effects	(2.1)%
Acquisitions	2.0%
Net change	5.6%
During the fiscal quarter ended April 1, 2017, net revenues increased 5.6% as compared to the comparable prior year period due to volume increases in all three reporting segments and added revenues from the acquisition of Pacific, which was acquired on April 6, 2016.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Gross profit margin	37.7%	34.9%
The gross profit margin for the fiscal quarter ended April 1, 2017 increased 2.8% compared to the comparable prior year period. The Force Sensors segment had an improved gross profit margin, reflecting higher volume and the favorable impact of the cost reduction programs. The Weighing and Control Systems segment also had an improved gross profit margin, primarily due to higher volume and favorable product mix. These improvements were partially offset by a lower gross profit margin in the Foil Technology Products segment, mainly due to a reduction of inventory and negative foreign currency impacts.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net revenues	$27,764	$26,319
Change versus comparable prior year period	$1,445
Percentage change versus prior year period	5.5%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	2.2%
Change in average selling prices	0.1%
Foreign currency effects	(1.1)%
Acquisitions	4.3%
Net change	5.5%
Net revenues increased 5.5% for the fiscal quarter ended April 1, 2017, as compared to the comparable prior year period due to higher volume from precision resistor OEM customers in the Asian test and measurement market sector, and the additional revenues from the acquisition of Pacific. This improvement was partially offset by negative foreign currency impacts relating to the British pound and the Euro.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Gross profit margin	41.4%	42.3%
The gross profit margin decreased for the fiscal quarter ended April 1, 2017, when compared to the comparable prior year period. Higher volume was offset by a reduction of inventory and negative foreign currency impacts.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net revenues	$15,468	$14,838
Change versus comparable prior year period	$630
Percentage change versus prior year period	4.2%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	6.3%
Change in average selling prices	(0.1)%
Foreign currency effects	(2.0)%
Net change	4.2%
Net revenues increased 4.2% for the fiscal quarter ended April 1, 2017, as compared to the comparable prior year period, mainly due to higher volume with OEM customers in the precision agriculture and construction end markets. Higher volume was partially offset by negative foreign currency impacts relating to the British pound and the Euro.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Gross profit margin	23.9%	18.4%
The gross profit margin for the fiscal quarter ended April 1, 2017 increased from the comparable prior year period mainly due to higher volume and cost savings measures, including headcount reductions through plant closures and relocations.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Net revenues	$16,555	$15,472
Change versus comparable prior year period	$1,083
Percentage change versus prior year period	7.0%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	10.6%
Change in average selling prices	0.4%
Foreign currency effects	(4.0)%
Net change	7.0%
Net revenues increased for the fiscal quarter ended April 1, 2017, as compared to the comparable prior year period, mainly driven by improvements in the steel business in Asia. This increase was offset slightly by negative foreign currency impacts, mainly related to the British pound and due to the continued downturn in the Norwegian offshore oil and gas market.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Gross profit margin	44.3%	38.3%

The gross profit margin for the fiscal quarter ended April 1, 2017 increased 6.0% compared to the comparable prior year period, mainly due to higher volume. For the fiscal quarter ended April 2, 2016, Stress-Tek purchase accounting adjustments of $0.3 million were recorded. Excluding the purchase accounting adjustments, the gross margin percentage would have been 40.2%.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016
Total SG&A expenses	$18,226	$18,048

as a percentage of net revenues	30.5%	31.9%
SG&A expenses for the fiscal quarter ended April 1, 2017 were higher compared to the comparable prior year period. Additional SG&A expenses of $0.6 million associated with the operations of Pacific, which was acquired on April 6, 2016, were partially offset by reductions in personnel costs, including headcount reductions from the cost reduction programs.
Acquisition Costs
In connection with the acquisitions of Stress-Tek and Pacific, we recorded acquisition costs of $0.1 million in our consolidated condensed financial statements in the fiscal quarter ended April 2, 2016. No acquisition costs were incurred in the fiscal quarter ended April 1, 2017.
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
The Company recorded aggregate restructuring costs of $0.6 million and $0.7 million during the fiscal quarters ended April 1, 2017 and April 2, 2016, respectively. Restructuring costs consist mainly of employee termination costs and facility closure costs, which were incurred in connection with various cost reduction programs.
During the fiscal three months ended April 1, 2017 the Company implemented various other cost reduction plans in the US, Canada and Asia. During the fiscal three months ended April 2, 2016, the Company implemented various other cost reduction plans at locations in Europe and the U.S. During the fiscal three months ended April 1, 2017 and April 2, 2016, the Company recorded $0.4 million and $0.4 million of restructuring costs, respectively, consisting primarily of severance, related to these plans.
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. The Company exceeded its anticipated annual savings of $6.0 million. The Company recorded $0.2 million of restructuring costs during the three fiscal months ended April 1, 2017 related to this program. Complete implementation of this program is expected to occur by the end of the second quarter of 2017.
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.3 million of restructuring costs were recorded during the three fiscal months ended April 2, 2016 related to this closure.
Other Income (Expense)
Interest expense for the fiscal quarter ended April 1, 2017 was higher than interest expense in the comparable prior year period, mainly due to higher debt associated with funding the acquisition of Pacific, which was completed on April 6, 2016.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	April 1, 2017	April 2, 2016	Change
Foreign exchange (loss) gain	$(374)	$428	$(802)
Interest income	38	62	(24)
Other	15	(65)	80
	$(321)	$425	$(746)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended April 1, 2017, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, the British pound, and the Canadian dollar. A substantial portion of the Canadian dollar currency fluctuation is due to a U.S. dollar denominated term facility maintained by our Canadian subsidiary.
Income Taxes
The effective tax rate for the fiscal quarter ended April 1, 2017 was 32.4% compared to 54.4% for the fiscal quarter ended April 2, 2016. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily because of the reduced impact in the current quarter of certain discrete tax items, such as withholding taxes on foreign earnings and the impact of tax rate changes on deferred tax assets. The reduction in tax rate associated with discrete items is partially offset by a tax rate increase due to changes in the geographic mix of pre-tax earnings and changes in the mix of earnings taxed at different rates within a jurisdiction. In addition, the tax rate in the first quarter of 2016 was reduced by a decrease in an uncertain tax position liability that did not recur in the current quarter.
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
According to our credit agreement, borrowings under all facilities bear interest at either, upon our option, (1) a base rate which is the greater of the agent’s prime rate, the Federal Funds rate, or a LIBOR floor, plus a margin of 0.25% or (2) LIBOR plus, depending upon our leverage ratio, an interest rate margin ranging from 2.00% to 3.00%. We are also required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the secured revolving facility, which is determined based on our leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.

The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at April 1, 2017. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
We have outstanding exchangeable unsecured notes with a principal amount of approximately $4.1 million, which are exchangeable for an aggregate of 181,537 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.5 million at April 1, 2017 and December 31, 2016.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the three fiscal months ended April 1, 2017, cash provided by operating activities was $2.9 million. This is net of $1.2 million of restructuring payments made during the three month period. Cash provided by operating activities for the three fiscal months ended April 2, 2016 was $0.7 million.
As of April 1, 2017, our free cash was $1.1 million. We refer to the amount of cash provided by operating activities ($2.9 million) in excess of our capital expenditures ($2.0 million) and net of proceeds from the sale of assets ($0.2 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards.
The following table summarizes the components of net cash (debt) at April 1, 2017 and December 31, 2016 (in thousands):

	April 1, 2017	December 31, 2016
Cash and cash equivalents	$59,251	$58,452

Third-party debt, including current and long-term:
Term loans	22,375	23,000
Revolving debt	9,000	9,000
Third-party debt held by Japanese subsidiary	503	509
Exchangeable notes, due 2102	4,097	4,097
Deferred financing costs	(427)	(454)
Total third-party debt	35,548	36,152
Net cash	$23,703	$22,300
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
Approximately 93% and 83% of our cash and cash equivalents balance at April 1, 2017 and December 31, 2016, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we could be subject to additional U.S. income taxes, state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at April 1, 2017 and December 31, 2016:

	April 1, 2017	December 31, 2016
Israel	20%	16%
Asia	27%	27%
Europe	20%	19%
United States	7%	17%
United Kingdom	16%	12%
Canada	10%	9%
	100%	100%
Our financial condition as of April 1, 2017 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 4.2 to 1.0 at December 31, 2016.
Cash paid for property and equipment for the three fiscal months ended April 1, 2017 was $2.0 million compared to $2.2 million in the comparable prior year period. Capital expenditures for the three fiscal months ended April 1, 2017 are comprised of projects related to the normal maintenance of business and expansion related to the production of a certain product line.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in completing acquisitions and integrating acquired companies (including the acquisitions of Stress-Tek and Pacific Instruments); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended April 1, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Not applicable.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we do not currently consider significant, may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1†	Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and William M. Clancy.
10.2†	Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and Roland Desilets.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 1, 2017, furnished in XBRL (eXtensible Business Reporting Language).
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

Date: May 9, 2017