Form 10-Q
period 2017-07-01
Vishay Precision Group, Inc.
filed 2017-08-08
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 1, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 8, 2017, the registrant had 12,266,407 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
July 1, 2017

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	July 1, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,158	$58,452
Accounts receivable, net	42,376	34,270
Inventories:
Raw materials	16,046	15,647
Work in process	20,640	21,115
Finished goods	20,223	19,559
Inventories, net	56,909	56,321

Prepaid expenses and other current assets	8,261	6,831
Total current assets	170,704	155,874

Property and equipment, at cost:
Land	3,399	3,344
Buildings and improvements	49,958	48,454
Machinery and equipment	91,487	89,080
Software	7,646	7,441
Construction in progress	2,353	4,340
Accumulated depreciation	(100,421)	(97,374)
Property and equipment, net	54,422	55,285

Goodwill	18,934	18,717

Intangible assets, net	21,046	21,585

Other assets	19,949	19,049
Total assets	$285,055	$270,510

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	July 1, 2017	December 31, 2016
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,447	$8,264
Payroll and related expenses	13,296	11,978
Other accrued expenses	14,335	13,285
Income taxes	2,306	772
Current portion of long-term debt	2,853	2,623
Total current liabilities	42,237	36,922

Long-term debt, less current portion	30,763	33,529
Deferred income taxes	813	735
Other liabilities	13,776	13,054
Accrued pension and other postretirement costs	14,999	14,713
Total liabilities	102,588	98,953

Commitments and contingencies

Equity:
Common stock	1,288	1,278
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	191,897	190,373
Retained earnings	34,345	28,731
Accumulated other comprehensive loss	(36,534)	(40,337)
Total Vishay Precision Group, Inc. stockholders' equity	182,334	171,383
Noncontrolling interests	133	174
Total equity	182,467	171,557
Total liabilities and equity	$285,055	$270,510

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	July 1, 2017	July 2, 2016
Net revenues	$62,319	$57,996
Costs of products sold	37,560	36,501
Gross profit	24,759	21,495

Selling, general, and administrative expenses	18,800	18,444
Acquisition costs	—	352
Restructuring costs	315	1,011
Operating income	5,644	1,688

Other income (expense):
Interest expense	(468)	(371)
Other	(362)	(30)
Other income (expense) - net	(830)	(401)

Income before taxes	4,814	1,287

Income tax expense (benefit)	1,198	(562)

Net earnings	3,616	1,849
Less: net loss attributable to noncontrolling interests	(3)	(19)
Net earnings attributable to VPG stockholders	$3,619	$1,868

Basic earnings per share attributable to VPG stockholders	$0.27	$0.14
Diluted earnings per share attributable to VPG stockholders	$0.27	$0.14

Weighted average shares outstanding - basic	13,257	13,184
Weighted average shares outstanding - diluted	13,446	13,405

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 1, 2017	July 2, 2016
Net revenues	$122,106	$114,625
Costs of products sold	74,830	73,355
Gross profit	47,276	41,270

Selling, general, and administrative expenses	37,026	36,492
Acquisition costs	—	414
Restructuring costs	869	1,686
Operating income	9,381	2,678
Other income (expense):
Interest expense	(920)	(699)
Other	(683)	395
Other income (expense) - net	(1,603)	(304)

Income before taxes	7,778	2,374

Income tax expense	2,159	29

Net earnings	5,619	2,345
Less: net earnings (loss) attributable to noncontrolling interests	5	(3)
Net earnings attributable to VPG stockholders	$5,614	$2,348

Basic earnings per share attributable to VPG stockholders	$0.42	$0.18

Diluted earnings per share attributable to VPG stockholders	$0.42	$0.18

Weighted average shares outstanding - basic	13,233	13,181

Weighted average shares outstanding - diluted	13,442	13,402

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	July 1, 2017	July 2, 2016
Net earnings	$3,616	$1,849

Other comprehensive income (loss):
Foreign currency translation adjustment	2,345	(1,208)
Pension and other postretirement actuarial items, net of tax	(67)	241
Other comprehensive income (loss)	2,278	(967)

Total comprehensive income	5,894	882

Less: comprehensive loss attributable to noncontrolling interests	(3)	(19)

Comprehensive income attributable to VPG stockholders	$5,897	$901

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2017	July 2, 2016
Net earnings	$5,619	$2,345

Other comprehensive income (loss):
Foreign currency translation adjustment	3,834	663
Pension and other postretirement actuarial items, net of tax	(31)	373
Other comprehensive income	3,803	1,036

Comprehensive income	9,422	3,381

Less: comprehensive income (loss) attributable to noncontrolling interests	5	(3)

Comprehensive income attributable to VPG stockholders	$9,417	$3,384

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2017	July 2, 2016
Operating activities
Net earnings	$5,619	$2,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,318	5,640
Gain on disposal of property and equipment	(141)	(31)
Share-based compensation expense	492	547
Inventory write-offs for obsolescence	982	865
Deferred income taxes	(104)	(1,540)
Other	(445)	(804)
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,928)	991
Inventories, net	(761)	(1,681)
Prepaid expenses and other current assets	(1,397)	(879)
Trade accounts payable	1,020	91
Other current liabilities	3,676	(5,271)
Net cash provided by operating activities	7,331	273

Investing activities
Capital expenditures	(3,146)	(4,434)
Proceeds from sale of property and equipment	326	250
Purchase of business	—	(10,727)
Net cash used in investing activities	(2,820)	(14,911)

Financing activities
Principal payments on long-term debt and capital leases	(1,314)	(1,064)
Proceeds from revolving facility	16,000	11,000
Payments on revolving facility	(16,000)	(6,000)
Distributions to noncontrolling interests	(46)	(8)
Payments of employee taxes on certain share-based arrangements	(303)	(85)
Net cash used in financing activities	(1,663)	3,843
Effect of exchange rate changes on cash and cash equivalents	1,858	377
Increase (decrease) in cash and cash equivalents	4,706	(10,418)

Cash and cash equivalents at beginning of period	58,452	62,641
Cash and cash equivalents at end of period	$63,158	$52,223

Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$(1,303)	$—

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$1,278	$103	$(8,765)	$190,373	$28,731	$(40,337)	$171,383	$174	$171,557
Net earnings	—	—	—	—	5,614	—	5,614	5	5,619
Other comprehensive income	—	—	—	—	—	3,803	3,803	—	3,803
Share-based compensation expense	—	—	—	492	—	—	492	—	492
Restricted stock issuances (41,322 shares)	4	—	—	(265)	—	—	(261)	—	(261)
Common stock issuance from conversion of exchangeable notes (57,729 shares)	6	—	—	1,297	—	—	1,303	—	1,303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Balance at July 1, 2017	$1,288	$103	$(8,765)	$191,897	$34,345	$(36,534)	$182,334	$133	$182,467

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017. The results of operations for the fiscal quarter ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2017 and 2016 end on the following dates:

	2017	2016
Quarter 1	April 1,	April 2,
Quarter 2	July 1,	July 2,
Quarter 3	September 30,	October 1,
Quarter 4	December 31,	December 31,
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Scope of Modification Accounting”. This ASU clarifies which changes to the terms or conditions of a share-based payment award will require modification accounting. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

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

Note 1 – Basis of Presentation (continued)

In January 2017, FASB issued ASU No. 2017‑01, “Clarifying the Definition of a Business.” This ASU provides a more robust framework to determine when a set of assets and activities constitutes a business.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and will be applied prospectively to any transactions occurring within the period of adoption and early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09,"Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company prospectively adopted this ASU effective January 1, 2017. For the fiscal quarter and six fiscal months ended July 1, 2017, the tax benefit within income tax expense for the tax effect of share-based payment transactions was not material. Prior to adoption, this amount would have been recorded as a component of Capital in excess of par value. The Company elected to change its accounting policy to recognize forfeitures as they occur.  As a result of this change, there was no cumulative-effect adjustment to retained earnings.  For the fiscal quarter and six fiscal months ended July 1, 2017, the Company excluded excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average commons shares outstanding was not significant.

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
The Company is in the assessment phase, reviewing a representative sample of contracts, discussions with key stakeholders and cataloging potential impacts on the Company's operations, accounting policies, internal control over financial reporting and financial statements. We have not yet finalized our evaluation of how the new standard impacts our revenue  recognition associated with contracts, which may result in changes to the allocation of contract revenues between various products and services, and the timing of when those revenues are recognized. The Company is continuing to determine the impact of the ASU on the consolidated results of operations, financial position, cash flows and financial statement disclosures.

Note 2 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2016	$18,717	$6,364	$6,311	$6,042
Foreign currency translation adjustment	217	217	—	—
Balance at July 1, 2017	$18,934	$6,581	$6,311	$6,042

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
The Company recorded aggregate restructuring costs of $0.3 million and $1.0 million during the fiscal quarters ended July 1, 2017 and July 2, 2016, respectively, and $0.9 million and $1.7 million during the six fiscal months ended July 1, 2017 and July 2, 2016, respectively.
Restructuring costs consist mainly of employee termination costs and facility closure costs, which were incurred in connection with various cost reduction programs. The restructuring expenses recorded for the six fiscal months ended July 1, 2017, represent additional costs related to the previously announced cost reduction programs. During the six fiscal months ended July 2, 2016, the Company recorded $1.0 million related to cost reduction plans initiated at locations in Europe, the U.S., and Canada. $0.4 million related to the closure of our Costa Rica facility, and $0.3 million related to the November 2015 global cost reduction plan.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of July 1, 2017 and December 31, 2016, respectively, is included in other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2016	$1,333
Restructuring costs in 2017	869
Cash payments	(1,704)
Foreign currency translation	1
Balance at July 1, 2017	$499
Note 4 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended July 1, 2017 was 24.9% compared to -43.7% for the fiscal quarter ended July 2, 2016. The effective tax rate for the six fiscal months ended July 1, 2017 was 27.8% compared to 1.2% for the six fiscal months ended July 2, 2016. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily because of a tax benefit recorded last year related to a valuation allowance release of $1.6 million in connection with the acquisition of Pacific. This prior year benefit was partially offset by withholding taxes on the distribution of earnings from certain foreign subsidiaries that did not occur in the current quarter. The current period tax rate is also higher than last year because of changes in the geographic mix of pre-tax earnings and changes in the mix of earnings taxed at different rates within a jurisdiction. This tax rate increase is partially offset in the current quarter by a foreign currency tax benefit at a foreign subsidiary that uses the U.S. dollar as its functional currency. The current year six fiscal month tax rate is higher than the prior year six fiscal month tax rate for the same reasons.

Note 4 – Income Taxes (continued)

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
Note 5 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 1, 2017	December 31, 2016
2015 Credit Agreement - Revolving Facility	$9,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	3,896	4,128
2015 Credit Agreement - U.S. Delayed Draw Term Facility	9,524	10,092
2015 Credit Agreement - Canadian Term Facility	8,330	8,780
Exchangeable Unsecured Notes, due 2102	2,794	4,097
Other debt	465	509
Deferred financing costs	(393)	(454)
Total long-term debt	33,616	36,152
Less: current portion	2,853	2,623
Long-term debt, less current portion	$30,763	$33,529

Exchangeable Unsecured Notes, due 2102
Effective May 12, 2017, a holder of the Company's exchangeable notes exercised its option to exchange approximately $1.3 million principal amount of the notes for 57,729 shares of VPG common stock at a contractual put/call rate of $22.57. Following this transaction, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $2.8 million, which are exchangeable for an aggregate of 123,808 shares of VPG common stock.
Note 6 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2017	$(33,192)	$(7,145)	$(40,337)
Other comprehensive income before reclassifications	3,834	—	3,834
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31)	(31)
Balance at July 1, 2017	$(29,358)	$(7,176)	$(36,534)

Note 6 – Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2016	$(28,704)	$(4,417)	$(33,121)
Other comprehensive loss before reclassifications	663	—	663
Amounts reclassified from accumulated other comprehensive income (loss)	—	373	373
Balance at July 2, 2016	$(28,041)	$(4,044)	$(32,085)
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
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and other postretirement benefit plans (in thousands):

	Fiscal quarter ended July 1, 2017		Fiscal quarter ended July 2, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$119	$28	$104	$25
Interest cost	165	35	205	33
Expected return on plan assets	(132)	—	(166)	—
Amortization of actuarial losses	113	28	52	19
Net periodic benefit cost	$265	$91	$195	$77

	Six fiscal months ended July 1, 2017		Six fiscal months ended July 2, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$236	$56	$206	$50
Interest cost	328	70	410	65
Expected return on plan assets	(262)	—	(333)	—
Amortization of actuarial losses	224	56	103	38
Net periodic benefit cost	$526	$182	$386	$153

Note 8 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At July 1, 2017, the Company had reserved 261,906 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
On February 9, 2017, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards were comprised of 53,913 RSUs, as determined using the average of the closing stock prices of the Company's common stock for the last five trading days immediately preceding January 1, 2017 and have an aggregate grant-date fair value of $0.9 million. Twenty-five percent of these awards will vest on January 1, 2020, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2020, subject to the satisfaction

Note 8 – Share-Based Compensation (continued)

of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, each weighted equally, and the executives' continued employment.
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

On May 25, 2017, the Board of Directors approved the issuance of an aggregate of 15,495 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on May 25, 2018, subject to the directors' continued service on the Board of Directors.
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

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Restricted stock units	$248	$191	$492	$547

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

Note 9 – Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net third-party revenues:
Foil Technology Products	$29,306	$25,359	$57,070	$51,678
Force Sensors	15,656	15,396	31,124	30,234
Weighing and Control Systems	17,357	17,241	33,912	32,713
Total	$62,319	$57,996	$122,106	$114,625

Gross profit:
Foil Technology Products	$12,275	$9,326	$23,774	$20,453
Force Sensors	4,527	4,460	8,218	7,187
Weighing and Control Systems	7,957	7,709	15,284	13,630
Total	$24,759	$21,495	$47,276	$41,270

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,854	$4,181	$12,917	$10,945
Force Sensors	2,297	2,212	3,678	2,616
Weighing and Control Systems	3,617	2,925	6,699	4,117
Unallocated G&A expenses	(6,809)	(6,267)	(13,044)	(12,900)
Acquisition costs	—	(352)	—	(414)
Restructuring costs	(315)	(1,011)	(869)	(1,686)
Consolidated condensed operating income	$5,644	$1,688	$9,381	$2,678

Acquisition costs:
Foil Technology Products	$—	$(341)	$—	$(391)
Weighing and Control Systems	—	(11)	—	(23)
	$—	$(352)	$—	$(414)

Restructuring costs:
Foil Technology Products	$(12)	$(221)	$(138)	$(718)
Force Sensors	(85)	(297)	(262)	(301)
Weighing and Control Systems	(39)	(379)	(287)	(532)
Corporate/Other	(179)	(114)	(182)	(135)
	$(315)	$(1,011)	$(869)	$(1,686)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.6 million and $0.6 million during the fiscal quarters ended July 1, 2017 and July 2, 2016, respectively and $1.4 million and $1.0 million during the six fiscal months ended July 1, 2017 and July 2, 2016, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.4 million and $0.6 million during the fiscal quarters ended July 1, 2017 and July 2, 2016, respectively, and $0.8 million and $1.0 million during the six fiscal months ended July 1, 2017 and July 2, 2016, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.2 million and $0.3 million, during the fiscal quarters ended, July 1, 2017 and July 2, 2016 and $0.3 million and $0.5 million during the six fiscal months ended July 1, 2017 and July 2, 2016, respectively.

Note 10 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$3,619	$1,868	$5,614	$2,348

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	5	4	12	8

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$3,624	$1,872	$5,626	$2,356

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,257	13,184	13,233	13,181

Effect of dilutive securities:
Exchangeable notes	149	181	165	181
Restricted stock units	40	40	44	40
Dilutive potential common shares	189	221	209	221

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,446	13,405	13,442	13,402

Basic earnings per share attributable to VPG stockholders	$0.27	$0.14	$0.42	$0.18

Diluted earnings per share attributable to VPG stockholders	$0.27	$0.14	$0.42	$0.18
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Weighted average employee stock options	—	18	—	18

Note 11 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign exchange (loss) gain	$(258)	$67	$(632)	$495
Interest income	18	41	56	103
Other	(122)	(138)	(107)	(203)
	$(362)	$(30)	$(683)	$395

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
July 1, 2017
Assets
Assets held in rabbi trusts	$4,834	$392	$4,442	$—

December 31, 2016
Assets
Assets held in rabbi trusts	$4,772	$537	$4,235	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at July 1, 2017 and December 31, 2016, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at July 1, 2017 and December 31, 2016 is approximately $33.5 million and $36.0 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $33.6 million and $36.2 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
Net revenues for the fiscal quarter ended July 1, 2017 were $62.3 million versus $58.0 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended July 1, 2017 were $3.6 million, or $0.27 per diluted share, versus $1.9 million, or $0.14 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended July 1, 2017 were $122.1 million versus $114.6 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended July 1, 2017 were $5.6 million, or $0.42 per diluted share versus $2.3 million, or $0.18 per diluted share, for the comparable prior yeat period.
The results of operations for the fiscal quarters ended July 1, 2017 and July 2, 2016 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross profit	$24,759	$21,495	$47,276	$41,270
Gross profit margin	39.7%	37.1%	38.7%	36.0%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	—	195	—	491

Adjusted gross profit	$24,759	$21,690	$47,276	$41,761
Adjusted gross profit margin	39.7%	37.4%	38.7%	36.4%

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Operating income	$5,644	$1,688	$9,381	$2,678
Operating margin	9.1%	2.9%	7.7%	2.3%

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	195	—	491
Acquisition costs	—	352	—	414
Restructuring costs	315	1,011	869	1,686

Adjusted operating income	$5,959	$3,246	$10,250	$5,269
Adjusted operating margin	9.6%	5.6%	8.4%	4.6%

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net earnings attributable to VPG stockholders	$3,619	$1,868	$5,614	$2,348

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	195	—	491
Acquisition costs	—	352	—	414
Restructuring costs	315	1,011	869	1,686

Less reconciling items affecting income tax expense
Tax effect of reconciling items and discrete tax items	13	1,469	56	1,290
Adjusted net earnings attributable to VPG stockholders	$3,921	$1,957	$6,427	$3,649

Adjusted net earnings per diluted share	$0.29	$0.15	$0.48	$0.27

Weighted average shares outstanding - diluted	13,446	13,405	13,442	13,402
(a) Acquisition purchase accounting adjustments recorded in connection with the acquisition of Stress-Tek and Pacific include fair market value adjustments associated with inventory.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2016 through the second quarter of 2017 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2016	2016	2016	2017	2017
Net revenues	$57,996	$54,490	$55,814	$59,787	$62,319

Gross profit margin	37.1%	37.2%	38.1%	37.7%	39.7%

End-of-period backlog	$51,400	$50,300	$56,800	$61,400	$67,500

Book-to-bill ratio	0.98	0.98	1.16	1.06	1.08

Inventory turnover	2.52	2.36	2.41	2.64	2.64

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2016	2016	2016	2017	2017
Foil Technology Products
Net revenues	$25,359	$23,852	$25,412	$27,764	$29,306
Gross profit margin	36.8%	36.2%	40.6%	41.4%	41.9%
End-of-period backlog	$23,800	$23,600	$28,800	$31,100	$34,300
Book-to-bill ratio	1.01	0.99	1.26	1.06	1.09
Inventory turnover	2.65	2.57	2.57	2.80	2.90

Force Sensors
Net revenues	$15,396	$15,231	$14,769	$15,468	$15,656
Gross profit margin	29.0%	31.0%	25.3%	23.9%	28.9%
End-of-period backlog	$11,700	$12,000	$13,000	$14,100	$14,100
Book-to-bill ratio	0.97	1.02	1.08	1.06	0.99
Inventory turnover	1.97	1.84	1.93	2.11	1.97

Weighing and Control Systems
Net revenues	$17,241	$15,407	$15,633	$16,555	$17,357
Gross profit margin	44.7%	44.9%	46.5%	44.3%	45.8%
End-of-period backlog	$15,900	$14,700	$15,000	$16,200	$19,100
Book-to-bill ratio	0.94	0.92	1.05	1.06	1.14
Inventory turnover	3.27	2.98	3.08	3.36	3.52
Net revenues for the second quarter of 2017 increased 4.2% from the first quarter of 2017 and 7.5% from the second quarter of 2016, due to increased volume in all three reporting segments.
Net revenues in the Foil Technology Products reporting segment increased 5.6% from the first quarter of 2017 and 15.6% from the second quarter of 2016. Sequentially, the higher net revenue is primarily attributable to increased sales from Pacific in the avionics, military and space end markets in the United States. Compared to the second quarter of 2016, net revenues increased due to the improved performance of Pacific, which we acquired in April 2016, and higher revenue related to precision resistors products in the test and measurement market sector in Asia.
Net revenues in the Force Sensors reporting segment increased 1.2% from the first quarter of 2017, mainly due to positive exchange rate impacts and 1.7% from the second quarter of 2016, mainly due to higher volume with OEM customers in the precision agriculture end market, offset by a negative exchange rate impact.
Net revenues in the Weighing and Control Systems reporting segment increased 4.8% from the first quarter of 2017 and 0.7% from the second quarter of 2016. Sequentially, the higher net revenues are primarily related to strength in our steel business in Asia, process weighing in the U.S. offset by a reduction in on-board weighing product lines. Compared to the second quarter of 2016, strong revenues from our steel business in Asia and our process weighing business in Europe were primarily responsible for the improvement in net revenues. This increase was partially offset by negative exchange rate effects.
The gross profit margin in the second quarter of 2017 increased 2.0% as compared to the first quarter of 2017 and 2.6% from the second quarter of 2016.
Sequentially, all of our reporting segments contributed to the higher gross profit margin, aided by volume improvements in both the Foil Technology Products segment and Weighing and Control Systems segment, while the Force Sensors segment improvement was mainly due to an increase in inventory.
Compared to the second quarter of 2016, the Foil Technology Products segment and the Weighing and Control Systems segment had higher gross profit margins while the Force sensors segments gross profit margin remained flat. The higher gross profit margin in the Foil Technology Products segment was primarily due to higher volume and manufacturing efficiencies. Excluding the purchase accounting adjustments in 2016, the gross profit margin in the Weighing and Control Systems segment was flat.

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
We also seek to achieve significant production cost savings through the transfer and expansion of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2016 we relocated a significant portion of our force sensor manufacturing from leased locations with higher labor cost to the owned facility we built in India. We closed a facility in Costa Rica and consolidated its functions with existing operations where significant efficiencies were available. This consolidation of operations is part of our global restructuring and cost reduction program announced in November 2015 and substantially completed in 2016.
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

The Company recorded restructuring costs of $0.3 million and $0.9 million during the fiscal quarter and six fiscal months ended July 1, 2017, respectively. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs, and were incurred in connection with various cost reduction programs.
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
For the fiscal quarter ended July 1, 2017, exchange rates reduced net revenues by $1.3 million, and costs of products sold and selling, general, and administrative expenses by $0.6 million, when compared to the comparable prior year period. For the fiscal six months ended July 1, 2017, exchange rates reduced net revenues by $2.4 million, and costs of products sold and selling, general, and administrative expenses by $1.1 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Costs of products sold	60.3%	62.9%	61.3%	64.0%
Gross profit	39.7%	37.1%	38.7%	36.0%
Selling, general, and administrative expenses	30.2%	31.8%	30.3%	31.8%
Operating income	9.1%	2.9%	7.7%	2.3%
Income before taxes	7.7%	2.2%	6.4%	2.1%
Net earnings	5.8%	3.2%	4.6%	2.0%
Net earnings attributable to VPG stockholders	5.8%	3.2%	4.6%	2.0%

Effective tax rate	24.9%	(43.7)%	27.8%	1.2%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$62,319	$57,996	$122,106	$114,625
Change versus comparable prior year period	$4,323		$7,481
Percentage change versus prior year period	7.5%		6.5%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	10.5%	8.0%
Change in average selling prices	(0.5)%	(0.2)%
Foreign currency effects	(2.5)%	(2.3)%
Acquisitions	—	1.0%
Net change	7.5%	6.5%
During the fiscal quarter ended July 1, 2017, net revenues increased 7.5% as compared to the comparable prior year period due to volume increases in all three reporting segments. During the fiscal six months ended July 1, 2017, net revenues increased 6.5% as compared to the comparable prior year period. Volume increases from all reporting segments and added revenues from the acquisition of Pacific, which was acquired on April 6, 2016, contributed to this improvement.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross profit margin	39.7%	37.1%	38.7%	36.0%
The gross profit margin for the fiscal quarter ended July 1, 2017 increased 2.6% compared to the comparable prior year period. The Foil Technology Products segment had an improved gross margin mainly due to higher volume and manufacturing efficiencies.

The Force Sensors segment gross profit margin was flat compared to the prior year period, while the Weighing and Control Systems segment had an improved gross profit margin, primarily due to higher volume.
The gross profit margin for the six fiscal months ended July 1, 2017 increased 2.7% compared to the comparable prior year period, with volume improvements in all reporting segments.
Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$29,306	$25,359	$57,070	$51,678
Change versus comparable prior year period	$3,947		$5,392
Percentage change versus prior year period	15.6%		10.4%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	17.5%	9.7%
Change in average selling prices	(0.3)%	(0.1)%
Foreign currency effects	(1.6)%	(1.4)%
Acquisitions	—	2.2%
Net change	15.6%	10.4%
Net revenues increased 15.6% for the fiscal quarter ended July 1, 2017, as compared to the comparable prior year period due to higher volume from precision resistor OEM customers in the Asian test and measurement market sector and increased sales from Pacific in the avionics, military and space end markets in the United States. This improvement was slightly offset by negative foreign currency impacts relating to the British pound, the Euro and the Japanese yen.
Net revenues increased 10.4% for the six fiscal months ended July 1, 2017, as compared to the comparable prior year period due to higher volume from precision resistor OEM customers in the Asian test and measurement market sector, and additional revenues from the acquisition of Pacific. This improvement was slightly offset by negative foreign currency impacts relating to the British pound and the Euro.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross profit margin	41.9%	36.8%	41.7%	39.6%
The gross profit margin increased for the fiscal quarter ended July 1, 2017, when compared to the comparable prior year period. Higher volume and labor efficiencies were partially offset by negative foreign currency impacts. The gross profit margin increased for the six fiscal months ended July 1, 2017, when compared to the comparable prior year period. Higher volume and labor efficiencies were partially offset by negative foreign currency impacts and higher fixed manufacturing costs.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$15,656	$15,396	$31,124	$30,234
Change versus comparable prior year period	$260		$890
Percentage change versus prior year period	1.7%		2.9%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	4.7%	5.5%
Change in average selling prices	(1.6)%	(0.9)%
Foreign currency effects	(1.4)%	(1.7)%
Net change	1.7%	2.9%
Net revenues increased 1.7% for the fiscal quarter ended July 1, 2017, as compared to the comparable prior year period, mainly due to higher volume with OEM customers in the precision agriculture end market. Higher volume was partially offset by negative foreign currency impacts relating to the British pound and the Euro.
Net revenues increased 2.9% for the six fiscal months ended July 1, 2017, as compared to the comparable prior year period, mainly due to higher volume, partially offset by negative foreign currency impacts relating to the British pound and the Euro.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross profit margin	28.9%	29.0%	26.4%	23.8%
The gross profit margin for the fiscal quarter ended July 1, 2017 was flat compared to the comparable prior year period. The gross profit margin for the six fiscal months ended July 1, 2017 increased from the comparable prior year period mainly due to higher volume and cost savings measures, including headcount reductions through plant closures and relocations.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net revenues	$17,357	$17,241	$33,912	$32,713
Change versus comparable prior year period	$116		$1,199
Percentage change versus prior year period	0.7%		3.7%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	5.2%	7.8%
Change in average selling prices	0.4%	0.4%
Foreign currency effects	(4.9)%	(4.5)%
Net change	0.7%	3.7%

Net revenues increased slightly for the fiscal quarter ended July 1, 2017, as compared to the comparable prior year period. Improvements in the steel business in Asia and process weighing business in Europe were almost entirely offset by negative foreign currency impacts, mainly related to the British pound, the Swedish krone and the Canadian dollar.
Net revenues increased for the six fiscal months ended July 1, 2017, as compared to the comparable prior year period due mainly to improvements in the steel business in Asia. This increase was partially offset by negative foreign currency impacts, mainly related to the British pound and the Swedish krone.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gross profit margin	45.8%	44.7%	45.1%	41.7%
The gross profit margin for the fiscal quarter ended July 1, 2017 increased 1.1% compared to the comparable prior year period, mainly due to higher volume in the steel business. Excluding the purchase accounting adjustment of $0.2 million in 2016, the gross profit margin was flat. The gross profit margin for the six fiscal months ended July 1, 2017 increased 3.4% compared to the comparable prior year period primarily due to higher volume from our steel business.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Total SG&A expenses	$18,800	$18,444	$37,026	$36,492

as a percentage of net revenues	30.2%	31.8%	30.3%	31.8%
SG&A expenses for the fiscal quarter ended July 1, 2017 were higher compared to the comparable prior year period mainly due to higher professional fees, travel and commissions. SG&A expenses for the six fiscal months ended July 1, 2017 were higher compared to the comparable prior year period. Additional SG&A expenses of $0.6 million associated with the operations of Pacific, which was acquired on April 6, 2016, were partially offset by reductions in personnel costs, including headcount reductions from the cost reduction programs.
Acquisition Costs
In connection with the acquisitions of Stress-Tek and Pacific, we recorded acquisition costs of $0.4 million in our consolidated condensed financial statements in the fiscal quarter and six fiscal months ended July 2, 2016. No acquisition costs were incurred in the fiscal quarter or six fiscal months ended July 1, 2017.
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
Restructuring costs consist mainly of employee termination costs and facility closure costs, which were incurred in connection with various cost reduction programs. The restructuring expenses of $0.3 million and $0.9 million recorded for the fiscal quarter and six fiscal months ended July 1, 2017, respectively, represent additional costs related to the previously announced cost reduction programs. During the six fiscal months ended July 2, 2016, the Company recorded $1.0 million related to cost reduction plans initiated at locations in Europe, the U.S., and Canada. $0.4 million related to the closure of our Costa Rica facility, and $0.3 million related to the November 2015 global cost reduction plan.

Other Income (Expense)
Interest expense for the fiscal quarter and six fiscal months ended July 1, 2017 was higher than interest expense in the comparable prior year periods, mainly due to higher debt associated with funding the acquisition of Pacific, which was completed on April 6, 2016.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	July 1, 2017	July 2, 2016	Change
Foreign exchange (loss) gain	$(258)	$67	$(325)
Interest income	18	41	(23)
Other	(122)	(138)	16
	$(362)	$(30)	$(332)

	Six fiscal months ended
	July 1, 2017	July 2, 2016	Change
Foreign exchange (loss) gain	$(632)	$495	$(1,127)
Interest income	56	103	(47)
Other	(107)	(203)	96
	$(683)	$395	$(1,078)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended July 1, 2017, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel and the British pound. For the six fiscal months ended July 1, 2017, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, the British pound, and the Canadian dollar. A substantial portion of the Canadian dollar currency fluctuation is due to a U.S. dollar denominated term facility maintained by our Canadian subsidiary.
Income Taxes
The effective tax rate for the fiscal quarter ended July 1, 2017 was 24.9% compared to -43.7% for the fiscal quarter ended July 2, 2016. The effective tax rate for the six fiscal months ended July 1, 2017 was 27.8% compared to 1.2% for the six fiscal months ended July 2, 2016. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily because of a tax benefit recorded last year related to a valuation allowance release of $1.6 million in connection with the acquisition of Pacific. This prior year benefit was partially offset by withholding taxes on the distribution of earnings from certain foreign subsidiaries that did not occur in the current quarter. The current period tax rate is also higher than last year because of changes in the geographic mix of pre-tax earnings and changes in the mix of earnings taxed at different rates within a jurisdiction. This tax rate increase is partially offset in the current quarter by a foreign currency tax benefit at a foreign subsidiary that uses the U.S. dollar as its functional currency. The current year six fiscal month tax rate is higher than the prior year six fiscal month tax rate for the same reasons.
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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at July 1, 2017. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
During the second quarter of 2017, a holder of the Company's exchangeable notes exercised its option to exchange approximately $1.3 million principal amount of the notes for 57,729 shares of VPG common stock at a contractual put/call rate of $22.57. At July 1, 2017, we have outstanding exchangeable unsecured notes with a principal amount of approximately $2.8 million, which are exchangeable for an aggregate of 123,808 shares of VPG common stock. The maturity date of these notes is December 13, 2102.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.5 million at July 1, 2017 and December 31, 2016.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the six fiscal months ended July 1, 2017, cash provided by operating activities was $7.3 million. This is net of $1.7 million of restructuring payments made during the six month period. Cash provided by operating activities for the six fiscal months ended July 2, 2016 was $0.3 million.
As of July 1, 2017, our free cash was $4.5 million. We refer to the amount of cash provided by operating activities ($7.3 million) in excess of our capital expenditures ($3.1 million) and net of proceeds from the sale of assets ($0.3 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards.
The following table summarizes the components of net cash (debt) at July 1, 2017 and December 31, 2016 (in thousands):

	July 1, 2017	December 31, 2016
Cash and cash equivalents	$63,158	$58,452

Third-party debt, including current and long-term:
Term loans	21,750	23,000
Revolving debt	9,000	9,000
Third-party debt held by Japanese subsidiary	465	509
Exchangeable notes, due 2102	2,794	4,097
Deferred financing costs	(393)	(454)
Total third-party debt	33,616	36,152
Net cash	$29,542	$22,300

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
Approximately 94% and 83% of our cash and cash equivalents balance at July 1, 2017 and December 31, 2016, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we could be subject to additional U.S. income taxes, state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at July 1, 2017 and December 31, 2016:

	July 1, 2017	December 31, 2016
Israel	21%	16%
Asia	28%	27%
Europe	20%	19%
United States	6%	17%
United Kingdom	14%	12%
Canada	11%	9%
	100%	100%
Our financial condition as of July 1, 2017 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 4.2 to 1.0 at December 31, 2016.
Cash paid for property and equipment for the six fiscal months ended July 1, 2017 was $3.1 million compared to $4.4 million in the comparable prior year period. Capital expenditures for the six fiscal months ended July 1, 2017 are comprised of projects related to the normal maintenance of the business.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended July 1, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1†	Amendment to Employment Agreement, dated August 7, 2017, by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 1, 2017, furnished in XBRL (eXtensible Business Reporting Language).
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

Date: August 8, 2017