Form 10-Q
period 2017-09-30
Vishay Precision Group, Inc.
filed 2017-11-08
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2017, the registrant had 12,266,407 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 30, 2017

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,891	$58,452
Accounts receivable, net	43,037	34,270
Inventories:
Raw materials	16,487	15,647
Work in process	22,215	21,115
Finished goods	20,561	19,559
Inventories, net	59,263	56,321

Prepaid expenses and other current assets	9,923	6,831
Total current assets	182,114	155,874

Property and equipment, at cost:
Land	3,428	3,344
Buildings and improvements	49,491	48,454
Machinery and equipment	92,521	89,080
Software	7,787	7,441
Construction in progress	2,338	4,340
Accumulated depreciation	(101,964)	(97,374)
Property and equipment, net	53,601	55,285

Goodwill	19,228	18,717

Intangible assets, net	21,025	21,585

Other assets	19,751	19,049
Total assets	$295,719	$270,510

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,673	$8,264
Payroll and related expenses	14,992	11,978
Other accrued expenses	15,615	13,285
Income taxes	3,193	772
Current portion of long-term debt	2,965	2,623
Total current liabilities	46,438	36,922

Long-term debt, less current portion	30,017	33,529
Deferred income taxes	809	735
Other liabilities	13,793	13,054
Accrued pension and other postretirement costs	15,161	14,713
Total liabilities	106,218	98,953

Commitments and contingencies

Equity:
Common stock	1,288	1,278
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	192,364	190,373
Retained earnings	38,600	28,731
Accumulated other comprehensive loss	(34,278)	(40,337)
Total Vishay Precision Group, Inc. stockholders' equity	189,312	171,383
Noncontrolling interests	189	174
Total equity	189,501	171,557
Total liabilities and equity	$295,719	$270,510

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 30, 2017	October 1, 2016
Net revenues	$62,805	$54,490
Costs of products sold	38,538	34,225
Gross profit	24,267	20,265

Selling, general, and administrative expenses	18,525	16,917
Restructuring costs	423	709
Operating income	5,319	2,639

Other income (expense):
Interest expense	(472)	(377)
Other	1,717	(44)
Other income (expense) - net	1,245	(421)

Income before taxes	6,564	2,218

Income tax expense	2,239	1,135

Net earnings	4,325	1,083
Less: net earnings attributable to noncontrolling interests	70	32
Net earnings attributable to VPG stockholders	$4,255	$1,051

Basic earnings per share attributable to VPG stockholders	$0.32	$0.08
Diluted earnings per share attributable to VPG stockholders	$0.32	$0.08

Weighted average shares outstanding - basic	13,291	13,192
Weighted average shares outstanding - diluted	13,470	13,422

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 30, 2017	October 1, 2016
Net revenues	$184,911	$169,115
Costs of products sold	113,368	107,580
Gross profit	71,543	61,535

Selling, general, and administrative expenses	55,551	53,409
Acquisition costs	—	414
Restructuring costs	1,292	2,395
Operating income	14,700	5,317
Other income (expense):
Interest expense	(1,392)	(1,076)
Other	1,034	351
Other income (expense) - net	(358)	(725)

Income before taxes	14,342	4,592

Income tax expense	4,398	1,164

Net earnings	9,944	3,428
Less: net earnings attributable to noncontrolling interests	75	29
Net earnings attributable to VPG stockholders	$9,869	$3,399

Basic earnings per share attributable to VPG stockholders	$0.74	$0.26

Diluted earnings per share attributable to VPG stockholders	$0.73	$0.25

Weighted average shares outstanding - basic	13,253	13,185

Weighted average shares outstanding - diluted	13,452	13,409

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 30, 2017	October 1, 2016
Net earnings	$4,325	$1,083

Other comprehensive income (loss):
Foreign currency translation adjustment	2,285	(496)
Pension and other postretirement actuarial items, net of tax	(29)	130
Other comprehensive income (loss)	2,256	(366)

Total comprehensive income	6,581	717

Less: comprehensive income attributable to noncontrolling interests	70	32

Comprehensive income attributable to VPG stockholders	$6,511	$685

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 30, 2017	October 1, 2016
Net earnings	$9,944	$3,428

Other comprehensive income (loss):
Foreign currency translation adjustment	6,119	167
Pension and other postretirement actuarial items, net of tax	(60)	503
Other comprehensive income	6,059	670

Comprehensive income	16,003	4,098

Less: comprehensive income attributable to noncontrolling interests	75	29

Comprehensive income attributable to VPG stockholders	$15,928	$4,069

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 30, 2017	October 1, 2016
Operating activities
Net earnings	$9,944	$3,428
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,977	8,416
Gain on disposal of property and equipment	(193)	(24)
Share-based compensation expense	959	465
Inventory write-offs for obsolescence	1,662	1,410
Deferred income taxes	264	(1,537)
Other	(907)	(862)
Net changes in operating assets and liabilities:
Accounts receivable, net	(7,030)	2,139
Inventories, net	(3,280)	(2,891)
Prepaid expenses and other current assets	(2,937)	(1,848)
Trade accounts payable	1,176	453
Other current liabilities	7,166	(2,572)
Net cash provided by operating activities	14,801	6,577

Investing activities
Capital expenditures	(4,366)	(6,266)
Proceeds from sale of property and equipment	442	316
Purchase of business	—	(10,727)
Net cash used in investing activities	(3,924)	(16,677)

Financing activities
Principal payments on long-term debt and capital leases	(1,971)	(1,599)
Proceeds from revolving facility	27,000	17,000
Payments on revolving facility	(27,000)	(12,000)
Distributions to noncontrolling interests	(60)	(12)
Payments of employee taxes on certain share-based arrangements	(303)	(85)
Net cash (used in) provided by financing activities	(2,334)	3,304
Effect of exchange rate changes on cash and cash equivalents	2,896	288
Increase (decrease) in cash and cash equivalents	11,439	(6,508)

Cash and cash equivalents at beginning of period	58,452	62,641
Cash and cash equivalents at end of period	$69,891	$56,133

Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$(1,303)	$—

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$1,278	$103	$(8,765)	$190,373	$28,731	$(40,337)	$171,383	$174	$171,557
Net earnings	—	—	—	—	9,869	—	9,869	75	9,944
Other comprehensive income	—	—	—	—	—	6,059	6,059	—	6,059
Share-based compensation expense	—	—	—	959	—	—	959	—	959
Restricted stock issuances (41,322 shares)	4	—	—	(265)	—	—	(261)	—	(261)
Common stock issuance from conversion of exchangeable notes (57,729 shares)	6	—	—	1,297	—	—	1,303	—	1,303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(60)	(60)
Balance at September 30, 2017	$1,288	$103	$(8,765)	$192,364	$38,600	$(34,278)	$189,312	$189	$189,501

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 16, 2017. The results of operations for the fiscal quarter ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2017 and 2016 end on the following dates:

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The ASU will result in the reclassification of non-service costs components from Cost of products sold and Selling, general and administrative expenses to Other income (expense) - other. For the year ended December 31, 2016, the Company estimates the new standard would have increased Operating income by approximately $0.5 million with an offsetting increase in Other income (expense).

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

In March 2016, the FASB issued ASU No. 2016-09,"Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company prospectively adopted this ASU effective January 1, 2017. For the fiscal quarter and nine fiscal months ended September 30, 2017, the tax benefit within income tax expense for the tax effect of share-based payment transactions was not material. Prior to adoption, this amount would have been recorded as a component of Capital in excess of par value. The Company elected to change its accounting policy to recognize forfeitures as they occur.  As a result of this change, there was no cumulative-effect adjustment to retained earnings.  For the fiscal quarter and nine fiscal months ended September 30, 2017, the Company excluded excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average commons shares outstanding was not significant.

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
The ASU will affect the timing of certain revenue related transactions primarily resulting in earlier recognition of revenue for contracts related to our steel products. The Company expects to adopt the ASU effective January 1, 2018 on a modified retrospective basis through a cumulative adjustment to equity. Upon adoption of the ASU, the Company does not expect the cumulative adjustment to equity to have a material impact to the consolidated financial statements. The estimate is subject to change based on the contracts outstanding as of the effective date of the ASU. The Company will continue to monitor the overall impact the adoption of this ASU will have on the consolidated results of operations, financial position, cash flows and financial statement disclosures to facilitate adoption by January 1, 2018.

Note 2 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2016	$18,717	$6,364	$6,311	$6,042
Foreign currency translation adjustment	511	511	—	—
Balance at September 30, 2017	$19,228	$6,875	$6,311	$6,042

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
The Company recorded aggregate restructuring costs of $0.4 million and $0.7 million during the fiscal quarters ended September 30, 2017 and October 1, 2016, respectively, and $1.3 million and $2.4 million during the nine fiscal months ended September 30, 2017 and October 1, 2016, respectively.
Restructuring costs consist mainly of employee termination costs and facility closure costs, which were incurred in connection with various cost reduction programs. The restructuring expenses recorded for the nine fiscal months ended September 30, 2017, represent additional costs related to the previously announced cost reduction programs. During the nine fiscal months ended October 1, 2016, the Company recorded $1.6 million related to cost reduction plans initiated at locations in Europe, the United States, and Canada, $0.4 million related to the closure of our Costa Rica facility, and $0.4 million related to the November 2015 global cost reduction plan.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of September 30, 2017 and December 31, 2016, respectively, is included in other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2016	$1,333
Restructuring costs in 2017	1,292
Cash payments	(2,070)
Foreign currency translation	1
Balance at September 30, 2017	$556
Note 4 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 30, 2017 was 34.1% compared to 51.2% for the fiscal quarter ended October 1, 2016. The effective tax rate for the nine fiscal months ended September 30, 2017 was 30.7% compared to 25.3% for the nine fiscal months ended October 1, 2016. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily because of higher earnings subject to tax in the current fiscal quarter which reduced the impact of losses on which no tax benefit is provided. The current year nine fiscal month tax rate is higher than the prior year nine fiscal month tax rate primarily because of a tax benefit recorded last year related to the release of a valuation allowance in connection with the acquisition of Pacific. This difference is partially offset by a 2017 foreign currency benefit from a foreign subsidiary with U.S. dollars as its functional currency.
The Company and its subsidiaries are subject to income taxes in the United States. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions

Note 4 – Income Taxes (continued)

are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense. The Company anticipates a reduction in the liability for unrecognized tax benefits between $0.1 million to $0.3 million within twelve months of the balance sheet date due to cash payments and the potential for the expiration of statutes of limitation in certain jurisdictions.
Note 5 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
2015 Credit Agreement - Revolving Facility	$9,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	3,780	4,128
2015 Credit Agreement - U.S. Delayed Draw Term Facility	9,240	10,092
2015 Credit Agreement - Canadian Term Facility	8,105	8,780
Exchangeable Unsecured Notes, due 2102	2,794	4,097
Other debt	432	509
Deferred financing costs	(369)	(454)
Total long-term debt	32,982	36,152
Less: current portion	2,965	2,623
Long-term debt, less current portion	$30,017	$33,529

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
Note 6 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2017	$(33,192)	$(7,145)	$(40,337)
Other comprehensive income before reclassifications	6,119	—	6,119
Amounts reclassified from accumulated other comprehensive income (loss)	—	(60)	(60)
Balance at September 30, 2017	$(27,073)	$(7,205)	$(34,278)

Note 6 – Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2016	$(28,704)	$(4,417)	$(33,121)
Other comprehensive loss before reclassifications	167	—	167
Amounts reclassified from accumulated other comprehensive income (loss)	—	503	503
Balance at October 1, 2016	$(28,537)	$(3,914)	$(32,451)
Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 7).
Note 7 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans.
The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended September 30, 2017		Fiscal quarter ended October 1, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$119	$28	$101	$25
Interest cost	167	35	192	33
Expected return on plan assets	(133)	—	(153)	—
Amortization of actuarial losses	114	28	48	19
Net periodic benefit cost	$267	$91	$188	$77

	Nine fiscal months ended September 30, 2017		Nine fiscal months ended October 1, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$355	$84	$307	$75
Interest cost	495	105	602	97
Expected return on plan assets	(395)	—	(486)	—
Amortization of actuarial losses	338	84	151	57
Net periodic benefit cost	$793	$273	$574	$229

Note 8 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At September 30, 2017, the Company had reserved 256,730 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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
On March 23, 2017, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.4 million and were comprised of 23,921 RSUs. Twenty-five percent of these awards will vest on January 1, 2020 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2020, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, and the employees' continued employment.

On May 25, 2017, the Board of Directors approved the issuance of an aggregate of 15,495 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of the next Annual Stockholders meeting or May 25, 2018, subject to the directors' continued service on the Board of Directors.

On July 26, 2017, the Board of Directors approved the issuance of an aggregate of 5,176 RSUs to newly appointed board members of the Board of Directors. These awards represented a pro-rated portion of the annual equity grant made to non-executive directors pursuant to the Plan. The aggregate grant-date fair value of this award was $0.1 million and will vest on the earlier of the next Annual Stockholders meeting or May 25, 2018.
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

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Restricted stock units	$467	$(83)	$959	$465

During the third quarter of 2017, the Company recorded an increase to share-based compensation expense of $0.2 million based upon a determination that achievement of certain performance objectives associated with awards granted in 2015 to executives and certain other employees were likely to be met. Share based compensation expense related to these performance objectives had been reduced in prior years.

During the third quarter of 2016, it was determined that certain performance objectives associated with awards granted in 2014, 2015 and 2016, to executives and certain other employees were not likely to be fully met. As a result, share-based compensation expense of $0.5 million was reversed based on anticipated performance levels at that time.
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

Note 9 – Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net third-party revenues:
Foil Technology Products	$29,315	$23,852	$86,385	$75,530
Force Sensors	16,596	15,231	47,720	45,465
Weighing and Control Systems	16,894	15,407	50,806	48,120
Total	$62,805	$54,490	$184,911	$169,115

Gross profit:
Foil Technology Products	$12,235	$8,639	$36,009	$29,092
Force Sensors	4,746	4,716	12,964	11,903
Weighing and Control Systems	7,286	6,910	22,570	20,540
Total	$24,267	$20,265	$71,543	$61,535

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,894	$3,894	$19,811	$14,839
Force Sensors	2,564	2,865	6,242	5,481
Weighing and Control Systems	2,992	2,997	9,691	7,114
Unallocated G&A expenses	(6,708)	(6,408)	(19,752)	(19,308)
Acquisition costs	—	—	—	(414)
Restructuring costs	(423)	(709)	(1,292)	(2,395)
Consolidated condensed operating income	$5,319	$2,639	$14,700	$5,317

Acquisition costs:
Foil Technology Products	$—	$—	$—	$(391)
Weighing and Control Systems	—	—	—	(23)
	$—	$—	$—	$(414)

Restructuring costs:
Foil Technology Products	$53	$(416)	$(85)	$(1,134)
Force Sensors	(142)	(78)	(404)	(379)
Weighing and Control Systems	(79)	(192)	(366)	(724)
Corporate/Other	(255)	(23)	(437)	(158)
	$(423)	$(709)	$(1,292)	$(2,395)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Intersegment sales from the Foil Technology Products segment to the Force Sensors segment and Weighing and Control Systems segment were $0.5 million and $0.8 million during the fiscal quarters ended September 30, 2017 and October 1, 2016, respectively and $1.8 million and $1.9 million during the nine fiscal months ended September 30, 2017 and October 1, 2016, respectively. Intersegment sales from the Force Sensors segment to the Foil Technology Products segment and Weighing and Control Systems segment were $0.3 million and $0.5 million during the fiscal quarters ended September 30, 2017 and October 1, 2016, respectively, and $1.0 million and $1.5 million during the nine fiscal months ended September 30, 2017 and October 1, 2016, respectively. Intersegment sales from the Weighing and Control Systems segment to the Force Sensors segment were $0.4 million and $0.2 million, during the fiscal quarters ended September 30, 2017 and October 1, 2016, respectively, and $0.7 million and $0.7 million during the nine fiscal months ended September 30, 2017 and October 1, 2016, respectively.

Note 10 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$4,255	$1,051	$9,869	$3,399

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	6	4	18	12

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$4,261	$1,055	$9,887	$3,411

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,291	13,192	13,253	13,185

Effect of dilutive securities:
Exchangeable notes	124	181	152	181
Restricted stock units	55	49	47	43
Dilutive potential common shares	179	230	199	224

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,470	13,422	13,452	13,409

Basic earnings per share attributable to VPG stockholders	$0.32	$0.08	$0.74	$0.26

Diluted earnings per share attributable to VPG stockholders	$0.32	$0.08	$0.73	$0.25
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Weighted average employee stock options	—	18	—	18

Note 11 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign exchange gain (loss)	$169	$(59)	$(463)	$436
Interest income	47	42	103	145
Other	1,501	(27)	1,394	(230)
	$1,717	$(44)	$1,034	$351

Included within Other, for the fiscal quarter ended September 30, 2017, is net proceeds of $1.5 million related to a lease termination payment at the Company's Tianjin, People's Republic of China location. The relocation of operations in Tianjin has been completed and the majority of the expenses associated with the move have been incurred.

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2017
Assets
Assets held in rabbi trusts	$4,899	$378	$4,521	$—

December 31, 2016
Assets
Assets held in rabbi trusts	$4,772	$537	$4,235	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 30, 2017 and December 31, 2016, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at September 30, 2017 and December 31, 2016 is approximately $33.8 million and $36.0 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $33.0 million and $36.2 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s

Note 12 – Fair Value Measurements (continued)

financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
Net revenues for the fiscal quarter ended September 30, 2017 were $62.8 million versus $54.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 30, 2017 were $4.3 million, or $0.32 per diluted share, versus $1.1 million, or $0.08 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 30, 2017 were $184.9 million versus $169.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 30, 2017 were $9.9 million, or $0.73 per diluted share versus $3.4 million, or $0.25 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended September 30, 2017 and October 1, 2016 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross profit	$24,267	$20,265	$71,543	$61,535
Gross profit margin	38.6%	37.2%	38.7%	36.4%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	42	46	42	537

Adjusted gross profit	$24,309	$20,311	$71,585	$62,072
Adjusted gross profit margin	38.7%	37.3%	38.7%	36.7%

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Operating income	$5,319	$2,639	$14,700	$5,317
Operating margin	8.5%	4.8%	7.9%	3.1%

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	42	46	42	537
Acquisition costs	—	—	—	414
Strategic alternative evaluation costs (b)	—	1,079	—	1,079
Restructuring costs	423	709	1,292	2,395

Adjusted operating income	$5,784	$4,473	$16,034	$9,742
Adjusted operating margin	9.2%	8.2%	8.7%	5.8%

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net earnings attributable to VPG stockholders	$4,255	$1,051	$9,869	$3,399

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	42	46	42	537
Acquisition costs	—	—	—	414
Strategic alternative evaluation costs (b)	—	1,079	—	1,079
Restructuring costs	423	709	1,292	2,395
Reconciling items affecting other income/expense
Net proceeds from lease termination (c)	(1,544)	—	(1,544)	—
Less reconciling items affecting income tax expense
Tax effect of reconciling items and discrete tax items	(394)	27	(339)	1,317
Adjusted net earnings attributable to VPG stockholders	$3,570	$2,858	$9,998	$6,507

Adjusted net earnings per diluted share	$0.27	$0.21	$0.74	$0.49

Weighted average shares outstanding - diluted	13,470	13,422	13,452	13,409
(a) Acquisition purchase accounting adjustments recorded in connection with the acquisition of Stress-Tek and Pacific include fair market value adjustments associated with inventory.

(b)
The Company incurred costs associated with the Company's evaluation of strategic alternatives. The evaluation process did not result in the adoption of any particular strategic alternative other that the Company's continued execution of its business plan.

(c) Net proceeds related to a lease termination payment at the Company's Tianjin, Peoples' Republic of China location.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2016 through the third quarter of 2017 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2016	2016	2017	2017	2017
Net revenues	$54,490	$55,814	$59,787	$62,319	$62,805

Gross profit margin	37.2%	38.1%	37.7%	39.7%	38.6%

End-of-period backlog	$50,300	$56,800	$61,400	$67,500	$76,200

Book-to-bill ratio	0.98	1.16	1.06	1.08	1.12

Inventory turnover	2.36	2.41	2.64	2.64	2.64

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2016	2016	2017	2017	2017
Foil Technology Products
Net revenues	$23,852	$25,412	$27,764	$29,306	$29,315
Gross profit margin	36.2%	40.6%	41.4%	41.9%	41.7%
End-of-period backlog	$23,600	$28,800	$31,100	$34,300	$35,500
Book-to-bill ratio	0.99	1.26	1.06	1.09	1.03
Inventory turnover	2.57	2.57	2.80	2.90	2.88

Force Sensors
Net revenues	$15,231	$14,769	$15,468	$15,656	$16,596
Gross profit margin	31.0%	25.3%	23.9%	28.9%	28.6%
End-of-period backlog	$12,000	$13,000	$14,100	$14,100	$18,300
Book-to-bill ratio	1.02	1.08	1.06	0.99	1.25
Inventory turnover	1.84	1.93	2.11	1.97	2.02

Weighing and Control Systems
Net revenues	$15,407	$15,633	$16,555	$17,357	$16,894
Gross profit margin	44.9%	46.5%	44.3%	45.8%	43.1%
End-of-period backlog	$14,700	$15,000	$16,200	$19,100	$22,400
Book-to-bill ratio	0.92	1.05	1.06	1.14	1.15
Inventory turnover	2.98	3.08	3.36	3.52	3.41
Net revenues for the third quarter of 2017 increased 0.8% from the second quarter of 2017 and 15.3% from the third quarter of 2016, due to increased volume in all three reporting segments.
Net revenues in the Foil Technology Products reporting segment were flat compared to the second quarter of 2017 and increased 22.9% from the third quarter of 2016. Sequentially, declines in volume in the test and measurement market sector in Asia and the Americas, were completely offset by positive foreign currency impacts. Compared to the third quarter of 2016, net revenues increased due to higher revenue related to precision resistors products in the test and measurement market sector in all regions, higher revenues from advanced sensors products in the force measurements market sector in Asia, and higher revenues from Pacific products in the avionics, military and space market sector in the Americas.

Net revenues in the Force Sensors reporting segment increased 6.0% from the second quarter of 2017, mainly due to higher volume with OEM customers in the force measurement market and distribution customers for the precision weighing market in the Americas, along with positive foreign currency impacts. Net revenues increased 9.0% from the third quarter of 2016, mainly due to higher volume with OEM customers in the precision weighing end market in Europe.
Net revenues in the Weighing and Control Systems reporting segment decreased (2.7)% from the second quarter of 2017 and increased 9.7% from the third quarter of 2016. Sequentially, the lower net revenues are primarily related to a decrease in our steel business revenues in Asia and process weighing in the Americas, partially offset by positive foreign currency impacts. Compared to the third quarter of 2016, strong revenues from our on-board weighing products in Europe and the Americas were primarily responsible for the improvement in net revenues.
Overall gross profit margin in the third quarter of 2017 decreased (1.1)% as compared to the second quarter of 2017 and increased 1.4% from the third quarter of 2016.
Sequentially, all of our reporting segments contributed to the lower gross profit margin, where an increase in overall revenues and positive foreign currency impacts were offset by higher manufacturing costs. The Weighing and Control Systems segment was responsible for the largest portion of the decline, mainly due to the lower volume in steel business revenues.
Compared to the third quarter of 2016, the Foil Technology Products segment had a higher gross profit margin due to higher volume and manufacturing efficiencies. This improvement was partially offset by a lower gross profit margin in the Force Sensors segment due to manufacturing inefficiencies related to increased production at our facility in India and negative foreign currency impacts and a lower gross profit margin in the Weighing and Control Systems segment due to product mix.
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
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Along with our recent success in microelectromechanical systems ("MEMS") technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.

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
The Company recorded restructuring costs of $0.4 million and $1.3 million during the fiscal quarter and nine fiscal months ended September 30, 2017, respectively. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs, and were incurred in connection with various cost reduction programs.
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
For the fiscal quarter ended September 30, 2017, exchange rates increased net revenues by $0.6 million, and costs of products sold and selling, general, and administrative expenses by $1.5 million, when compared to the comparable prior year period. For the fiscal nine months ended September 30, 2017, exchange rates reduced net revenues by $1.9 million, and increased costs of products sold and selling, general, and administrative expenses by $0.3 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Costs of products sold	61.4%	62.8%	61.3%	63.6%
Gross profit	38.6%	37.2%	38.7%	36.4%
Selling, general, and administrative expenses	29.5%	31.0%	30.0%	31.6%
Operating income	8.5%	4.8%	7.9%	3.1%
Income before taxes	10.5%	4.1%	7.8%	2.7%
Net earnings	6.9%	2.0%	5.4%	2.0%
Net earnings attributable to VPG stockholders	6.8%	1.9%	5.3%	2.0%

Effective tax rate	34.1%	51.2%	30.7%	25.3%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$62,805	$54,490	$184,911	$169,115
Change versus comparable prior year period	$8,315		$15,796
Percentage change versus prior year period	15.3%		9.3%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	14.6%	10.2%
Change in average selling prices	(0.4)%	(0.3)%
Foreign currency effects	1.1%	(1.3)%
Acquisitions	—	0.7%
Net change	15.3%	9.3%
During the fiscal quarter ended September 30, 2017, net revenues increased 15.3% as compared to the comparable prior year period due to increased volume in all three reporting segments. During the fiscal nine months ended September 30, 2017, net revenues increased 9.3% as compared to the comparable prior year period. Volume increases from all three reporting segments and added revenues from the acquisition of Pacific, which was acquired on April 6, 2016, contributed to this improvement.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross profit margin	38.6%	37.2%	38.7%	36.4%
The gross profit margin for the fiscal quarter ended September 30, 2017 increased 1.4% compared to the comparable prior year period. The Foil Technology Products segment had higher gross profit margins due to higher volume and manufacturing efficiencies. This improvement was partially offset by lower gross profit margin in the Force Sensors segment due to manufacturing inefficiencies related to increased production at our facility in India and lower gross profit margin in the Weighing and Control Systems segment due to product mix.
The gross profit margin for the nine fiscal months ended September 30, 2017 increased 2.3% compared to the comparable prior year period, mainly due to volume improvements in all reporting segments.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$29,315	$23,852	$86,385	$75,530
Change versus comparable prior year period	$5,463		$10,855
Percentage change versus prior year period	22.9%		14.4%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	23.1%	14.0%
Change in average selling prices	(0.3)%	(0.2)%
Foreign currency effects	0.1%	(0.9)%
Acquisitions	—	1.5%
Net change	22.9%	14.4%

Net revenues increased 22.9% for the fiscal quarter ended September 30, 2017, as compared to the comparable prior year period due to higher revenue related to precision resistors products in the test and measurement market sector in all regions, higher revenues from advanced sensors products in the force measurements market sector in Asia, and higher revenues from Pacific products in the avionics, military and space market sector in the Americas.
Net revenues increased 14.4% for the nine fiscal months ended September 30, 2017, as compared to the comparable prior year period due to higher volume from precision resistor OEM customers in the test and measurement market sector in Asia and Europe, higher revenues from advanced sensors products in the force measurements market sector in Asia, and additional revenues from the acquisition of Pacific. This improvement was slightly offset by negative foreign currency impacts relating to the British pound and the Japanese yen.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross profit margin	41.7%	36.2%	41.7%	38.5%
The gross profit margin increased for the fiscal quarter ended September 30, 2017, when compared to the comparable prior year period due to higher volume and manufacturing efficiencies, partially offset by negative foreign currency impacts. The gross profit margin increased for the nine fiscal months ended September 30, 2017, when compared to the comparable prior year period due to higher volume and labor efficiencies partially offset by negative foreign currency impacts and higher fixed manufacturing costs.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$16,596	$15,231	$47,720	$45,465
Change versus comparable prior year period	$1,365		$2,255
Percentage change versus prior year period	9.0%		5.0%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	8.9%	6.7%
Change in average selling prices	(1.2)%	(1.0)%
Foreign currency effects	1.3%	(0.7)%
Net change	9.0%	5.0%

Net revenues increased 9.0% for the fiscal quarter ended September 30, 2017, as compared to the comparable prior year period, mainly due to higher volume with OEM customers in the precision weighing end market in Europe and positive foreign currency impacts relating mainly to the Euro.
Net revenues increased 5.0% for the nine fiscal months ended September 30, 2017, as compared to the comparable prior year period, mainly due to higher volume, partially offset by negative foreign currency impacts relating to the British pound.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross profit margin	28.6%	31.0%	27.2%	26.2%
The gross profit margin for the fiscal quarter ended September 30, 2017 decreased compared to the comparable prior year period as higher volume was offset by manufacturing inefficiencies related to increased production at our facility in India, and negative foreign currency impacts. The gross profit margin for the nine fiscal months ended September 30, 2017 increased from the comparable prior year period mainly due to higher volume and cost savings measures, including headcount reductions from plant closures and relocations.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net revenues	$16,894	$15,407	$50,806	$48,120
Change versus comparable prior year period	$1,487		$2,686
Percentage change versus prior year period	9.7%		5.6%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	7.4%	7.6%
Change in average selling prices	0.2%	0.3%
Foreign currency effects	2.1%	(2.3)%
Net change	9.7%	5.6%
Net revenues increased 9.7% for the fiscal quarter ended September 30, 2017, as compared to the comparable prior year period. Strong revenues from our on-board weighing products in Europe and the Americas were primarily responsible for the improvement in net revenues along with positive foreign currency impacts, mainly related to the Canadian dollar and the Euro.
Net revenues increased 5.6% for the nine fiscal months ended September 30, 2017, as compared to the comparable prior year period due mainly to improvements in the steel business in Asia. This increase was partially offset by negative foreign currency impacts, mainly related to the British pound and the Swedish krona.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gross profit margin	43.1%	44.9%	44.4%	42.7%

The gross profit margin for the fiscal quarter ended September 30, 2017 decreased 1.7% compared to the comparable prior year period, mainly due to product mix as improved revenues were generated from lower margin products.
The gross profit margin for the nine fiscal months ended September 30, 2017 increased 1.5% compared to the comparable prior year period primarily due to higher volume from our steel business.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Total SG&A expenses	$18,525	$16,917	$55,551	$53,409

as a percentage of net revenues	29.5%	31.0%	30.0%	31.6%
SG&A expenses for the fiscal quarter ended September 30, 2017 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases, bonus adjustments and incentive compensation. Additionally SGA expenses for the fiscal quarter ended October 1, 2016 included $1.1 million of strategic evaluation costs. SG&A expenses for the nine fiscal months ended September 30, 2017 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases, bonus adjustments and incentive compensation and additional SG&A expenses of $0.6 million associated with the operations of Pacific, which was acquired on April 6, 2016. Additionally SGA expenses for the fiscal nine fiscal months ended October 1, 2016 included $1.1 million of strategic evaluation costs.
Acquisition Costs
In connection with the acquisitions of Stress-Tek and Pacific, we recorded acquisition costs of $0.4 million in our consolidated condensed financial statements in the nine fiscal months ended October 1, 2016. No acquisition costs were incurred in the fiscal quarter or nine fiscal months ended September 30, 2017.
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
Restructuring costs consist mainly of employee termination costs and facility closure costs, which were incurred in connection with various cost reduction programs. The restructuring expenses of $0.4 million and $1.3 million recorded for the fiscal quarter and nine fiscal months ended September 30, 2017, respectively, represent additional costs related to the previously announced cost reduction programs. During the nine fiscal months ended October 1, 2016, the Company recorded $1.6 million related to cost reduction plans initiated at locations in Europe, the U.S., and Canada, $0.4 million related to the closure of our Costa Rica facility, and $0.4 million related to the November 2015 global cost reduction plan.
Other Income (Expense)
Interest expense for the fiscal quarter and nine fiscal months ended September 30, 2017 was higher than interest expense in the comparable prior year periods, mainly due to higher debt associated with funding the acquisition of Pacific, which was completed on April 6, 2016.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 30, 2017	October 1, 2016	Change
Foreign exchange (loss) gain	$169	$(59)	$228
Interest income	47	42	5
Other	1,501	(27)	1,528
	$1,717	$(44)	$1,761

	Nine fiscal months ended
	September 30, 2017	October 1, 2016	Change
Foreign exchange (loss) gain	$(463)	$436	$(899)
Interest income	103	145	(42)
Other	1,394	(230)	1,624
	$1,034	$351	$683
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended September 30, 2017, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, the British pound, the Euro and the Canadian dollar. For the nine fiscal months ended September 30, 2017, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, the British pound, and the Canadian dollar. A substantial portion of the Canadian dollar currency fluctuation is due to the U.S. dollar denominated term facility maintained by our Canadian subsidiary.
Included in Other, for the fiscal quarter ended September 30, 2017 is net proceeds of $1.5 million related to a lease termination payment at the Tianjin, People's Republic of China location. The relocation of operations in Tianjin has been completed and the majority of the expenses associated with the move have been incurred.

Income Taxes
The effective tax rate for the fiscal quarter ended September 30, 2017 was 34.1% compared to 51.2% for the fiscal quarter ended October 1, 2016. The effective tax rate for the nine fiscal months ended September 30, 2017 was 30.7% compared to 25.3% for the nine fiscal months ended October 1, 2016. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily because of higher earnings subject to tax in the current fiscal quarter which reduced the impact of losses on which no tax benefit is provided. The current year nine fiscal month tax rate is higher than the prior year nine fiscal month tax rate primarily because of a tax benefit recorded last year related to the release of a valuation allowance in connection with the acquisition of Pacific. This difference is partially offset by a 2017 foreign currency benefit from a foreign subsidiary with US dollars as its functional currency.
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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at September 30, 2017. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
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
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.4 million at September 30, 2017 and $0.5 million at December 31, 2016.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the nine fiscal months ended September 30, 2017, cash provided by operating activities was $14.8 million. This is net of $2.1 million of restructuring payments made during the nine month period. Cash provided by operating activities for the nine fiscal months ended October 1, 2016 was $6.6 million.
As of September 30, 2017, our free cash was $10.9 million. We refer to the amount of cash provided by operating activities ($14.8 million) in excess of our capital expenditures ($4.4 million) and net of proceeds from the sale of assets ($0.5 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards.

The following table summarizes the components of net cash (debt) at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$69,891	$58,452

Third-party debt, including current and long-term:
Term loans	21,125	23,000
Revolving debt	9,000	9,000
Third-party debt held by Japanese subsidiary	432	509
Exchangeable notes, due 2102	2,794	4,097
Deferred financing costs	(369)	(454)
Total third-party debt	32,982	36,152
Net cash	$36,909	$22,300
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
Approximately 94% and 83% of our cash and cash equivalents balance at September 30, 2017 and December 31, 2016, respectively, was held by our non-U.S. subsidiaries. If cash is repatriated to the United States, we could be subject to additional U.S. income taxes, state income taxes, incremental foreign income taxes, and withholding taxes payable to various foreign countries. See the following table for the percentage of cash and cash equivalents, by region, at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Israel	19%	16%
Asia	30%	27%
Europe	21%	19%
United States	6%	17%
United Kingdom	13%	12%
Canada	11%	9%
	100%	100%
Our financial condition as of September 30, 2017 remains strong, with a current ratio (current assets to current liabilities) of 3.9 to 1.0, as compared to a ratio of 4.2 to 1.0 at December 31, 2016.
Cash paid for property and equipment for the nine fiscal months ended September 30, 2017 was $4.4 million compared to $6.3 million in the comparable prior year period. Capital expenditures for the nine fiscal months ended September 30, 2017 are comprised of projects related to the normal maintenance of the business.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended September 30, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
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
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: November 8, 2017