Form 10-K
period 2017-12-31
Vishay Precision Group, Inc.
filed 2018-03-15
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($17.30 on July 1, 2017), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $215,641,000. There is no non-voting stock outstanding.
As of March 15, 2018, the registrant had 12,401,906 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2017

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
The Company also has a long heritage of innovation in precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Our advanced sensor product line continues this heritage by offering high-quality foil strain gages produced in a proprietary, highly automated environment. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. This expertise served as a foundation for our expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing. Although our products are typically used in the industrial market, our advanced sensors have been used in a consumer electronics product and are being evaluated for other non-industrial applications.
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
Throughout the 1960’s and 1970’s, Vishay Intertechnology established itself as a technical and market leader in precision foil resistors, and foil strain gages. These innovations were the genesis of the foil technology that is a unique strategic competitive advantage of Vishay Precision Group. The subsequent innovations and advancement of foil resistance and strain gage technology opened the door to numerous commercial applications, such as force sensors and control systems on a vertical market basis.
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

Foil Technology Products	Force Sensors	Weighing and Control Systems
VPG Foil Resistors	VPG Transducers	BLH Nobel
- Alpha Electronics	- Celtron	KELK
- Powertron	- Revere	VPG Onboard Weighing
- Vishay Foil Resistors	- Sensortronics
Micro-Measurements	- Tedea-Huntleigh
Pacific Instruments

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
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins.
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2017 we closed two leased facilities in the U.S. and moved to more cost effective locations. In 2016, we relocated a significant portion of our force sensor manufacturing from leased locations with higher labor costs, to the owned facility we constructed in India. We closed a facility in Costa Rica and consolidated its functions to existing operations where significant efficiencies were available. This consolidation was part of our global restructuring and cost reduction program announced in November 2015 and substantially completed in 2016.
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
Product Segments
Foil Technology Products
The Foil Technology Products ("FTP") segment includes our foil resistor and strain gage operating segments. Typical applications for foil resistors include high end test equipment for the aviation, military and space, semiconductor, process control, oil and gas, and medical markets. Typical applications for strain gages, which include advanced sensor gages, are stress analysis for structural testing in the aviation, military and space, infrastructure, and construction markets. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. This segment also includes our data acquisition systems business.
The products in these segments are primarily based on our resistive foil technology, which continues to evolve and enables many products in both segments to be suited for new and varied applications.
The manufacturing of the foil material is a critical and common component of the Company’s strain gage and precision foil resistor operating segments, and as a result, we experience synergies between our foil resistor and strain gage operating segments. The production cycles for foil resistors and strain gages are similar and many of the same raw materials are utilized in the manufacturing processes for both operating segments. The foil resistor and strain gage products require a similar level of labor and capital. However, the advanced sensors’ manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing costs and lead times, higher quality, and increased margins.
Our Pacific Instruments business offers a broad range of high performance signal conditioning, data acquisition and control systems, many of which reach customers outside our traditional commercial customer base, such as U.S. government related customers.

Our strain gage operating segment sells foil inventory to the Company’s foil resistor operating segment. A significant portion of products from the strain gage operating segment are sold to third parties as “standard catalog items”; the remainder of this operating segment's products are sold as non-standard and/or custom products to third parties and to our Force Sensors segment.
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
A majority of products from the Force Sensors segment are sold to third parties as “standard catalog items,” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties and to our Weighing and Control Systems segment. Direct sales channels (field application engineers (“FAEs”)) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire standard products.
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

•
Transducers, load cells, and modules – A transducer is mounted on a structure that is subjected to weight or other stress, such as the platform of an industrial scale. The term “load cell” is primarily used to describe transducers used in weighing applications. Strain gage transducers consist of one or more strain gages bonded to a metallic support. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example, weight or tension. We produce both analog and digital transducers. Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications. We sell our load cells and modules under the overall VPG Transducers name as we continue to transition from the previously used Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.

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
Customers and Marketing
Our customer base is diversified in terms of industry, geographic region, and range of product needs. No single customer comprises greater than 5% of net revenues. The vast majority of our products are used in the broad industrial market, with selected uses in the military and aerospace, medical, agricultural, steel, and construction sectors. Within the broad industrial market, our products serve a wide variety of applications in waste management, bulk hauling, logging, scales manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries.
Our net revenues attributable to customers by region are as follows:

	Years ended December 31,
	2017	2016	2015
Americas	42%	44%	40%
Europe	33%	35%	38%
Asia	25%	21%	22%
	100%	100%	100%
We sell through a variety of sales channels, including OEMs, electronic manufacturing services companies (“EMS”) (which manufacture for OEMs on an outsourcing basis), and independent distributors. We also sell directly to end-use customers. During 2017, sales channels for our three reporting segments were as follows:

	Foil Technology Products	Force Sensors	Weighing and Control Systems
OEMs	36%	65%	37%
EMS	13%	—%	—%
Distributors	32%	30%	24%
End users	19%	5%	39%
	100%	100%	100%
In 2017, the Weighing and Control Systems segment experienced a significant increase in the percentage of sales to end users and, to a lesser extent, to distributors, resulting in a corresponding reduction in the percentage of sales to OEMs.  The increase in sales to end users was mostly related to the increase of sales by our steel business, which primarily sells to end users.  The increase in percentage of distributor sales was primarily due to expansion of that sales channel by our onboard weighing business.

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
Our foil resistors, where we maintain a leading market share, and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Competition in our Foil Technology Products segment includes IRC, SSM, Caddock and Flat Dashi for foil resistors, and HBM, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for foil strain gages. Competitors in our Force Sensors segment include HBM, Zemic, Keli, and Flintec. Competitors in our Weighing and Control Systems segment include Hardy Instruments and Mettler-Toledo for process weighing; ABB, Siemens, Haehne, Dalian and IMS for steel mill systems; and Air-Weigh, Vehicle Weighing Systems, MOBA, and AMCS for onboard weighing.
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
We maintain strategically placed design centers for each of our business segments where proximity to customers enables us to more easily monitor and satisfy the needs of local markets. These design centers are located in the United States, Israel, Canada, Sweden, Japan, the United Kingdom, and Germany.
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
Employees
As of December 31, 2017, we employed approximately 2,250 total employees, substantially all of which were full-time employees. Approximately 87% of the employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.
Executive Officers
The following table sets forth certain information regarding our executive officers as of March 15, 2018:

Name	Age	Positions
Ziv Shoshani	51	Chief Executive Officer, President, and Director
William M. Clancy	55	Executive Vice President and Chief Financial Officer
Roland B. Desilets	56	Vice President, General Counsel, and Secretary
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
Our business structure emphasizes vertical product integration. For example our force sensor business is the largest customer (by volume) for our strain gages. Similarly, our weighing and control systems business uses our force sensor products in its systems. Many of our acquisitions, which form the core operations of our business, had the effect of extending our vertical integration.
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
Historically, we expanded our business in part by completing acquisitions, and an important element of our business strategy continues to be expansion through acquisition. We cannot assure that we will identify, have the financial capabilities to execute, and/or successfully complete strategic transactions with suitable partners in the future. We also cannot assure that any such transactions that we do complete in the future will be successful.

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
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property ("IP") rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in April 2017, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. In China, for instance, the USTR is concerned about the existence of widespread infringing activity, including trade secret theft, rampant online piracy and counterfeiting, and high levels of physical pirated and counterfeit exports to markets around the globe. Structural impediments to civil and criminal enforcement of IP rights are also problematic. Further, China imposes requirements that U.S. firms develop their IP in China or transfer their IP to Chinese entities as a condition to accessing the Chinese market. China also requires that mandatory adverse terms be applied to foreign IP licensors, and requires that U.S. firms localize research and development activities. The USTR also expressed concern that in India serious deficiencies remain in its legal framework and enforcement system for intellectual property rights. Algeria, Argentina, Chile, Indonesia, Kuwait, Russia, Thailand, Ukraine, and Venezuela were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
The success of our business is highly dependent on maintenance of intellectual property rights.
The unauthorized use of our IP rights may increase the cost of protecting these rights or reduce our revenues. We seek to protect trade secrets and our other proprietary technology, in part, by requiring each of our employees to enter into non-disclosure and IP assignment agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made, or contributed, by the employee during his or her employment. Generally, we do not enter into non-compete arrangements with our employees, with the exception of certain executives and, in some cases, one or more of the principals of the businesses that we acquire.
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
Although most materials incorporated in our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. We generally maintain a supply of strategic raw materials for continuity and risk management. Our customers would need significant advance notification to qualify alternative materials, if we had to use them. Alternative suppliers are available worldwide for most of our raw materials, but significant time (up to 12 months) would be required to qualify new suppliers and establish efficient production scheduling.
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
As described in "Item 9A. Controls and Procedures", we have identified a material weaknesses in our internal controls over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.

If we are unable to remediate the material weakness in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.

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
A significant portion of our cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2017, $69.0 million of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.

The Tax Cuts and Jobs Act (“2017 Tax Act”), enacted on December 22, 2017, transitions the U.S. from a worldwide tax system to a modified territorial tax system. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The 2017 Tax Act imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years. As a result of this requirement, we provisionally expect to pay approximately $0.2 million, net of estimated applicable foreign tax credits, and after utilization of net operating loss and various carryforwards. We expect that we will not need to repatriate amounts from our non-U.S. subsidiaries to the United States to satisfy this tax obligation.

These previously deferred foreign earnings may now be repatriated to the United States with little to no additional U.S. federal taxation. However, any such repatriation could incur local withholding tax in the source and intervening foreign jurisdictions. These amounts could also be subject to certain U.S. state taxes.
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
Our strategy is aimed at achieving significant production cost savings through the transfer and expansion of manufacturing operations to and in countries in which we have existing capacity, as well as countries with lower production costs or other benefits, such as India. During this process, we may experience under-utilization of certain plants and factories in higher-cost regions, and capacity constraints in plants and factories located in lower-cost regions. Also, we may experience delays in the expected transition from a higher-cost location to a lower-cost one that results in greater than expected use of the higher-cost facility. This transitional utilization may result initially in production inefficiencies and higher costs. These costs include those associated with compensation in connection with workforce reductions and plant closings in the higher-cost regions, start-up expenses, manufacturing and construction delays, and increased depreciation costs in connection with the initiation or expansion of production in lower-cost regions. In addition, as we implement transfers of certain of our operations, we may experience strikes or other types of labor unrest as a result of layoffs or termination of our employees in higher-cost countries.
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
We conduct a significant amount of business in the European Union, including in England, and our operations may be affected by the results of the referendum vote by the United Kingdom to leave the European Union.
On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant market volatility around the world, as well as political, economic and legal uncertainty. [In addition, the Brexit vote triggered a devaluing of the pound sterling relative to the euro and the U.S. dollar, and in Europe we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables.] This exposure to movements in foreign currency exchange rates relative to some of these U.S. dollar denominated balances may result in an adverse impact on our results of operations.

The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. During this time, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally. Because we have sales throughout the European Union and offices in England and throughout the EU, it is possible that Brexit may require us to restructure our European operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union.

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
Our significant foreign subsidiaries are located in the United Kingdom, Canada, Germany, Israel, Japan, and India. Our operations in Europe, Canada and certain locations in Asia primarily generate and expend cash in local currencies. Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, but these subsidiaries also have significant transactions in local currencies. Our exposure to foreign currency exchange rate risk is more pronounced in situations such as our operations in Canada, India, Israel, and China - where costs, such as production labor costs are predominantly paid in local currencies while the sales revenue for those products is predominantly denominated in U.S. dollars.
As of December 31, 2017, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval/or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 34.8% of the total voting power of our capital stock as of December 31, 2017.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 18 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Wendell, North Carolina USA	Foil Technology Products	147,000
Chennai, India (a)	Force Sensors	129,000
Holon, Israel	Foil Technology Products	97,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Kent, Washington	Weighing and Control Systems	47,000
Akita, Japan (b)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000

Third-Party Leased Locations
Toronto, Canada	Weighing and Control Systems	65,000
Tianjin, People’s Republic of China	Force Sensors	34,000
Karmiel, Israel	Force Sensors	26,000
Omer, Israel	Foil Technology Products	24,000
Holon, Israel	Foil Technology Products	18,000
Concord, California USA	Foil Technology Products	16,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Malvern, Pennsylvania USA	Corporate	8,000
Teltow, Germany	Foil Technology Products	6,000

(a)	The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The following table sets forth the high and low sales prices for our common stock as reported on the New York Stock Exchange composite tape for the indicated fiscal quarters. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 810 at March 15, 2018.

	2017		2016
	High	Low	High	Low
Fourth Quarter	$28.60	$20.50	$19.45	$15.47
Third Quarter	$24.45	$16.55	$16.32	$11.75
Second Quarter	$18.00	$15.35	$15.48	$12.83
First Quarter	$19.15	$15.10	$14.67	$10.27
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 15, 2018 we had outstanding 1,025,158 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.3% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 34.8% of the total voting power of our capital stock as of December 31, 2017.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2012, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Vishay Precision Group, Inc.	Cumulative $	100.00	112.63	129.80	85.63	142.97	190.24
Russell 2000 Index	Cumulative $	100.00	138.82	145.62	139.19	168.85	193.58
Peer Group *	Cumulative $	100.00	126.09	146.07	141.80	150.77	204.62

*The management selected peer group includes: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2017 and the balance sheet data as of December 31, 2017, 2016, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Net revenues	$254,350	$224,929	$232,178	$250,028	$238,589
Costs of products sold	156,067	142,120	147,949	159,254	155,134
Gross profit	98,283	82,809	84,229	90,774	83,455

Selling, general, and administrative expenses	74,614	68,938	71,282	77,034	74,059
Acquisition costs	—	494	185	—	794
Impairment of goodwill and indefinite-lived intangibles	—	—	4,942	5,579	—
Restructuring costs	2,044	2,666	4,461	668	538
Operating income	21,625	10,711	3,359	7,493	8,064

Other income (expense):
Interest expense	(1,842)	(1,486)	(771)	(882)	(967)
Other	780	382	(2,082)	(740)	(1,354)
Other (expense) income - net	(1,062)	(1,104)	(2,853)	(1,622)	(2,321)

Income before taxes	20,563	9,607	506	5,871	5,743

Income tax expense	6,169	3,199	13,500	2,613	1,251

Net earnings (loss)	14,394	6,408	(12,994)	3,258	4,492
Less: net earnings attributable to noncontrolling interests	49	4	14	178	56
Net earnings (loss) attributable to VPG stockholders	$14,345	$6,404	$(13,008)	$3,080	$4,436

Earnings (loss) per share data:
Basic	$1.08	$0.49	$(0.96)	$0.22	$0.33
Diluted	$1.07	$0.48	$(0.96)	$0.22	$0.32

Weighted average shares outstanding - basic	13,262	13,187	13,485	13,755	13,563
Weighted average shares outstanding - diluted	13,471	13,419	13,485	13,977	13,944

Balance Sheet Data:
Cash and cash equivalents	$74,292	$58,452	$62,641	$79,642	$72,809
Total assets	306,551	270,510	263,747	286,923	294,702
Long-term debt, less current portion	28,477	33,529	31,037	17,713	22,936
Working capital	139,400	118,952	121,065	131,714	137,391
Total VPG stockholders' equity	193,156	171,383	172,256	199,651	206,046

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
The Company also has a long heritage of innovation in precision foil resistors, foil strain gages, and sensors that convert mechanical inputs into an electronic signal for display, processing, interpretation, or control by our instrumentation and systems products. Our advanced sensor product line continues this heritage by offering high-quality foil strain gages produced in a proprietary, highly automated environment. Precision sensors are essential to the accurate measurement, resolution and display of force, weight, pressure, torque, tilt, motion, or acceleration, especially in the legal-for-trade, commercial, and industrial marketplaces. This expertise served as a foundation for our expansion into strain gage instrumentation, load cells, transducers, weighing modules, and complete systems for process control and on-board weighing. Although our products are typically used in the industrial market, our advanced sensors have been used in a consumer electronics product and are being evaluated for other non-industrial applications.
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
VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells, and modules. The Weighing and Control Systems reporting segment is comprised of complete systems which include load cells and instrumentation for weighing, force control and force measurement for a variety of uses such as process control and on-board weighing applications.
Net revenues for the year ended December 31, 2017 were $254.4 million compared to net revenues of $224.9 million for the year ended December 31, 2016. Net earnings attributable to VPG stockholders for the year ended December 31, 2017 were $14.3 million, or $1.07 per diluted share, compared to $6.4 million, or $0.48 per diluted share, for the year ended December 31, 2016.
The results of operations for the years ended December 31, 2017 and 2016 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted net earnings, and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit margin, adjusted net earnings, and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Years ended December 31,
	2017	2016
Gross profit	$98,283	$82,809
Gross profit margin	38.6%	36.8%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	91	586

Adjusted gross profit	$98,374	$83,395
Adjusted gross profit margin	38.7%	37.1%

	Years ended December 31,
	2017	2016
Operating income	$21,625	10,711
Operating margin	8.5%	4.8%

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	91	586
Acquisition costs	—	494
Strategic alternative evaluation costs (b)	—	1,344
Gain on sale of building	—	(837)
Restructuring costs	2,044	2,666

Adjusted operating income	$23,760	$14,964
Adjusted operating margin	9.3%	6.7%

	Years ended December 31,
	2017	2016
Net earnings attributable to VPG stockholders	$14,345	$6,404

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	91	586
Acquisition costs	—	494
Strategic alternative evaluation costs (b)	—	1,344
Gain on sale of building	—	(837)
Restructuring costs	2,044	2,666

Reconciling items affecting other income/expense
Net proceeds from lease termination (c)	(1,544)	—
Tax rebate	189	—

Less reconciling items affecting income tax expense
Tax effect of reconciling items and discrete tax items(d)	(174)	719
Adjusted net earnings attributable to VPG stockholders	$15,299	$9,938

Weighted average shares outstanding - diluted	13,471	13,419

Adjusted net earnings per diluted share	$1.14	$0.74

(a)	Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.

(b)
In 2016, the Company incurred costs associated with the Company's evaluation of strategic alternatives. The evaluation process did not result in the adoption of any particular strategic alternative other than the Company's continued execution of its business plan.

(c)	Net proceeds related to a lease termination payment at the Company's Tianjin, People's Republic of China location.

(d)
Included in the discrete items for 2017 is a $1.6 million tax benefit related to Israel foreign currency and deferred tax rate change, offset by $1.5 million of income tax expense impact from tax reform. Included in the discrete tax items for 2016 is a $0.9 million tax benefit recorded related to a favorable fourth quarter 2016 settlement of an Israeli tax audit, offset by a series of correcting adjustments totaling $0.8 million to certain deferred tax accounts in various tax jurisdictions related to prior period balances.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2016 and through the fourth quarter of 2017 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2016	2017	2017	2017	2017
Net revenues	$55,814	$59,787	$62,319	$62,805	$69,439

Gross profit margin	38.1%	37.7%	39.7%	38.6%	38.5%

End-of-period backlog	$56,800	$61,400	$67,500	$76,200	$88,900

Book-to-bill ratio	1.16	1.06	1.08	1.12	1.18

Inventory turnover	2.41	2.64	2.64	2.64	2.85

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2016	2017	2017	2017	2017
Foil Technology Products
Net revenues	$25,412	$27,764	$29,306	$29,315	$29,888
Gross profit margin	40.6%	41.4%	41.9%	41.7%	39.3%
End-of-period backlog	$28,800	$31,100	$34,300	$35,500	$46,600
Book-to-bill ratio	1.26	1.06	1.09	1.03	1.36
Inventory turnover	2.57	2.80	2.90	2.88	2.98
Force Sensors
Net revenues	$14,769	$15,468	$15,656	$16,596	$17,726
Gross profit margin	25.3%	23.9%	28.9%	28.6%	29.5%
End-of-period backlog	$13,000	$14,100	$14,100	$18,300	$21,600
Book-to-bill ratio	1.08	1.06	0.99	1.25	1.18
Inventory turnover	1.93	2.11	1.97	2.02	2.07
Weighing and Control Systems
Net revenues	$15,633	$16,555	$17,357	$16,894	$21,825
Gross profit margin	46.5%	44.3%	45.8%	43.1%	44.8%
End-of-period backlog	$15,000	$16,200	$19,100	$22,400	$20,700
Book-to-bill ratio	1.05	1.06	1.14	1.15	0.92
Inventory turnover	3.08	3.36	3.52	3.41	4.22
Net revenues for the fourth quarter of 2017 increased 10.6% from the net revenues reported in the third quarter of 2017, and increased 24.4% from $55.8 million for the comparable prior year period.
Net revenues in the Foil Technology Products segment of $29.9 million in the fourth quarter of 2017 increased 2.0% from $29.3 million in the third quarter of 2017, and increased 17.6% from $25.4 million in the fourth quarter of 2016. The sequential increase in net revenues from the third quarter was attributable to strong demand for advanced sensors products in the force measurement market sector in Asia. Compared to the fourth quarter of 2016, net revenues increased due to higher revenue related to precision resistors products in the test and measurement and avionics military and space market sectors in Europe and Asia and higher revenues from advanced sensors products in the force measurements market sector in Asia.
Net revenues in the Force Sensors segment of $17.7 million in the fourth quarter of 2017 increased 6.8% compared to revenues of $16.6 million in the third quarter of 2017 due to higher volume attributable to OEM customers in the force measurement market sector in the Americas. Net revenues in the fourth quarter of 2017 increased 20.0% compared to $14.8 million in the fourth quarter of 2016 mainly due to higher volume attributable to OEM customers in the force measurement market sector in the Americas and Europe.
Net revenues in the Weighing and Control Systems segment of $21.8 million in the fourth quarter of 2017 increased 29.2% from $16.9 million in the third quarter of 2017 and increased 39.6% from $15.6 million in the fourth quarter of 2016. The sequential and year over year increase in net revenues was attributable primarily to the steel market sector in Asia and the Americas and also, to a lesser extent, to the precision weighing market sector in Europe and the Americas. The significant increase in net revenues for the segment in the fourth quarter, which was primarily related to the delivery of certain projects for our steel business, had a significant impact on the book-to-bill ratio for Weighing and Control Systems segment for the quarter despite a relatively healthy order intake during the period as exhibited by the segment end-of-period backlog.
The gross profit margin for the fourth quarter of 2017, decreased 0.1% compared to the third quarter of 2017, and increased 0.4% from the fourth quarter of 2016.
Sequentially, improved gross profit margins in the Force Sensors and Weighing and Control Systems segments, due mainly to higher volume, were offset by a decline in gross profit margin in the Foil Technology Products segment, due to inventory adjustments, increases in wages and repairs and maintenance and negative foreign currency impacts.
Compared to the fourth quarter of 2016, improved gross profit margins in the Force Sensors segment, mainly due to higher volume, were partially offset by lower gross profit margins in the Foil Technology Products and Weighing and Control Systems segments. The Foil Technology Products segment gross profit margins were negatively impacted by inventory adjustments and negative foreign currency impacts with the Israeli shekel. The Weighing and Control Systems segment gross profit margins were negatively impacted by higher fixed manufacturing costs.
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
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2017 we closed two leased facilities in the U.S. and moved to more cost effective locations. In 2016, we relocated a significant portion of our force sensor manufacturing from leased locations with higher labor costs, to the owned facility we constructed in India. We closed a facility in Costa Rica and consolidated its functions to existing operations where significant efficiencies were available. This consolidation was part of our global restructuring and cost reduction program announced in November 2015 and substantially completed in 2016.

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
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $11.7 million, $11.1 million, and $9.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Cost Management
To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing to more cost effective locations. This may enable us to become more efficient and cost competitive, and also maintain tighter controls of the operation.
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
The Company recorded restructuring costs of $2.0 million, $2.7 million, and $4.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2017, exchange rate impacts reduced net revenues by $0.1 million, and increased costs of products sold and selling, general, and administrative expenses by $2.8 million, when compared to the prior year. For the year ended December 31, 2016, exchange rate impacts reduced net revenues by $2.8 million, and costs of products sold and selling, general, and administrative expenses by $3.1 million, when compared to the prior year. For the year ended December 31, 2015, exchange rate impacts reduced net revenues by $17.5 million, and costs of products sold and selling, general, and administrative expenses by $16.4 million, when compared to the prior year.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements.
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

In 2015, we estimated the fair value of our in-process research and development ("IPRD") asset using an income approach to valuation. We estimated the future cash flows associated with the IPRD and discounted those cash flows back to their net present value using a discount rate determined using the capital asset pricing model, and adjusted for the forecast risk inherent in our projections of cash flows associated with this asset. Our estimates of cash flows included revenues to be generated by the products supported by the IPRD and the expected profits on those product sales. As of the date of the 2017 and 2016 impairment tests, IPRD was subject to amortization and therefore was not included as part of the 2017 or 2016 impairment tests.

Definite-lived intangible assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to eighteen years. Trade names are being amortized over their contractual period ranging from seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. We review the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition.

Determining whether to test goodwill for impairment, and the application of goodwill impairment tests, require significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates could materially affect the determination of fair value for each reporting unit. A slowdown or deferral of orders for a business, with which we have goodwill associated, could impact our valuation of that goodwill. The reporting unit associated with the Pacific acquisition is particularly sensitive to the revenue projections used in the income approach valuation to determine the fair value.  In the event the revenue projections are not achieved, we could have a potential impairment of some or all of the goodwill and indefinite-lived trade name that are associated with Pacific acquisition.
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
Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 87% of our retirement obligations at December 31, 2017. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As a result of the Tax Cut and Jobs Act, the Company has recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned distribution of approximately $25.5 million of previously unremitted earnings. In addition to the $1.8 million, we estimate that additional withholding taxes of approximately $15.0 million would be payable upon the distribution of the balance of our previously unremitted earnings at December 31, 2017. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
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
On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Act") was enacted. The 2017 Tax Act significantly changes U.S.tax law by, among other things, lowering the corporate tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017. The 2017 Tax Act permanently reduces the U.S. tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate expected to apply to taxable income in the years in which the temporary differences are expected to recover or be settled.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At December 31, 2017, because we are still evaluating the GILTI provision and our analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2017, 2016, and 2015
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2017	2016	2015
Costs of products sold	61.4%	63.2%	63.7%
Gross profit	38.6%	36.8%	36.3%
Selling, general, and administrative expenses	29.3%	30.6%	30.7%
Operating income	8.5%	4.8%	1.4%
Income before taxes	8.1%	4.3%	0.2%
Net earnings (loss)	5.7%	2.8%	(5.6)%
Net earnings (loss) attributable to VPG stockholders	5.6%	2.8%	(5.6)%

Effective tax rate	30.0%	33.3%	2,668.0%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015
Net revenues	$254,350	$224,929	$232,178
Change versus prior year	$29,421	$(7,249)
Percentage change versus prior year	13.1%	(3.1)%
Changes in net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015
Change attributable to:
Change in volume	13.0%	(7.2)%
Change in average selling prices	(0.2)%	0.1%
Foreign currency effects	(0.2)%	(1.1)%
Acquisitions	0.5%	5.2%
Other	0.0%	(0.1)%
Net change	13.1%	(3.1)%

During the year ended December 31, 2017, net revenues increased 13.1% over the prior year. The increase in net revenues is attributable to volume increases in all three reporting segments including the test and measurement and force measurement market sectors in the Foil Technology Products segment, the force measurement and precision weighing end markets in the Force Sensors segment, and the steel and precision weighing market sectors in the Weighing and Control Systems segment.

During the year ended December 31, 2016, revenues decreased 3.1% over the prior year. The increase in revenues attributable to the acquisitions of Stress-Tek and Pacific was offset by volume decreases in the Foil Technology Products segment, predominantly in the test and measurement market sector, and the Weighing and Control Systems segments, predominantly in the steel market sector.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2017	2016	2015
Gross profit margin	38.6%	36.8%	36.3%

The gross profit margin for the year ended December 31, 2017 increased 1.8% over the prior year mainly due to higher volume, in all three reporting segments. Volume increased 13.0% in 2017 as compared to 2016.

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
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015
Net revenues	$116,272	$100,942	$104,460
Change versus prior year	$15,330	$(3,518)
Percentage change versus prior year	15.2%	(3.4)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015
Change attributable to:
Change in volume	14.6%	(7.9)%
Change in average selling prices	(0.2)%	0.3%
Foreign currency effects	(0.3)%	0.4%
Acquisitions	1.1%	3.8%
Net change	15.2%	(3.4)%

For the year ended December 31, 2017, net revenues increased 15.2% as compared to the prior year due to higher volume from precision resistor OEM customers in the test and measurement market sector in Asia and Europe and the avionics military and aerospace market sector in the U.S.. Additionally, higher volume from advanced sensors products in the force measurement market sector in Asia and additional revenues from the acquisition of Pacific contributed to the improvements in net revenues. Negative foreign currency effects from the Japanese yen and the British pound were partially offset by positive foreign currency impacts from the Euro.

For the year ended December 31, 2016, net revenues decreased 3.4% as compared to the prior year. Revenues added from the acquisition of Pacific were offset by lower volume. This reduced volume was primarily attributable to a downturn in the foil strain gage business, resulting from overstocking of inventory by our distributors as well as a decline in demand from the oil and gas sector.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2017	2016	2015
Gross profit margin	41.1%	39.0%	39.9%

For the year ended December 31, 2017, the gross profit margin increased 2.1% as compared to the prior year mainly due to higher volume and labor efficiencies, partially offset by negative foreign currency impacts relating to the Israeli shekel and higher fixed manufacturing costs including headcount and wage increases.

For the year ended December 31, 2016, the gross profit margin decreased slightly as compared to the prior year mainly due to lower volume and labor inefficiencies related to the expansion of our advanced sensors platform.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015
Net revenues	$65,446	$60,234	$61,048
Change versus prior year	$5,212	$(814)
Percentage change versus prior year	8.7%	(1.3)%
Changes in Force Sensors segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015
Change attributable to:
Change in volume	9.4%	0.8%
Change in average selling prices	(0.9)%	(0.6)%
Foreign currency effects	0.2%	(1.5)%
Net change	8.7%	(1.3)%
For the year ended December 31, 2017, net revenues increased 8.7% from the prior year mainly due to higher volume with OEM customers in the force measurement and precision weighing end markets in all regions. Positive foreign currency effects from the Euro offset the negative foreign currency effects with the British pound to add to the improvement in net revenues.
For the year ended December 31, 2016, net revenues decreased 1.3% from the prior year. The slight improvement in volume was offset by negative foreign currency effects, primarily relating to the British pound.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2017	2016	2015
Gross profit margin	27.8%	26.0%	20.5%
For the year ended December 31, 2017, the gross profit margin increased 1.8% when compared to the prior year primarily due to higher volume and cost savings measures, including headcount reductions from plant closures and relocations.
For the year ended December 31, 2016, the gross profit margin increased when compared to the prior year primarily due to cost savings realized from the movement of production from a leased facility in China to an owned facility in India and positive foreign currency impacts.

Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015
Net revenues	$72,632	$63,753	$66,670
Change versus prior year	$8,879	$(2,917)
Percentage change versus prior year	13.9%	(4.4)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2017 vs. 2016	2016 vs. 2015
Change attributable to:
Change in volume	13.7%	(13.7)%
Change in average selling prices	0.3%	0.4%
Foreign currency effects	(0.1)%	(3.5)%
Acquisitions	0.0%	12.5%
Other	0.0%	(0.1)%
Net change	13.9%	(4.4)%

For the year ended December 31, 2017, net revenues increased 13.9% when compared to the prior year mainly due to improvements in the steel business in Asia and the on-board weighing products in Europe and the Americas. Negative foreign currency effects with the British pound were almost completely offset by positive foreign currency impacts from the Euro and Canadian dollar.

For the year ended December 31, 2016, net revenues decreased 4.4% when compared to the prior year. The increase in volume from the acquisition of Stress-Tek was offset by declines in volume from reduced demand in the steel industry (particularly in China), the oil and gas downturn in the Norwegian offshore market and uncertainty in capital spending following the Brexit announcement. Foreign currency effects also negatively impacted net revenues.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2017	2016	2015
Gross profit margin	44.5%	43.6%	45.1%

For the year ended December 31, 2017, the gross profit margin increased from the prior year mainly driven by the improved volume in the steel business and on-board weighing business.

For the year ended December 31, 2016, the gross profit margin decreased from the prior year mainly due to lower volume in the process weighing and steel businesses and also the negative effect of foreign currencies, primarily the British pound, Euro and the Canadian dollar.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2017	2016	2015
Total SG&A expenses	$74,614	$68,938	$71,282
as a percentage of net revenues	29.3%	30.6%	30.7%
SG&A expenses for the year ended December 31, 2017 increased $5.7 million versus the prior year mainly due to higher personnel costs, including wage increases, higher bonuses and incentive compensation and additional SG&A expenses of $0.6 million associated with the operation of Pacific, which was acquired on April 6, 2016. Additionally, SG&A expenses for the year ended December 31, 2016 included $1.3 million of strategic evaluation costs.
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
Acquisition Costs
No acquisition costs were incurred for the year ended December 31, 2017. For the year ended December 31, 2016, we recorded acquisition costs in our consolidated statements of operations of $0.5 million in connection with the acquisitions of Stress-Tek and Pacific. For the year ended December 31, 2015, we recorded acquisition costs of $0.2 million in connection with the acquisition of Stress-Tek.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the years ended, December 31, 2017 and December 31, 2016, there was no impairment in the carrying value of our goodwill and indefinite-lived intangible assets.
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
The Company recorded restructuring costs of $2.0 million, $2.7 million, and $4.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.1 million and $0.4 million of restructuring costs were recorded during the year ended December, 31, 2017 and 2016, respectively, related to this closure. This closure was substantially complete as of December 31, 2016.
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. Approximately $0.6 million, $0.4 million, and $4.5 million of restructuring costs, excluding the cost associated with the Costa Rica closure, were recorded during the years ended December 31, 2017, 2016 and 2015, respectively, related to this program. The Company exceeded its anticipated annual savings of at least $6.0 million in 2016. Implementation of this program was completed in 2017.

During the years ended December 31, 2017 and 2016, the Company initiated other cost reduction plans at locations in Europe, the U.S. and Canada. Approximately $1.3 million and $1.9 million of restructuring costs, primarily severance, were recorded during the year ended December 31, 2017 and 2016, respectively, related to these plans.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $1.8 million, $1.5 million, and $0.8 million for the years ended, December 31, 2017, 2016, and 2015, respectively. Interest expense was higher in 2017 compared to 2016 due higher interim borrowings and higher interest rates. Interest expense was higher in 2016, as compared to 2015, due to higher debt associated with funding the acquisitions of Stress-Tek and Pacific, which were completed on December 30, 2015 and April 6, 2016, respectively.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2017	2016	Change
Foreign exchange gain/(loss)	$(724)	$449	$(1,173)
Interest income	167	179	$(12)
Other	1,337	(246)	$1,583
	$780	$382	$398

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains/(losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the British pound and Israeli shekel.
Included within Other, for the year ended December 31, 2017, is net proceeds of $1.5 million related to a lease termination payment at the Company's Tianjin, People's Republic of China location. The relocation of operation in Tianjin has been completed and the majority of the expenses associated with the move have been incurred.

	Years ended December 31,
	2016	2015	Change
Foreign exchange loss	$449	$(2,146)	$2,595
Interest income	179	225	(46)
Other	(246)	(161)	(85)
	$382	$(2,082)	$2,464

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange losses during the period, as compared to the prior year period is primarily due to fluctuations in the Canadian dollar and Israeli shekel.

Income Taxes
Our effective tax rate for the year ended December 31, 2017 was 30.0%, compared to 33.3% for the year ended December 31, 2016, and 2,668.0% for the year ended December 31, 2015. Our effective tax rate is lower in 2017 compared to 2016 primarily due to the effects of statutory rate changes, foreign exchange movements and changes in valuation allowance off-set by an increase related to the 2017 Tax Act (discussed below).

On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Act") was enacted. The 2017 Tax Act significantly changes U.S. tax law by, among other things, lowering the corporate tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017. The 2017 Tax Act permanently reduces the U.S. tax rate from a maximum of 35% to a flat 21% , effective January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are re-measured at the enacted tax rate expected to apply to taxable income in the years in which the temporary differences are expected to recover or be settled.
Guidance issued by the Securities Exchange Commission ("SEC"), provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. Consistent with that guidance, the Company provisionally determined the tax cost of the one-time transition tax under the 2017 Tax Act to be approximately $2.2 million. This amount includes the tax benefit from the net operating loss of approximately $3.9 million because the Company intends to elect to utilize its net operating loss to reduce its provisional tax. As a result of the implementation of a modified territorial tax system, the Company reassessed its assertion with respect to certain subsidiaries that the earnings of those subsidiaries are indefinitely reinvested and recorded a deferred tax liability of $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million of previously unremitted earnings. We have recognized the provisional tax impact related to the transition tax, the benefit of revaluation of deferred tax assets and liabilities, and included these amounts in the consolidated financial statements for the year ended December 31, 2017. The final impact may differ from the provisional amount recognized, primarily due to the need for additional analysis, changes in our interpretation of the 2017 Tax Act, or issuance of additional regulatory guidance. In accordance with SAB 118 the financial reporting impact of the 2017 Tax Act will be completed in the fourth quarter of 2018.
We reassessed our ability to realize our U.S. deferred tax assets during 2017 and have concluded that realization of those deferred tax assets is still not "more likely than not". The valuation allowance on U.S. deferred tax assets was reduced in 2017 as a result of the expected utilization of net operating losses and foreign tax credits. In addition, our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:
2017

•	10.8% increase as a result of the enactment of the 2017 Tax Act in the U.S., as described above, on December 22, 2017, which significantly changed U.S. corporate income tax laws.

•
5.5% rate reduction related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates primarily attributable to our operations in Israel.

•	6.3% rate reduction related to foreign currency primarily attributable to our operations in Israel and India.

•	1.9% rate reduction related to decrease in valuation allowance primarily by our non-US entities
2016

•	13.2% rate increase relating to the current year impact of establishing valuation allowances on deferred tax assets, primarily with respect to U.S. federal and state deferred tax assets.

•	8.5% rate increase related to the adjustment of deferred tax assets established in various foreign jurisdictions in prior years.

•
14.8% rate reduction related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates primarily attributable to our operations in Israel.

•	9.4% rate reduction attributable to changes in our liability for uncertain tax positions, primarily attributable to the settlement of a tax examination in Israel.
2015

•	2,432.6% rate increase resulting primarily from the establishment of valuation allowances with respect to substantially all of the U.S. federal and state deferred tax assets.

•
131.2% rate reduction related to the effects of foreign operations primarily related to the differences between U.S. and non-U.S. statutory tax rates which is primarily attributable to our operations in Israel. No tax provision has been recorded for additional U.S. tax attributable to these foreign earnings since our intention is to indefinitely reinvest these earnings outside the U.S.

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
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2017 and December 31, 2016, were 4.19% and 4.00%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 4.19% and 4.00%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2017. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
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
Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Effective May 12, 2017, a holder of the Company's exchangeable notes exercised its option to exchange approximately $1.3 million principal amount of the notes for 57,729 shares of VPG common stock at the contractual put/call rate of $22.57 per share. Following these transactions, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $2.8 million, which are exchangeable for an aggregate of 123,808 shares of VPG common stock. The total interest rate was 1.69% at December 31, 2017.
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $0.4 million at December 31, 2017 and $0.5 million at December 31, 2016. The debt is payable monthly over the next 4 years at a zero percent interest rate.
See Note 7 to our consolidated financial statements for additional details.
Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2017 was $22.7 million as compared to $11.5 million for the year ended December 31, 2016, and $14.3 million for the year ended December 31, 2015. Cash provided by operating activities for the year ended December 31, 2017 was driven by an increase in net earnings and a receipt of a lease termination payment of $1.5 million. Cash provided by operating activities for the year ended December 31, 2016 was impacted by cash payments of $4.2 million related to restructuring and $1.1 million related to the strategic alternative evaluation process. Cash provided by operating activities for the year ended December 31, 2015 was impacted by a decrease in net earnings.
Approximately 93% and 83% of our cash and cash equivalents balance at December 31, 2017 and 2016, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
Asia	28%	27%
United States	7%	17%
Israel	37%	16%
Europe	15%	19%
United Kingdom	5%	12%
Canada	8%	9%
Total	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million. The Company will continue to evaluate its cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds in excess of the $25.5 million, that could be subject to local tax or local withholding tax. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, and the planned dividend noted above, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2017, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $1.8 million noted above. As of December 31, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $43.5 million.

For the year ended December 31, 2017, we generated free cash of $16.3 million. We refer to “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash generated from operations ($22.7 million) in excess of our capital expenditures ($7.0 million) and net of proceeds from the sale of assets ($0.5 million).
The following table summarizes the components of net cash (debt) at December 31, 2017 and at December 31, 2016 (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$74,292	$58,452

Third-party debt, including current and long-term
Term loans	$20,500	$23,000
Revolving debt	9,000	9,000
Third-party debt held by Japanese subsidiary	401	509
Exchangeable notes, due 2102	2,794	4,097
Deferred financing costs	(340)	(454)
Total third-party debt	32,355	36,152
Net cash	$41,937	$22,300
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
Our financial condition as of December 31, 2017 is strong, with a current ratio (current assets to current liabilities) of 3.7 to 1.0, as compared to a current ratio of 4.2 to 1.0 at December 31, 2016.
Cash paid for property and equipment for the year ended December 31, 2017 and December 31, 2016 was $7.0 million and $10.4 million, respectively. Capital spending for 2017 was comprised of projects related to the normal maintenance of business, cost reduction programs, and some carryover projects from 2016. Capital expenditures for 2018 are expected to be approximately $15.0 million to $17.0 million. The majority of these capital expenditures will be incurred outside the United States.

Contractual Commitments
As of December 31, 2017, we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$32,695	$3,878	$26,006	$17	$2,794
Interest payments on long-term debt	6,160	953	1,324	95	3,788
Operating leases	7,563	3,113	3,888	562	—
Unrecognized tax benefits, including interest and penalties	915	95	—	—	820
Expected pension and postretirement plan benefit payments from unfunded plans (a)	4,648	437	889	978	2,344
Expected pension and postretirement plan contributions to funded plans (b)	1,030	1,030	—	—	—
Total contractual cash obligations	$53,011	$9,506	$32,107	$1,652	$9,746

(a)	Due to the nature of unfunded plans, benefit payments are considered to be funded when paid.

(b)	Due to the uncertainty of future cash outflows, contributions to the pension and other postretirement benefit plans subsequent to 2018 have been excluded from the table above.

Our consolidated balance sheet at December 31, 2017 includes approximately $0.9 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. See Note 6 to our consolidated financial statements for further discussion of the Tax Matters Agreement.
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
At December 31, 2017, we have $2.8 million outstanding on our exchangeable notes, which bear interest at LIBOR.
The Company entered into a second amended and restated revolving credit facility on December 30, 2015. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2017, the Company has $9.0 million borrowings outstanding under the revolving credit facility and $20.5 million in outstanding term loans.
At December 31, 2017, we have $74.3 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2017 and 2016, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.1 million in 2017 and to have an immaterial impact to annualized net earnings in 2016.
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
We have performed a sensitivity analysis as of December 31, 2017 and 2016, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2017 and 2016, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.5 million and $1.7 million for the years ended December 31, 2017 and December 31, 2016, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.2 million and $1.0 million for the years ended December 31, 2017 and December 31, 2016, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are included herein, commencing on page F-1 of this report.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," as of the end of the period covered by this Form 10-K.

Based on this evaluation, our management, including the chief executive officer and chief financial officer evaluated the structure and effectiveness of our worldwide organization and the design and operating effectiveness of control structure. Management determined that certain controls and procedures did not operate effectively and resulted in the material weakness discussed below.

After giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment as of December 31, 2017, our management believes that our internal control over financial reporting was not effective due to the aggregation of certain internal control deficiencies related to the design, operating effectiveness and monitoring of various transaction and monitoring controls. The Company has undergone significant changes in size, complexity and structure of the organization due to multiple restructurings and multiple acquisitions. These activities caused operations to be moved and consolidated, a reduction in personnel in certain locations while adding personnel from acquisitions in other locations, and a general change in operating structure. We did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect the changes from the restructurings, acquisition activities or general changes in operating structure. This contributed to design and operating deficiencies in our internal controls. Further, we found our monitoring of the design and effectiveness of controls either did not occur or failed to identify various control design and operating deficiencies amidst such significant changes. The absence of a robust monitoring function allowed deficiencies present in the internal control structure to remain undetected by our monitoring processes.

Remediation Plan with Respect to Material Weakness
Our management has developed a plan to remediate the material weakness in our internal control over financial reporting by expanding the internal audit function at the Company to examine and update our internal control processes, to update the control activities documentation, to perform expanded risk assessment activities, to implement controls to mitigate the risks identified and to redesign our monitoring program to improve the identification, reporting and remediation of control deficiencies.

Our management expects the remediation plan to extend over multiple financial reporting periods throughout 2018. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weakness or modify certain of the remediation measures.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Vishay Precision Group, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in their ability to identify relevant risks within their financial processes and properly design controls to mitigate the identified risks, and also their ability to adequately monitor and identify operating deficiencies in existing control activities. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 15, 2018, which expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 15, 2018

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2017, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

1)	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2017 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

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

10.18†	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference).
10.19†
Form of Restricted Stock Unit Award Agreement for Director Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference).

10.20†
Form of Restricted Stock Unit Award Agreement for Employee Grants (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference).

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

10.33
Second Amended and Restated Credit Agreement, dated December 30, 2015, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC, JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2016 and incorporated herein by reference).

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

10.37
Lease agreement, dated July 7, 2016, by and among between Vishay Advanced Technologies, Ltd. and Marshee Estates & Investments Ltd. (previously filed as an exhibit to the Registrant's Current Report on Form 10-K filed with the SEC on March 16, 2016 and incorporated herein by reference).

10.38	Agreement, dated March 24, 2017, between the Company and Nokomis Capital, L.L.C. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2017).
10.39†
Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 and incorporated herein by reference).

10.40†
Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and Roland Desilets (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 and incorporated herein by reference).

10.41
Amendment, dated July 26, 2017, to that certain letter agreement, dated March 24, 2017, by and among Vishay Precision Group, Inc. and Nokomis Capital, L.L.C. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 27, 2017).

10.42†
Amendment to Employment Agreement, dated August 7, 2017, by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017 and incorporated herein by reference).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.

Exhibit No.	Description
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 15, 2018		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 15, 2018
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 15, 2018
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 15, 2018
Marc Zandman

/s/ Saul V. Reibstein	Director	March 15, 2018
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 15, 2018
Timothy V. Talbert

/s/ Cary Wood	Director	March 15, 2018
Cary Wood

/s/ Janet Clarke	Director	March 15, 2018
Janet Clarke

/s/ Bruce Lerner	Director	March 15, 2018
Bruce Lerner

/s/ Wesley Cummins	Director	March 15, 2018
Wesley Cummins

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in  the period ended December 31, 2017, and the related notes (collectively referred to as the  “consolidated financial statements”). In our opinion, the consolidated financial statements  present fairly, in all material respects, the financial position of the Company at December 31,  2017 and 2016, and the results of its operations and its cash flows for each of the three years  in the period ended December 31, 2017, in conformity with U.S. generally accepted  accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting  Oversight Board (United States) (PCAOB), the Company's internal control over financial  reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway  Commission (2013  framework), and our report dated March 15, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our  responsibility is to express an opinion on the Company’s financial statements based on our  audits. We are a public accounting firm registered with the PCAOB and are required to be  independent with respect to the Company in accordance with the U.S. federal securities laws  and the applicable rules and regulations of the Securities and Exchange Commission and the  PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement, whether due to error or fraud. Our  audits included performing procedures to assess the risks of material misstatement of the  financial statements, whether due to error or fraud, and performing procedures that respond to  those risks. Such procedures included examining, on a test basis, evidence regarding the  amounts and disclosures in the financial statements. Our audits also included evaluating the  accounting principles used and significant estimates made by management, as well as  evaluating the overall presentation of the financial statements. We believe that our audits  provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009
Philadelphia, Pennsylvania

March 15, 2018

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$74,292	$58,452
Accounts receivable, net of allowances for doubtful accounts of $578 and $523, respectively	46,789	34,270
Inventories:
Raw materials	16,601	15,647
Work in process	23,160	21,115
Finished goods	20,174	19,559
Inventories, net	59,935	56,321
Prepaid expenses and other current assets	10,299	6,831
Total current assets	191,315	155,874

Property and equipment, at cost:
Land	3,434	3,344
Buildings and improvements	50,276	48,454
Machinery and equipment	95,158	89,080
Software	7,955	7,441
Construction in progress	2,252	4,340
Accumulated depreciation	(103,401)	(97,374)
Property and equipment, net	55,674	55,285

Goodwill	19,181	18,717

Intangible assets, net	20,475	21,585

Other assets	19,906	19,049
Total assets	$306,551	$270,510

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2017	December 31, 2016
Liabilities and equity
Current liabilities:
Trade accounts payable	$13,678	$8,264
Payroll and related expenses	15,892	11,978
Other accrued expenses	15,952	13,285
Income taxes	2,515	772
Current portion of long-term debt	3,878	2,623
Total current liabilities	51,915	36,922

Long-term debt, less current portion	28,477	33,529
Deferred income taxes	2,300	735
Other liabilities	14,131	13,054
Accrued pension and other postretirement costs	16,424	14,713
Total liabilities	113,247	98,953

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,266,407 shares outstanding as of December 31, 2017 and 12,167,356 shares outstanding as of December 31, 2016	1,288	1,278
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,025,158 shares outstanding as of December 31, 2017 and December 31, 2016	103	103
Treasury stock, at cost - 619,667 shares held at December 31, 2017 and December 31, 2016	(8,765)	(8,765)
Capital in excess of par value	192,904	190,373
Retained earnings	43,076	28,731
Accumulated other comprehensive loss	(35,450)	(40,337)
Total Vishay Precision Group, Inc. stockholders' equity	193,156	171,383
Noncontrolling interests	148	174
Total equity	193,304	171,557
Total liabilities and equity	$306,551	$270,510

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2017	2016	2015
Net revenues	$254,350	$224,929	$232,178
Costs of products sold	156,067	142,120	147,949
Gross profit	98,283	82,809	84,229

Selling, general, and administrative expenses	74,614	68,938	71,282
Acquisition costs	—	494	185
Impairment of goodwill and indefinite-lived intangibles	—	—	4,942
Restructuring costs	2,044	2,666	4,461
Operating income	21,625	10,711	3,359

Other income (expense):
Interest expense	(1,842)	(1,486)	(771)
Other	780	382	(2,082)
Other (expense) income - net	(1,062)	(1,104)	(2,853)

Income before taxes	20,563	9,607	506

Income tax expense	6,169	3,199	13,500

Net earnings (loss)	14,394	6,408	(12,994)
Less: net earnings attributable to noncontrolling interests	49	4	14
Net earnings (loss) attributable to VPG stockholders	$14,345	$6,404	$(13,008)

Basic earnings (loss) per share attributable to VPG stockholders	$1.08	$0.49	$(0.96)
Diluted earnings (loss) per share attributable to VPG stockholders	$1.07	$0.48	$(0.96)

Weighted average shares outstanding - basic	13,262	13,187	13,485
Weighted average shares outstanding - diluted	13,471	13,419	13,485

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years ended December 31,
	2017	2016	2015
Net earnings (loss)	$14,394	$6,408	$(12,994)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	5,802	(4,488)	(6,947)
Pension and other postretirement actuarial items	(915)	(2,728)	386
Other comprehensive income (loss)	4,887	(7,216)	(6,561)

Comprehensive income (loss)	19,281	(808)	(19,555)

Less: comprehensive income attributable to noncontrolling interests	49	4	14

Comprehensive income (loss) attributable to VPG stockholders	$19,232	$(812)	$(19,569)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities
Net earnings (loss)	$14,394	$6,408	$(12,994)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	—	4,942
Depreciation and amortization	10,626	11,149	11,097
(Gain) loss on disposal of property and equipment	(195)	(823)	15
Share-based compensation expense	1,499	37	1,083
Inventory write-offs for obsolescence	2,065	1,755	1,354
Deferred income taxes	1,890	301	10,013
Other	893	(2,044)	2,521
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(10,537)	1,322	982
Inventories	(4,307)	(1,968)	(3,961)
Prepaid expenses and other current assets	(3,260)	955	2,799
Trade accounts payable	2,009	237	(2,550)
Other current liabilities	7,652	(5,824)	(1,034)
Net cash provided by operating activities	22,729	11,505	14,267

Investing activities
Capital expenditures	(6,960)	(10,425)	(9,978)
Proceeds from sale of property and equipment	541	4,203	117
Purchase of business	—	(10,626)	(20,022)
Net cash used in investing activities	(6,419)	(16,848)	(29,883)

Financing activities
Proceeds from long-term debt	—	—	29,000
Repayments of principal upon termination of long-term debt	—	—	(14,000)
Principal payments on long-term debt	(2,628)	(2,133)	(4,119)
Debt issuance costs	—	—	(453)
Proceeds from revolving facility	41,000	25,000	—
Payments on revolving facility	(41,000)	(20,000)	—
Purchase of treasury stock	—	—	(8,733)
Distributions to noncontrolling interests	(75)	(15)	(63)
Payments of employee taxes on certain share-based arrangements	(303)	(85)	(339)
Net cash (used in) provided by financing activities	(3,006)	2,767	1,293
Effect of exchange rate changes on cash and cash equivalents	2,536	(1,613)	(2,678)
Increase (decrease) in cash and cash equivalents	15,840	(4,189)	(17,001)

Cash and cash equivalents at beginning of year	58,452	62,641	79,642
Cash and cash equivalents at end of year	$74,292	$58,452	$62,641

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(10,092)	$(10,425)	$(9,978)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$(1,303)	$—	$—

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	$1,273	$103	$(32)	$189,532	$35,335	$(26,560)	$199,651	$234	$199,885
Net loss	—	—	—	—	(13,008)	—	(13,008)	14	(12,994)
Other comprehensive loss	—	—	—	—	—	(6,561)	(6,561)	—	(6,561)
Share-based compensation expense	—	—	—	1,083	—	—	1,083	—	1,083
Restricted stock issuances (32,297 shares)	3	—	—	(179)	—	—	(176)	—	(176)
Purchase of treasury stock (617,667 shares)	—	—	(8,733)	—	—	—	(8,733)	—	(8,733)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Balance at December 31, 2015	$1,276	$103	$(8,765)	$190,436	$22,327	$(33,121)	$172,256	$185	$172,441
Net earnings	—	—	—	—	6,404	—	6,404	4	6,408
Other comprehensive loss	—	—	—	—	—	(7,216)	(7,216)	—	(7,216)
Share-based compensation expense	—	—	—	37	—	—	37	—	37
Restricted stock issuances (22,871 shares)	2	—	—	(100)	—	—	(98)	—	(98)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2016	$1,278	$103	$(8,765)	$190,373	$28,731	$(40,337)	$171,383	$174	$171,557
Net earnings	—	—	—	—	14,345	—	14,345	49	14,394
Other comprehensive income	—	—	—	—	—	4,887	4,887	—	4,887
Share-based compensation expense	—	—	—	1,499	—	—	1,499	—	1,499
Restricted stock issuances (41,322 shares)	4	—	—	(265)	—	—	(261)	—	(261)
Common stock issuance from conversion of exchangeable notes ( 57,729 shares)	6			1,297			1,303		1,303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304

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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $11.7 million, $11.1 million, and $9.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have all the necessary information available to prepare and analyze the accounting treatment for the proper recognition of the tax impact of the 2017 Tax Act. In accordance with SAB 118 guidance, the Company has recorded the provisional tax impacts related to the deemed distribution of foreign earnings and the expense for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The final impact may differ from the provisional amount recognized, primarily due to the need for additional analysis, changes in the Company's interpretation of the 2017 Tax Act, or issuance of additional regulatory guidance. In accordance with SAB 118, the financial reporting impact of the 2017 Tax Act will be completed in the fourth quarter of 2018.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2017 or 2016.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.6 million and $0.5 million at December 31, 2017 and 2016, respectively. Bad debt expense was $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $8.7 million, $9.3 million, and $9.0 million for the years ended December 31, 2017, 2016, and 2015, respectively, which included software depreciation expense of $0.5 million, $0.6 million, and $0.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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

In 2015, the Company estimated the fair value of its IPRD asset using an income approach to valuation. The Company estimated the future cash flows associated with the IPRD and discounted those cash flows back to their net present value using a discount rate determined using the capital asset pricing model, and adjusted for the forecast risk inherent in the projections of cash flows associated with this asset. The estimates of cash flows included revenues to be generated by the products supported by the IPRD and the expected profits on those product sales. As of the date of the 2016 and 2017 impairment test, IPRD was subject to amortization and therefore was not included as part of the 2016 and 2017 impairment test.

The Company's required goodwill annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4, the 2017 and 2016 annual impairment tests resulted in no impairment. The interim impairment test for 2015 resulted in the Company recording an impairment charge in the third quarter of 2015.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified. As more fully described in Note 4, the 2017 and 2016 annual impairment tests resulted in no impairment. The annual impairment test for 2015 resulted in the Company recording an impairment charge in the third quarter of 2015.

Definite-lived intangible assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to fifteen years. Trade names are being amortized over useful lives of seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. The Company continually evaluates the reasonableness of the useful lives of these assets. Additionally, the Company reviews the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition.
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
Share-Based Compensation
Compensation costs related to share-based payments are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. Compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. The Company recognizes forfeitures as they occur. For performance based awards, the Company recognizes compensation cost for awards that are expected to vest based on whether performance criteria are expected to be met. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was comprised of multiple awards.
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
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The ASU will result in the reclassification of non-service costs components from Cost of products sold and Selling, general and administrative expenses to Other income (expense) - other for all periods presented. For the years ended December 31, 2017 and December 31, 2016, the Company estimates the new standard would have increased Operating income by approximately $0.9 million and $0.5 million, respectively, with an offsetting increase in Other income (expense).

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company prospectively adopted this ASU effective January 1, 2017. For the year ended December 31, 2017, the tax benefit within income tax expense for the tax effect of share-based payment transactions was not material. Prior to adoption, this amount would have been recorded as a component of Capital in excess of par value. The Company elected to change its accounting policy to recognize forfeitures as they occur.  As a result of this change, there was no cumulative-effect adjustment to retained earnings.  For the year ended December 31, 2017, the Company excluded excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average commons shares outstanding was not significant.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)," which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion,

Note 1 – Background and Summary of Significant Accounting Policies (continued)

disposal and transportation. The Company prospectively adopted this ASU effective January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting”. This ASU clarifies which changes to the terms or conditions of a share-based payment award will require modification accounting. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017‑01, “Clarifying the Definition of a Business.” This ASU provides a more robust framework to determine when a set of assets and activities constitutes a business.  The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2017 and will be applied prospectively to any transactions occurring within the period of adoption and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to clarify the presentation of certain cash receipts and payments within the statement of cash flows.  The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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
The Company adopted the requirements of the new standard on January 1, 2018 and applied the modified retrospective transition method. The modified retrospective method recognizes the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. This adjustment had an immaterial impact to retained earnings. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while prior periods amounts are not adjusted and reported in accordance with ASC 605. The process utilized for the adoption of the new standard was as follows:

•	Reviewed our current accounting policies to identify potential differences that would result from the application of the standard and updating accordingly.

•	Customer contracts were identified and reviewed.

•	Evaluation of the contract provisions and the comparison of historical accounting policies to the requirements of the new standard have been completed.
The Company determined that no significant changes were required to the business processes, systems and controls to effectively report revenue under the new standard.

Note 2 – Related Party Transactions
Until July 6, 2010, VPG was part of Vishay Intertechnology, and the assets and liabilities consisted of those that Vishay Intertechnology attributed to its precision measurement and foil resistor businesses. Following the spin-off on July 6, 2010, VPG is an independent, publicly-traded company, and Vishay Intertechnology does not retain any ownership interest in VPG, although a common group of stockholders control a significant portion of the voting power of each company and the companies have three common board members.

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

Working capital (a)	$921
Property and equipment	26
Long-term deferred income tax liability	(1,903)
Intangible assets:
Patents and acquired technology	1,300
Non-competition agreements	40
Customer relationships	3,500
Trade names	700
Total intangible assets	5,540
Fair value of acquired identifiable assets and liabilities	4,584
Purchase price	$10,626
Goodwill	$6,042

(a)	Working capital accounts include accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, income taxes payable, and other accrued expenses.

The weighted average useful lives for the patents and acquired technology, non-competition agreements, and customer relationships are 20 years, 6.5 years, and 15 years, respectively. None of the goodwill associated with this transaction is deductible for income tax purposes.

Note 3 – Acquisition Activity (continued)

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
The following table summarizes the fair values assigned to the assets and liabilities as of the December 30, 2015 acquisition date (in thousands):

Working capital (a)	$2,564
Property and equipment	6,338
Intangible assets:
Patents and acquired technology	1,600
Non-competition agreements	60
Customer relationships	2,500
Trade names	700
Total intangible assets	4,860
Fair value of acquired identifiable assets	13,762
Purchase price	$20,073
Goodwill	$6,311

(a)	Working capital accounts include cash, accounts receivable, inventory, prepaid expenses and other current assets, trade accounts payable, accrued payroll, and other accrued expenses.

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

Note 3 – Acquisition Activity (continued)

	Years ended December 31,
	2016	2015
Accounting and legal fees	$51	$70
Appraisal fees	12	62
Other	—	53
	$63	$185

Note 4 – Goodwill and Other Intangible Assets

The Company performed the first step of the two-step impairment test as of the first day of the fiscal 2017 fourth quarter by calculating the fair value of the reporting units and comparing it against its carrying amount. The Company estimated the fair value of its reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation used the Company’s estimates of the future cash flows of the reporting unit discounted to their net present value applying a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures and working capital requirements. The market approach to valuation used the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple. The Company applied that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit. Both of these approaches to estimating the fair value of the unit use inputs that are considered “Level 3” inputs to the fair value estimate (see Note 15 for a definition of Level 3 valuation inputs within the fair value hierarchy). The Company equally weighted the results of the income approach and the market approach to arrive at the estimated fair value of the reporting units.

After completing step one, the Company determined that the fair value of each of the reporting units exceeded its carrying value resulting in passing step one. The Company's analysis in 2016 also resulted in all units passing step one. As a result of the 2015 goodwill impairment test for the KELK business, the Company recorded impairment charges of $4.8 million in 2015.

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

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Instruments
Balance at January 1, 2016	$12,603	$6,179	$6,424	$—
Goodwill acquired	6,042	—	—	6,042
Adjustment to goodwill acquired	(113)	—	(113)	—
Foreign currency translation adjustment	185	185	—	—
Balance at December 31, 2016	18,717	6,364	6,311	6,042
Foreign currency translation adjustment	464	464	—	—
Balance at December 31, 2017	19,181	6,828	6,311	6,042

Note 4 – Goodwill and Other Intangible Assets (continued)

Intangible assets were as follows (in thousands):

	December 31,
	2017	2016
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$9,439	$9,669
Customer relationships	21,810	20,934
Trade names	1,693	1,621
Non-competition agreements	12,084	11,348
	45,026	43,572
Accumulated amortization:
Patents and acquired technology	(3,839)	(3,865)
Customer relationships	(9,657)	(8,162)
Trade names	(1,688)	(1,609)
Non-competition agreements	(11,850)	(10,761)
	(27,034)	(24,397)
Net intangible assets subject to amortization	$17,992	$19,175

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	2,483	2,410
	$20,475	$21,585
Certain intangible assets are subject to foreign currency translation.
The Company performed an impairment test on the indefinite-lived trade names as of the first day of the fiscal 2017 fourth quarter and determined there was no impairment.  The Company's analysis in 2016 also resulted in no impairment. As a result of the 2015 indefinite-lived trade names impairment test, the Company recorded an impairment charge of $0.2 million related to the KELK trade name.
Amortization expense was $1.9 million, $1.8 million, and $2.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2018	$1,762
2019	1,575
2020	1,572
2021	1,525
2022	1,524

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

Note 5 – Restructuring Costs (continued)

On March 23, 2016, the Company announced, in connection with the November 16, 2015 global cost reduction program, the decision to close its facility in Alajuela, Costa Rica. Approximately $0.1 million and $0.4 million of restructuring costs were recorded during the year ended December, 31, 2017 and 2016, respectively, related to this closure. This closure was substantially complete as of December 31, 2016.
On November 16, 2015, the Company announced a cost reduction program as part of its efforts to improve efficiency and operating performance. Approximately $0.6 million and $0.4 million of restructuring costs, excluding the cost associated with the Costa Rica closure, were recorded during the year ended December 31, 2017 and 2016, respectively, related to this program. Implementation of this program was completed in 2017.
During the year ended December 31, 2017 and 2016, the Company initiated other cost reduction plans at locations in Europe, the U.S. and Canada. Approximately $1.3 million and $1.9 million of restructuring costs, primarily severance, were recorded during the years ended December 31, 2017 and 2016, respectively, related to these plans.
The Company recorded restructuring costs of $2.0 million, $2.7 million, and $4.5 million during the years ended December 31, 2017, 2016, and 2015, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes the activity to date related to these programs. The accrued restructuring liability balance as of December 31, 2017 and 2016, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

Balance at January 1, 2015	$351
Restructuring charges in 2015	4,461
Cash payments	(1,964)
Foreign currency translation	(21)
Balance at December 31, 2015	$2,827
Restructuring charges in 2016	2,666
Cash payments	(4,152)
Foreign currency translation	(8)
Balance at December 31, 2016	$1,333
Restructuring charges in 2017	2,044
Cash payments	(3,122)
Foreign currency translation	(1)
Balance at December 31, 2017	$254

Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2017	2016	2015
Domestic	$(3,552)	$(5,285)	$(4,874)
Foreign	24,115	14,892	5,380
	$20,563	$9,607	$506
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$(425)	$(18)	$492
State and local	89	30	(12)
Foreign	4,615	2,886	3,007
	4,279	2,898	3,487
Deferred:
Federal	(257)	(1,176)	10,039
State and local	(1)	(9)	630
Foreign	2,148	1,486	(656)
	1,890	301	10,013
Total income tax expense	$6,169	$3,199	$13,500
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Tax at statutory rate	$7,197	$3,362	$177
State income taxes, net of U.S. federal tax benefit	93	(15)	383
Effect of foreign operations	(1,137)	(1,418)	664
Change in valuation allowance	(397)	1,266	12,309
Change in unrecognized tax benefits, net	105	(899)	12
Impairment of goodwill and indefinite-lived intangibles	—	—	360
Specialty tax credits	(139)	(78)	(216)
Statutory rate changes	(470)	(180)	114
Effect of foreign exchange	(1,292)	88	139
Prior period deferred tax adjustments	—	817	—
2017 Tax Act:
Effects of U.S. tax reform	11,311	—	—
Change in valuation allowance	(9,093)	—	—
Other	(9)	256	(442)
Total income tax expense	$6,169	$3,199	$13,500

Note 6 – Income Taxes (continued)

On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Act") was enacted. The 2017 Tax Act significantly changes U.S. tax law by, among other things, lowering the corporate tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017. The 2017 Tax Act permanently reduces the U.S. tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate expected to apply to taxable income in the years in which the temporary differences are expected to recover or be settled.

Guidance issued by the Securities Exchange Commission ("SEC"), provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. Consistent with that guidance, the Company provisionally determined the tax cost of the one-time transition tax under the 2017 Tax Act to be approximately $2.2 million. This amount includes the tax benefit from the net operating loss of approximately $3.9 million because the Company intends to elect to utilize its net operating loss to reduce its provisional tax. As a result of the implementation of a modified territorial tax system, the Company reassessed its assertion with respect to certain subsidiaries that the earnings of those subsidiaries are indefinitely reinvested and recorded a deferred tax liability of $1.8 million withholding tax associated with the planned cash distribution of approximately $25.5 million of previously unremitted earnings. The deferred tax liability of $1.8 million is included in the provisional tax of $2.2 million.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have all the necessary information available to prepare and analyze the accounting treatment for the proper recognition of the tax impact of the 2017 Tax Act. In accordance with SAB 118 guidance, the Company has recorded the provisional tax impacts related to the deemed distribution of foreign earnings and the expense for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The final impact may differ from the provisional amount recognized, primarily due to the need for additional analysis, changes in our interpretation of the 2017 Tax Act, or issuance of additional regulatory guidance. In accordance with SAB 118, the financial reporting impact of the 2017 Tax Act will be completed in the fourth quarter of 2018.

The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At December 31, 2017, because we are still evaluating the GILTI provision and our analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

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

Note 6 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Pension and other postretirement costs	$4,295	$4,714
Inventories	1,800	2,466
Net operating/capital loss carryforwards	9,523	11,825
Tax credit carryforwards	—	5,077
Deferred compensation	2,142	2,468
Other accruals and reserves	3,192	3,229
Total gross deferred tax assets	20,952	29,779
Less: valuation allowance	(12,434)	(20,741)
	8,518	9,038
Deferred tax liabilities:
Tax over book depreciation	(125)	(189)
Investment in subsidiary	(2,214)	(350)
Intangible assets, including tax deductible goodwill	(713)	(1,361)
Total gross deferred tax liabilities	(3,052)	(1,900)

Net deferred tax assets	$5,466	$7,138

In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2016 and 2017, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek and Pacific was also considered in determining the realization of the U.S. deferred tax assets. The Pacific acquisition resulted in the establishment of deferred tax liabilities which allowed the Company to adjust its previously established valuation allowance by $1.6 million. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2017 and 2016, the valuation allowance on U.S. deferred tax assets was approximately $10.1 million and $18.1 million, respectively. The decrease in the valuation allowance is primarily driven by the utilization of net operating losses, tax credits and changes in tax rates.

The Company also has valuation allowances of $2.3 million and $2.6 million at December 31, 2017 and 2016, respectively, with respect to certain foreign net operating loss and capital loss carryforwards. The valuation allowance related to state tax expense was $2.1 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. Of the total $2.1 million, $1.0 million related to the 2017 Tax Act. The valuation allowance related to Israel capital losses was reduced during 2016 as a result of the sale of the Karmiel facility because the sale triggered a capital gain. Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2017	2016
U.S. federal	$3,040	$13,101
U.S. state (net of U.S. federal tax benefit)	7,092	5,022
Israel - capital losses	1,622	1,486

Note 6 – Income Taxes (continued)

The following table summarizes significant net operating losses and credit carryforwards as of December 31, 2017 (in thousands):

	December 31,
Jurisdiction	2017	Expiring
U.S state net operating losses	12,083	2023 - 2036
Israel net operating losses	11,677	No expiration
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $120.0 million at December 31, 2017 compared to $96.5 million at December 31, 2016. As a result of the 2017 Tax Act the Company has recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million. Other than the planned cash distribution of $25.5 million, substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly, no provision has been made for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $1.8 million noted above, additional withholding taxes of approximately $15.0 million are estimated to be payable upon remittance of the remaining previously unremitted earnings as of December 31, 2017.
Net income taxes paid were $4.1 million, $3.9 million, and $4.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
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
As of December 31, 2017 and 2016, the Company recorded immaterial gross tax liabilities related to these uncertain tax positions. The Company has also recorded a corresponding receivable from Vishay Intertechnology.

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$772	$1,506	$1,704
Addition based on tax positions related to current year	163	63	109
(Reduction) addition based on tax positions related to prior years	(12)	66	13
Addition related to acquired company	—	297	—
Currency translation adjustments	14	16	(29)
Reduction for settled tax examinations	—	(906)	—
Reduction for payments made	—	—	(241)
Reduction for lapses of statute of limitations	(114)	(270)	(50)
Balance before indemnification receivable	823	772	1,506
Receivable from Vishay Intertechnology for indemnification	(12)	(57)	(107)
Balance at end of year	$811	$715	$1,399
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued total penalties and interest of $0.1 million as of December 31, 2017, none of which was included in the indemnification receivable. As of December 31, 2016 and December 31, 2015, the Company accrued total penalties and interest of $0.3 million and $0.3 million, respectively.
Included in the balance of unrecognized tax benefits as of December 31, 2017, 2016, and 2015 is $0.8 million, $0.8 million, and $1.5 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2018. As of December 31, 2017, the Company anticipates that it is reasonably possible that it will reverse up to $0.2 million of its current unrecognized tax benefits within the calendar year due to the expiration of the statute of limitations in certain jurisdictions. In addition, the Company believes it is reasonably possible that it may pay up to $0.1 million to tax authorities to settle current unrecognized tax benefits. None of the unrecognized tax benefits the Company expects to reverse in 2017 due to statute lapses are covered by the Tax Matters Agreement.
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
During the fourth quarter of 2017, the Company concluded a tax examination in Japan for one of its subsidiaries, covering the years 2014 through 2016.
During 2016, the Company concluded a tax examination in Israel for the years 2012-2014. The Company is subject to ongoing income tax audits, administrative appeals and judicial proceedings in India spanning a number of years.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2017	2016
2015 Credit Agreement - Revolving Facility	$9,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	3,664	4,128
2015 Credit Agreement - U.S. Delayed Draw Term Facility	8,956	10,092
2015 Credit Agreement - Canadian Term Facility	7,880	8,780
Exchangeable Unsecured Notes, due 2102	2,794	4,097
Other debt	401	509
Deferred financing costs	(340)	(454)
	32,355	36,152
Less: current portion	3,878	2,623
	$28,477	$33,529
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
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2017 and December 31, 2016, were 4.19% and 4.00%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 4.19% and 4.00%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2017. If the Company is not in compliance

Note 7 – Long-Term Debt (continued)

with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
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
Other Lines of Credit
In addition to the 2015 and 2013 Revolving Facilities discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $3.0 million and $3.0 million at December 31, 2017 and 2016, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $1.2 million and $0.5 million at December 31, 2017 and 2016, respectively.
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
Effective August 28, 2013, a holder of the Company's exchangeable notes exercised its option to exchange approximately $5.9 million principal amount of the notes for 259,687 shares of VPG common stock. Effective May 12, 2017, a holder of the Company's exchangeable notes exercised its option to exchange approximately $1.3 million principal amount of the notes for 57,729 shares of VPG common stock at the contractual put/call rate of $22.57 per share. Following these transactions, VPG has outstanding exchangeable unsecured notes with a principal amount of approximately $2.8 million, which are exchangeable for an aggregate of 123,808 shares of VPG common stock. (See also Note 13).
The notes bear interest at LIBOR. Interest is payable quarterly on March 31, June 30, September 30, and December 31 of each calendar year. The total interest rate was 1.69% at December 31, 2017.
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 4 years at a zero percent interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2018	$3,878
2019	5,128
2020	20,878
2021	17
2022	—
Thereafter	2,794

Note 7 – Long-Term Debt (continued)

Interest paid on third-party debt was $1.7 million, $1.3 million, and $0.6 million during the years ended December 31, 2017, 2016, and 2015, respectively.
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
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2015
Pension and other postretirement actuarial items	$(4,803)	$141	$(21)	$120	$(4,683)
Reclassification adjustment for recognition of actuarial items		304	(38)	266	266
Foreign currency translation adjustment	(21,757)	(6,947)	—	(6,947)	(28,704)
	$(26,560)	$(6,502)	$(59)	$(6,561)	$(33,121)
December 31, 2016
Pension and other postretirement actuarial items	$(4,417)	$(3,505)	$544	$(2,961)	$(7,378)
Reclassification adjustment for recognition of actuarial items		271	(38)	233	233
Foreign currency translation adjustment	(28,704)	(4,488)	—	(4,488)	(33,192)
	$(33,121)	$(7,722)	$506	$(7,216)	$(40,337)
December 31, 2017
Pension and other postretirement actuarial items	$(7,145)	$(1,465)	$112	$(1,353)	$(8,498)
Reclassification adjustment for recognition of actuarial items		583	(145)	438	438
Foreign currency translation adjustment	(33,192)	5,654	148	5,802	(27,390)
	$(40,337)	$4,772	$115	$4,887	$(35,450)

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
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.7 million at December 31, 2017 and $1.6 million at December 31, 2016, and the related liabilities of $2.3 million and $2.0 million at December 31, 2017 and 2016, respectively.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2017		December 31, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$25,187	$3,833	$23,348	$3,373
Service cost (adjusted for actual employee contributions)	513	96	403	100
Interest cost	674	142	784	130
Contributions by participants	35	—	42	—
Actuarial (gains) losses	673	900	4,809	525
Benefits paid	(564)	(245)	(732)	(295)
Curtailments and settlements	—	—	(20)	—
Currency translation	2,099	—	(3,447)	—
Benefit obligation at end of year	$28,617	$4,726	$25,187	$3,833

Change in plan assets:
Fair value of plan assets at beginning of year	$14,553	$—	$15,122	$—
Actual return on plan assets	957	—	1,441	—
Company contributions	1,013	245	1,240	295
Contributions by participants	35	—	42	—
Benefits paid	(564)	(245)	(732)	(295)
Currency translation	1,460	—	(2,560)	—
Fair value of plan assets at end of year	$17,454	$—	$14,553	$—

Funded status at end of year	$(11,163)	$(4,726)	$(10,634)	$(3,833)
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2017		December 31, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Accrued pension and other postretirement costs	$(11,163)	$(4,726)	$(10,634)	$(3,833)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2017		December 31, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Unrecognized net actuarial loss	$8,169	$2,370	$7,763	$1,588
Unrecognized prior service cost	2	—	2	—
Unamortized transition obligation	3	—	3	—
	$8,174	$2,370	$7,768	$1,588

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2017	2016
Accumulated benefit obligation, all plans	$26,907	$23,633
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$27,317	$24,102
Accumulated benefit obligation	26,074	22,963
Fair value of plan assets	16,274	13,491
Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2017		2016		2015
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Annual service cost	$548	$96	$445	$100	$457	$88
Less: employee contributions	35	—	42	—	44	—
Net service cost	513	96	403	100	413	88
Interest cost	674	142	784	130	857	126
Expected return on plan assets	(536)	—	(630)	—	(656)	—
Amortization of actuarial losses	463	119	192	75	232	72
Amortization of transition obligation	1	—	5	—	1	—
Curtailment and settlement losses	—	—	—	—	1	—
Net periodic benefit cost	$1,115	$357	$754	$305	$848	$286
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2017, 2016, and 2015. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2018 is $0.7 million.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2017		2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	2.42%	3.33%	2.59%	3.77%
Rate of compensation increase	2.66%	N/A	2.63%	N/A
Expected return on plan assets	3.46%	N/A	4.49%	N/A
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2017 and 2016:

	2017		2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	2.59%	3.77%	3.65%	3.98%
Rate of compensation increase	2.63%	N/A	2.82%	N/A
Expected return on plan assets	4.49%	N/A	4.47%	N/A
Health care trend rate	N/A	6.36%	N/A	4.81%

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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2017 and 2016.
Plan assets are comprised of:

	December 31, 2017		December 31, 2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Equity securities	53%	—	55%	—
Fixed income securities	38%	—	36%	—
Cash and cash equivalents	9%	—	9%	—
Total	100%	—	100%	—
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

Note 9 – Pensions and Other Postretirement Benefits (continued)

As of December 31, 2017		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$9,271	$9,271	$—	$—
Fixed income securities	6,629	6,629	—	—
Cash and cash equivalents	1,554	1,554	—	—
	$17,454	$17,454	$—	$—

As of December 31, 2016		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$8,047	$8,047	$—	$—
Fixed income securities	5,203	5,203	—	—
Cash and cash equivalents	1,303	1,303	—	—
	$14,553	$14,553	$—	$—
Estimated future benefit payments are as follows (in thousands):

	Pension Plans	OPEB Plans
2018	$659	$346
2019	595	337
2020	599	366
2021	761	412
2022	783	368
2023 - 2027	4,464	1,643
The Company anticipates making contributions to its funded and unfunded pension and postretirement benefit plans of approximately $1.5 million during 2018.
Other Retirement Obligations
The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2017 and 2016, the consolidated balance sheets include $1.2 million and $0.8 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.3 million at December 31, 2017 and $3.2 million at December 31, 2016, and the related liabilities of $4.4 million and $4.1 million at December 31, 2017 and 2016, respectively.

Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2017, the Company had reserved 256,730 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder, the underlying shares would be available for future grants under the Plan.
Stock Options
In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.
The following table summarizes the Company’s stock option activity (number of options in thousands):

	Years ended December 31,
	2017		2016		2015
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding:
Beginning of year	18	$18.92	18	$18.92	18	$18.92
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired	(18)	18.92	—	—	—	—
End of year	—	$—	18	$18.92	18	$18.92
Vested and expected to vest	—		18		18
Exercisable:
End of year	—		18		18
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2017, 2016, or 2015.
Options outstanding at the beginning of 2017 expired during 2017. No options were exercised during the year ended December 31, 2017.
Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2017. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On February 9, 2017, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards were comprised of 53,913 RSUs and have an aggregate target grant-date fair value of $0.9 million. Twenty-five percent of these awards will vest on January 1, 2020, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2020, subject to the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, each weighted equally, and the executives' continued employment. The awards issued in 2015 and 2016 have similar allocations and vesting criteria.
On March 23, 2017, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.4 million and were comprised of 23,921 RSUs. Twenty-five percent of these awards will vest on January 1, 2020 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2020, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings goals and cash flow goals, and the employee's continued employment.

On May 25, 2017, the Board of Directors approved the issuance of an aggregate of 15,495 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of the Annual Stockholders meeting or May 25, 2018, subject to the directors' continued service on the Board of Directors.
On July 26, 2017, the Board of Directors approved the issuance of an aggregate of 5,176 RSUs to newly appointed independent board members of the Board of Directors. These awards represented a pro-rated portion of the annual equity grant made to non-executive directors pursuant to the Plan. The aggregate grant-date fair value of these awards was $0.1 million and these awards will vest on the earlier of the next Annual Stockholders meeting or May 25, 2018.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2017		2016		2015
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	377	$14.04	278	$15.04	236	$14.89
Granted	98	16.75	129	11.69	94	15.90
Vested	(58)	14.78	(30)	13.15	(52)	15.93
End of year	417	$14.57	377	$14.04	278	$15.04
The fair value of the RSUs vested during 2017 is $1.0 million.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2018	45	16	61
January 1, 2019	2	82	84
January 1, 2020	55	3	58
Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2017	2016	2015
Restricted stock units	$1,499	$37	$1,083
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
During 2017, it was determined that certain performance objectives associated with awards granted in 2015 were likely to be met, when share based compensation expense related to these performance objectives had been reduced in prior years. This necessitated an increase to share-based compensation expense associated with those awards in 2017. However, it was also determined that certain performance objectives associated with awards granted in 2016 and 2017 were not likely to be fully met, necessitating a reversal of certain compensations expense associated with those awards. As a net result, adjustments increasing share based compensation expense totaling $0.4 million were recorded during the year based on anticipated performance levels..
During 2016, it was determined that certain performance objectives associated with awards granted in 2014, 2015, and 2016 to executives and certain other employees were not likely to be fully met. As a result, adjustments reducing share-based compensation expense totaling $1.4 million were recorded during the year based on anticipated performance levels. A similar adjustment was made in 2015 reducing share-based compensation expense by $0.2 million.
The deferred tax benefit on share-based compensation expense was $0.1 million, $0.0 million, and $0.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, the Company had $1.1 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 1.7 years.
Note 11 – Commitments, Contingencies, and Concentrations
Leases
The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.
Total rental expense under operating leases was $3.6 million, $3.6 million, and $3.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Future minimum lease payments for operating leases (excluding related party leases as described in Note 2) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2018	$3,113
2019	2,380
2020	1,508
2021	390
2022	172
Thereafter	—
Litigation
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company is of the opinion that the disposition of these proceedings will not have a material adverse effect on its business or its financial condition, results of operations, and cash flows.
Executive Employment Agreements
The Company has employment agreements with its executive officers which outline base salary, incentive compensation, and equity-based compensation. The employment agreements with the Company's executive officers also provide for incremental compensation in the event of termination without cause or resignation for good reason.
On May 8, 2017, the Company amended the employment agreements of its chief financial officer and its general counsel to modify the severance amounts payable to the executives in the event of termination without cause or resignation for good cause. In one case, the executive’s cash bonus opportunity was increased beginning with the 2017 fiscal year.
On August 7, 2017, the Company amended the employment agreement of the chief executive officer primarily to document as part of his U.S. employment agreement certain employee consents, obligations, and benefits applicable to the executive as an employee of the Company’s Israeli subsidiary.
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
Market Concentrations
No single customer comprises greater than 5% of net revenues.
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2017 and 2016, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2017 and 2016, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
Asia	28%	27%
United States	7%	17%
Israel	37%	16%
Europe	15%	19%
United Kingdom	5%	12%
Canada	8%	9%
Total	100%	100%

Note 12 – Segment and Geographic Data
VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells, and modules. The Weighing and Control Systems reporting segment is comprised of complete systems which include load cells and instrumentation for weighing, force control and force measurement for a variety of uses such as process control and on-board weighing applications.
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

Note 12 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2017
Net third-party revenues	$116,272	$65,446	$72,632	$—	$254,350
Intersegment revenues	2,316	1,346	911	(4,573)	—
Gross profit	47,755	18,192	32,336	—	98,283
Segment operating income (loss)	26,426	9,274	14,770	(28,845)	21,625
Restructuring costs	85	849	602	508	2,044
Depreciation and amortization expense	4,946	2,537	2,133	1,010	10,626
Capital expenditures	4,519	4,297	823	453	10,092
Total assets	119,175	77,756	97,007	12,613	306,551

2016
Net third-party revenues	$100,942	$60,234	$63,753	$—	$224,929
Intersegment revenues	2,340	1,954	818	(5,112)	—
Gross profit	39,368	15,632	27,809	—	82,809
Segment operating income (loss)	20,391	7,056	10,221	(26,957)	10,711
Acquisition costs	427	—	67	—	494
Restructuring costs	1,137	413	837	279	2,666
Depreciation and amortization expense	4,894	2,924	2,323	1,008	11,149
Capital expenditures	6,516	2,179	1,551	179	10,425
Total assets	99,411	64,934	90,447	15,718	270,510

2015
Net third-party revenues	$104,460	$61,048	$66,670	$—	$232,178
Intersegment revenues	2,400	2,105	760	(5,265)	—
Gross profit	41,640	12,510	30,079	—	84,229
Segment operating income (loss)	24,285	3,459	11,289	(35,674)	3,359
Acquisition costs	—	—	185	—	185
Impairment of goodwill and indefinite-lived intangibles	—	—	4,942	—	4,942
Restructuring costs	613	2,932	517	399	4,461
Depreciation and amortization expense	5,098	3,080	1,956	963	11,097
Capital expenditures	7,585	1,486	467	440	9,978
Total assets	86,709	65,445	99,935	11,658	263,747
The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Unallocated selling, general, and administrative expenses	$(26,801)	$(23,797)	$(26,086)
Acquisition costs	—	(494)	(185)
Impairment of goodwill and indefinite-lived intangibles	—	—	(4,942)
Restructuring costs	(2,044)	(2,666)	(4,461)
	$(28,845)	$(26,957)	$(35,674)

Note 12 – Segment and Geographic Data (continued)

The following geographic data include net revenues based on revenues generated by subsidiaries located within that geographic area, and property and equipment based on physical location (in thousands):

	Years ended December 31,
Net Revenues	2017	2016	2015
United States	$105,664	$95,919	$92,332
United Kingdom	26,487	26,845	30,684
Other Europe	52,427	46,401	50,857
Israel	7,308	5,497	3,435
Asia	45,084	34,883	34,893
Canada	17,380	15,384	19,977
	$254,350	$224,929	$232,178

	December 31,
Property and Equipment - Net	2017	2016
United States	$11,932	$12,132
United Kingdom	4,385	4,110
Other Europe	1,427	1,255
Israel	18,895	19,894
Asia	18,100	16,904
Canada and Other	935	990
	$55,674	$55,285

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

Note 13 – Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2017	2016	2015
Numerator:

Numerator for basic earnings per share:
Net earnings (loss) attributable to VPG stockholders	$14,345	$6,404	$(13,008)
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	24	18	—
Numerator for diluted earnings per share:
Net earnings (loss) attributable to VPG stockholders	$14,369	$6,422	$(13,008)
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,262	13,187	13,485
Effect of dilutive securities:
Exchangeable notes	145	181	—
Restricted stock units	64	51	—
Dilutive potential common shares	209	232	—
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,471	13,419	13,485

Basic earnings (loss) per share attributable to VPG stockholders	$1.08	$0.49	$(0.96)

Diluted earnings (loss) per share attributable to VPG stockholders	$1.07	$0.48	$(0.96)
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2017	2016	2015
Weighted average employee stock options	—	18	18
Weighted average exchangeable notes	—	—	181
Weighted average restricted stock units	—	—	36
Note 14 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2017	2016	2015
Foreign exchange gain (loss)	$(724)	$449	$(2,146)
Interest income	167	179	225
Other	1,337	(246)	(161)
	$780	$382	$(2,082)

Note 14 – Additional Financial Statement Information (continued)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains/(losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the British pound and Israeli shekel.
Included within Other, for the year ended December 31, 2017, is net proceeds of $1.5 million related to a lease termination payment at the Company's Tianjin, People's Republic of China location. The relocation of operation in Tianjin has been completed and the majority of the expenses associated with the move have been incurred.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Customer advance payments	$3,229	$2,468
Accrued restructuring	254	1,333
Goods received, not yet invoiced	4,060	1,618
Accrued taxes, other than income taxes	1,680	1,379
Accrued commissions	1,694	1,460
Accrued professional fees	1,731	2,155
Other	3,304	2,872
	$15,952	$13,285

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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2017 and December 31, 2016 include a $7.8 million and $6.6 million liability, respectively, associated with Israeli severance requirements in other liabilities.

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

Note 15 – Fair Value Measurements (continued)

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2017		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,988	$364	$4,624	$—

As of December 31, 2016		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,772	$537	$4,235	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2017 and December 31, 2016, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at December 31, 2017 and December 31, 2016 is approximately $33.4 million and $36.0 million, respectively, compared to its carrying value of $32.4 million and $36.2 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.
Note 16 – Subsequent Events
Executive RSU grant
On February16, 2018, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.3 million and were comprised of 52,166 RSUs. Twenty-five percent of these awards will vest on January 1, 2021, subject to the executives continued employment. The performance-based portion of the RSUs will also vest on January 1, 2021, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals.
Exchangeable Notes
Effective February 26, 2018, the holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at the contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes have been canceled and VPG has no further obligations pursuant to such notes.

Note 17 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$59,787	$62,319	$62,805	$69,439	$56,629	$57,996	$54,490	$55,814
Gross profit	22,517	24,759	24,267	26,740	19,775	21,495	20,265	21,274
Operating income	3,737	5,644	5,319	6,925	990	1,688	2,639	5,394
Net earnings	2,003	3,616	4,325	4,450	496	1,849	1,083	2,980
Less: net earnings attributable to noncontrolling interests	8	(3)	70	(26)	16	(19)	32	(25)
Net earnings attributable to VPG stockholders	1,995	3,619	4,255	4,476	480	1,868	1,051	3,005
Per Share Data: (b)
Basic earnings per share	$0.15	$0.27	$0.32	$0.34	$0.04	$0.14	$0.08	$0.23
Diluted earnings per share	$0.15	$0.27	$0.32	$0.33	$0.04	$0.14	$0.08	$0.22
Certain Items Recorded during the Quarters:
Acquisition purchase accounting adjustments	$—	$—	$42	$49	$296	$195	$46	$49
Acquisition costs	—	—	—	—	62	352	—	80
Strategic alternative evaluation costs	—	—	—	—	—	—	1,079	265
Gain on sale of building	—	—	—	—	—	—	—	(837)
Net proceeds from lease termination	—	—	(1,544)	—	—	—	—	—
Tax rebate	—	—	—	189	—	—	—	—
Restructuring costs	554	315	423	752	675	1,011	709	271
Tax effect of reconciling items and discrete tax items	42	13	(394)	165	(179)	1,468	27	(597)

(a)
The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third, and fourth quarters of 2017 ended on April 1, July 1, September 30, and December 31, respectively. The first, second, third, and fourth quarters of 2016 ended on April 2, July 2, October 1, and December 31, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.