Form 10-Q
period 2018-03-31
Vishay Precision Group, Inc.
filed 2018-05-09
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2018, the registrant had 12,428,582 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
March 31, 2018

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,734	$74,292
Accounts receivable, net	53,141	46,789
Inventories:
Raw materials	18,247	16,601
Work in process	23,387	23,160
Finished goods	19,963	20,174
Inventories, net	61,597	59,935

Prepaid expenses and other current assets	12,668	10,299
Total current assets	201,140	191,315

Property and equipment, at cost:
Land	3,484	3,434
Buildings and improvements	50,816	50,276
Machinery and equipment	97,199	95,158
Software	8,068	7,955
Construction in progress	2,501	2,252
Accumulated depreciation	(106,324)	(103,401)
Property and equipment, net	55,744	55,674

Goodwill	18,995	19,181

Intangible assets, net	19,748	20,475

Other assets	19,775	19,906
Total assets	$315,402	$306,551

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$12,953	$13,678
Payroll and related expenses	17,201	15,892
Other accrued expenses	16,408	15,952
Income taxes	2,103	2,515
Current portion of long-term debt	3,926	3,878
Total current liabilities	52,591	51,915

Long-term debt, less current portion	27,717	28,477
Deferred income taxes	2,300	2,300
Other liabilities	13,968	14,131
Accrued pension and other postretirement costs	16,952	16,424
Total liabilities	113,528	113,247

Commitments and contingencies

Equity:
Common stock	1,304	1,288
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	195,259	192,904
Retained earnings	47,911	43,076
Accumulated other comprehensive loss	(33,939)	(35,450)
Total Vishay Precision Group, Inc. stockholders' equity	201,873	193,156
Noncontrolling interests	1	148
Total equity	201,874	193,304
Total liabilities and equity	$315,402	$306,551

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net revenues	$73,091	$59,787
Costs of products sold	44,586	37,270
Gross profit	28,505	22,517

Selling, general, and administrative expenses	20,319	18,018
Restructuring costs	—	554
Operating income	8,186	3,945

Other income (expense):
Interest expense	(442)	(452)
Other	(649)	(529)
Other income (expense) - net	(1,091)	(981)

Income before taxes	7,095	2,964

Income tax expense	2,137	961

Net earnings	4,958	2,003
Less: net earnings attributable to noncontrolling interests	(30)	8
Net earnings attributable to VPG stockholders	$4,988	$1,995

Basic earnings per share attributable to VPG stockholders	$0.37	$0.15
Diluted earnings per share attributable to VPG stockholders	$0.37	$0.15

Weighted average shares outstanding - basic	13,342	13,210
Weighted average shares outstanding - diluted	13,497	13,438

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net earnings	$4,958	$2,003

Other comprehensive income (loss):
Foreign currency translation adjustment	1,417	1,489
Pension and other postretirement actuarial items, net of tax	94	36
Other comprehensive income	1,511	1,525

Total comprehensive income	6,469	3,528

Less: comprehensive income attributable to noncontrolling interests	(30)	8

Comprehensive income attributable to VPG stockholders	$6,499	$3,520

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 31, 2018	April 1, 2017
Operating activities
Net earnings	$4,958	$2,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,684	2,681
Gain on disposal of property and equipment	(53)	(109)
Share-based compensation expense	373	243
Inventory write-offs for obsolescence	613	297
Deferred income taxes	268	(97)
Other	(723)	(359)
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,519)	(3,362)
Inventories, net	(1,910)	284
Prepaid expenses and other current assets	(2,517)	(2,154)
Trade accounts payable	1,687	1,422
Other current liabilities	1,943	2,032
Net cash provided by operating activities	1,804	2,881

Investing activities
Capital expenditures	(4,296)	(1,962)
Proceeds from sale of property and equipment	53	148
Net cash used in investing activities	(4,243)	(1,814)

Financing activities
Principal payments on long-term debt and capital leases	(2,970)	(657)
Proceeds from revolving facility	8,000	7,000
Payments on revolving facility	(3,000)	(7,000)
Distributions to noncontrolling interests	(117)	(2)
Payments of employee taxes on certain share-based arrangements	(785)	(303)
Net cash provided by (used in) financing activities	1,128	(962)
Effect of exchange rate changes on cash and cash equivalents	753	694
(Decrease) increase in cash and cash equivalents	(558)	799

Cash and cash equivalents at beginning of period	74,292	58,452
Cash and cash equivalents at end of period	$73,734	$59,251

Supplemental disclosure of non-cash investing transactions:
Capital expenditures purchased	$(1,773)	$(1,962)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$(2,794)	$—

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	4,988	—	4,988	(30)	4,958
Other comprehensive income	—	—	—	—	—	1,511	1,511	—	1,511
Share-based compensation expense	—	—	—	373	—	—	373	—	373
Restricted stock issuances (33,031 shares)	4	—	—	(800)	—	—	(796)	—	(796)
Common stock issuance from conversion of exchangeable notes (123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(117)	(117)
Balance at March 31, 2018	$1,304	$103	$(8,765)	$195,259	$47,911	$(33,939)	$201,873	$1	$201,874

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018. The results of operations for the fiscal quarter ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2018 and 2017 end on the following dates:

	2018	2017
Quarter 1	March 31,	April 1,
Quarter 2	June 30,	July 1,
Quarter 3	September 29,	September 30,
Quarter 4	December 31,	December 31,
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” and modified the standard thereafter. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted the new revenue standard as of January 1, 2018 using the modified retrospective method. See Note 2 for additional details.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to clarify the presentation of certain cash receipts and payments within the statement of cash flows.  The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated condensed financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory”.  This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The new guidance does not apply to intra-entity transfers of inventory.  The income tax consequences from the sale of inventory from one member of the consolidated entity to another will continue to be deferred until the inventory is sold to a third party.  The Company’s adoption of this standard on January 1, 2018 resulted in a $0.2 million cumulative effect adjustment to the 2018 beginning retained earnings.

In January 2017, the FASB issued ASU No. 2017‑01, “Clarifying the Definition of a Business.” This ASU provides a more robust framework to determine when a set of assets and activities constitutes a business.  The Company adopted this standard effective January 1, 2018 and did not have a material impact on the consolidated condensed financial statements.

Note 1 – Basis of Presentation (continued)

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost are presented outside of operating income. The Company adopted the new standard as of January 1, 2018 and recorded the non-service cost component of $0.2 million to Other income (expense) - other for the three fiscal months ended March 31, 2018. Additionally, the non-service cost component of $0.2 million was reclassified from Operating income to Other income (expense) - other for the three fiscal months ended April 1, 2017.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting." This ASU clarifies which changes to the terms or conditions of a share-based payment award will require modification accounting. The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated condensed financial statements.
Recent Accounting Pronouncements
In January 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify to retained earnings the tax effects resulting from the Act related to items in AOCI that the FASB refers to as having been stranded in AOCI.  The new guidance may be applied retrospectively to each period in which the effect of the Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Act that are stranded in AOCI. The Company is evaluating the new standard to determine the impact on the Company’s consolidated condensed financial statements.

In January 2017, the FASB issued ASU No. 2017‑04, “Simplifying the Test for Goodwill Impairment.” This ASU eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the Company’s consolidated condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  The Company is evaluating the standard to determine the impact on the Company’s consolidated condensed financial statements.
Note 2 – Revenues
Adoption of ASC 606

On January 1, 2018 the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method. All of our contracts outstanding at December 31, 2017 were considered substantially complete as of January 1, 2018 and therefore resulted in no cumulative effect adjustments. The Company has determined that the impact of adoption of ASC 606 will not have a material impact on the timing or amount of revenue that we recognize based on our business activities existing at the date of adoption.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied, which generally occurs with the transfer of control of our products. For certain contracts with post-shipment obligations, revenue is recognized when the post-shipment obligation is satisfied. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing post-shipment obligations. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Given the specialized nature of the Company's products, it generally does not allow product returns. Shipping and handling costs are recorded to Costs of product sold when control of the product has transferred to the customer. The Company offers standard product warranties. Warranty related costs continue to be recognized as expense when the products are sold.

Note 2 – Revenues (continued)

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Three Months Ended March 31, 2018				Three Months Ended April 1, 2017
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$13,919	$10,025	$5,533	$29,477	$11,983	$8,270	$4,687	$24,940
United Kingdom	948	3,363	3,593	7,904	806	2,924	2,692	6,422
Other Europe	7,772	3,040	5,373	16,185	6,538	2,072	4,035	12,645
Israel	2,370	142	—	2,512	1,213	144	—	1,357
Asia	9,145	2,658	1,116	12,919	7,224	2,058	1,457	10,739
Canada	—	—	4,094	4,094	—	—	3,684	3,684
Total	$34,154	$19,228	$19,709	$73,091	$27,764	$15,468	$16,555	$59,787

The following table disaggregates net revenue from contracts with customers by market sector (in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Test & Measurement	$19,260	$15,983
Avionics, Military & Space	5,691	5,050
Medical	2,679	2,107
Precision Weighing	23,823	19,085
Force Measurement	17,292	12,375
Steel	4,346	5,187
Total	$73,091	$59,787

Arrangements with Multiple Performance Obligations

Contract with our customers can include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price which is determined based on the prices charged to customers when sold on a standalone basis.

Contract Assets & Liabilities

Contract Assets: Contract assets are established when revenues are recognized prior to a contractual payment due from the customer. When a payment becomes due based on the contract terms, the Company will reduce the contract asset and record a receivable.

Contract Liabilities: Contract liabilities are deferred revenues that are recorded when cash payments are received or due in advance of our performance obligations. Our payment terms vary by the type and location of the products offered. The term between invoicing and when payment is due is not significant.

The outstanding contract assets and (liability) accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2017	$824	$3,229
Balance at March 31, 2018	1,013	3,780
Increase/(decrease)	$189	$551

Note 2 – Revenues (continued)

The amount of revenue recognized in the current period that was included in the opening contract liability balance is $1.6 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2017	$19,181	$6,828	$6,311	$6,042
Foreign currency translation adjustment	(186)	(186)	—	—
Balance at March 31, 2018	$18,995	$6,642	$6,311	$6,042

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
The Company did not record any restructuring costs during the fiscal quarter ended March 31, 2018.
During the fiscal quarter ended April 1, 2017, the Company recorded aggregate restructuring costs of $0.6 million which consisted mainly of employee termination costs and facility closure costs incurred in connection with various cost reduction programs in Europe, the United States and Canada.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of March 31, 2018 and December 31, 2017, respectively, is included in other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2017	$254
Restructuring costs in 2018	—
Cash payments	(81)
Foreign currency translation	—
Balance at March 31, 2018	$173
Note 5 – Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Act") was enacted. The 2017 Tax Act significantly changed U.S. tax law by, among other things, lowering the corporate tax rate, implementing a partial territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017. The 2017 Tax Act permanently reduced the U.S. corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin ("SAB") 118 to address the application of U.S. GAAP in situations when a registrant does not have all the necessary information available to prepare and analyze the accounting treatment

Note 5 – Income Taxes (continued)

for the proper recognition of the tax impact of the 2017 Tax Act. In accordance with SAB 118 guidance, the Company has recorded the provisional tax impacts related to the deemed distribution of foreign earnings and the benefit for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. The final impact may differ from the provisional amount recognized. In accordance with SAB 118 the financial reporting impact of the 2017 Tax Act will be completed in the fourth quarter of 2018.

As of March 31, 2018, the Company has not completed the analysis for all of the tax effects of the 2017 Tax Act and has not recorded any additional adjustments to the provisional amounts recorded at December 31, 2017 year-end. The Company will continue to make and refine its calculations as additional analysis is completed. These estimates may also be affected as the Company gains a more thorough understanding of the tax law. These changes could be material to income tax expense.

The 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it has included GILTI related to current-year operations only in its Estimated Annual Effective Tax Rate and has not provided additional GILTI on deferred items.
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended March 31, 2018 was 30.1% compared to 32.4% for the fiscal quarter ended April 1, 2017. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily because of the reduced impact in the current quarter of certain discrete tax items, primarily having to do with fewer loss entities for which no benefit was recognized.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
2015 Credit Agreement - Revolving Facility	$14,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	3,490	3,664
2015 Credit Agreement - U.S. Delayed Draw Term Facility	8,530	8,956
2015 Credit Agreement - Canadian Term Facility	5,543	7,880
Exchangeable Unsecured Notes, due 2102	—	2,794
Other debt	389	401
Deferred financing costs	(309)	(340)
Total long-term debt	31,643	32,355
Less: current portion	3,926	3,878
Long-term debt, less current portion	$27,717	$28,477

Exchangeable Unsecured Notes, due 2102
Effective February 26, 2018, the holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at the contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes have been canceled and VPG has no further obligations pursuant to such notes.

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2018	$(27,390)	$(8,060)	$(35,450)
Other comprehensive income before reclassifications	1,417	—	1,417
Amounts reclassified from accumulated other comprehensive income (loss)	—	94	94
Balance at March 31, 2018	$(25,973)	$(7,966)	$(33,939)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2017	$(33,192)	$(7,145)	$(40,337)
Other comprehensive loss before reclassifications	1,489	—	1,489
Amounts reclassified from accumulated other comprehensive income (loss)	—	36	36
Balance at April 1, 2017	$(31,703)	$(7,109)	$(38,812)
Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 7).
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans.The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended March 31, 2018		Fiscal quarter ended April 1, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$138	$27	$117	$28
Interest cost	176	38	163	35
Expected return on plan assets	(142)	—	(130)	—
Amortization of actuarial losses	131	44	111	28
Net periodic benefit cost	$303	$109	$261	$91
Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At March 31, 2018, the Company had reserved 191,349 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
On February 16, 2018, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.3 million and were comprised of 52,166 RSUs. Twenty-five percent of these awards will vest on January 1, 2021, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2021, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and adjusted net earnings goals, each weighted equally.
On March 21, 2018, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.4 million and were comprised of 13,215 RSUs. Twenty-five percent of these awards will vest on January 1, 2021 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2021, subject to the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, and the employees' continued employment.
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

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Restricted stock units	$373	$243
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

Note 10 – Segment Information (continued)

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net third-party revenues:
Foil Technology Products	$34,154	$27,764
Force Sensors	19,228	15,468
Weighing and Control Systems	19,709	16,555
Total	$73,091	$59,787

Gross profit:
Foil Technology Products	$14,604	$11,499
Force Sensors	5,240	3,691
Weighing and Control Systems	8,661	7,327
Total	$28,505	$22,517

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$8,793	$6,063
Force Sensors	2,575	1,381
Weighing and Control Systems	3,878	3,081
Unallocated G&A expenses	(7,060)	(6,026)
Restructuring costs	—	(554)
Consolidated condensed operating income	$8,186	$3,945

Restructuring costs:
Foil Technology Products	$—	$(126)
Force Sensors	—	(177)
Weighing and Control Systems	—	(248)
Corporate/Other	—	(3)
	$—	$(554)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Intersegment sales:
Foil Technology Products to Force Sensors and Weighing and Control Systems	$1,019	$678
Force Sensors to Foil Technology Products and Weighing and Control Systems	$311	$419
Weighing and Control Systems to Foil Technology Products and Force Sensors	$161	$164

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$4,988	$1,995

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	5	6

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$4,993	$2,001

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,342	13,210

Effect of dilutive securities:
Exchangeable notes	90	181
Restricted stock units	65	47
Dilutive potential common shares	155	228

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,497	13,438

Basic earnings per share attributable to VPG stockholders	$0.37	$0.15

Diluted earnings per share attributable to VPG stockholders	$0.37	$0.15

Note 12 – Additional Financial Statement Information
The caption “other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Foreign exchange loss	$(525)	$(374)
Interest income	97	38
Other	(221)	(193)
	$(649)	$(529)
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 31, 2018
Assets
Assets held in rabbi trusts	$4,770	$130	$4,640	$—

December 31, 2017
Assets
Assets held in rabbi trusts	$4,988	$364	$4,624	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 31, 2018 and December 31, 2017, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at March 31, 2018 and December 31, 2017 is approximately $31.6 million and $33.4 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $31.6 million and $32.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
Net revenues for the fiscal quarter ended March 31, 2018 were $73.1 million versus $59.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 31, 2018 were $5.0 million, or $0.37 per diluted share, versus $2.0 million, or $0.15 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended March 31, 2018 and April 1, 2017 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit, adjusted gross profit margin, adjusted net earnings and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Gross profit	$28,505	$22,517
Gross profit margin	39.0%	37.7%

Adjusted gross profit	$28,505	$22,517
Adjusted gross profit margin	39.0%	37.7%

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Operating income	$8,186	$3,945
Operating margin	11.2%	6.6%

Reconciling items affecting operating margin
Restructuring costs	—	554

Adjusted operating income	$8,186	$4,499
Adjusted operating margin	11.2%	7.5%

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net earnings attributable to VPG stockholders	$4,988	$1,995

Reconciling items affecting operating margin
Restructuring costs	—	554
Less reconciling items affecting income tax expense
Tax effect of reconciling items	—	42
Adjusted net earnings attributable to VPG stockholders	$4,988	$2,507

Adjusted net earnings per diluted share	$0.37	$0.19

Weighted average shares outstanding - diluted	13,497	13,438

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2017 through the first quarter of 2018 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2017	2017	2017	2017	2018
Net revenues	$59,787	$62,319	$62,805	$69,439	$73,091

Gross profit margin	37.7%	39.7%	38.6%	38.5%	39.0%

End-of-period backlog	$61,400	$67,500	$76,200	$88,900	$93,900

Book-to-bill ratio	1.06	1.08	1.12	1.18	1.05

Inventory turnover	2.64	2.64	2.64	2.85	2.93

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2017	2017	2017	2017	2018
Foil Technology Products
Net revenues	$27,764	$29,306	$29,315	$29,888	$34,154
Gross profit margin	41.4%	41.9%	41.7%	39.3%	42.8%
End-of-period backlog	$31,100	$34,300	$35,500	$46,600	$47,900
Book-to-bill ratio	1.06	1.09	1.03	1.36	1.01
Inventory turnover	2.80	2.90	2.88	2.98	3.18

Force Sensors
Net revenues	$15,468	$15,656	$16,596	$17,726	$19,228
Gross profit margin	23.9%	28.9%	28.6%	29.5%	27.3%
End-of-period backlog	$14,100	$14,100	$18,300	$21,600	$19,900
Book-to-bill ratio	1.06	0.99	1.25	1.18	0.91
Inventory turnover	2.11	1.97	2.02	2.07	2.26

Weighing and Control Systems
Net revenues	$16,555	$17,357	$16,894	$21,825	$19,709
Gross profit margin	44.3%	45.8%	43.1%	44.8%	43.9%
End-of-period backlog	$16,200	$19,100	$22,400	$20,700	$26,100
Book-to-bill ratio	1.06	1.14	1.15	0.92	1.28
Inventory turnover	3.36	3.52	3.41	4.22	3.83
Net revenues for the first quarter of 2018 increased 5.3% from the fourth quarter of 2017 and 22.3% from the first quarter of 2017, due to increased volume in all three reporting segments.
Net revenues in the Foil Technology Products reporting segment increased 14.3% compared to the fourth quarter of 2017 and increased 23.0% from the first quarter of 2017. Sequentially, and compared to the first quarter of 2017, net revenues increased due to precision resistors growth in all regions primarily for the test and measurement market, and an increase in the revenues from advanced sensors products across all regions.
Net revenues in the Force Sensors reporting segment increased 8.5% from the fourth quarter of 2017, mainly due to higher volume with OEM customers in the force measurement market in Europe, along with positive foreign currency impacts. Net revenues increased 24.3% from the first quarter of 2017, mainly due to higher volume with OEM customers in the force measurement and precision weighing markets across all regions.
Net revenues in the Weighing and Control Systems reporting segment decreased 9.7% from the fourth quarter of 2017 and increased 19.1% from the first quarter of 2017. Sequentially, the lower net revenues are primarily related to the significant revenues in the steel business, primarily in Asia, that occurred in fourth quarter of 2017. Compared to the first quarter of 2017, the strong revenues are attributable to the on-board weighing and process weighing product lines in Europe and the Americas.
Overall gross profit margin in the first quarter of 2018 increased 0.5% as compared to the fourth quarter of 2017 and increased 1.3% from the first quarter of 2017.
Sequentially, an improvement in gross profit margin in the Foil Technology Products segment, directly due to improved volume, was almost completely offset by lower gross profit margin in the other reporting segments. The Force Sensors segment gross profit margin declined due to increases in manufacturing cost, mainly freight costs, and an increase in wages, while the decline in the Weighing and Control Systems segment was mainly due to the lower steel business revenues.
Compared to the first quarter of 2017, the Foil Technology Products and Force Sensors segments had a higher gross profit margins due to higher volume. This improvement was partially offset by a lower gross profit margin in the Weighing and Control Systems segment due to product mix.

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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2017 we closed two leased facilities in the United States and moved to more cost effective locations.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Instruments acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Along with our success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.

The Company recorded no restructuring costs during the fiscal quarter ended March 31, 2018 and $0.6 million of restructuring costs during the fiscal quarter ended April 1, 2017. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs, and were incurred in connection with various cost reduction programs.
We are evaluating plans to further reduce our costs by consolidating or relocating additional manufacturing operations. These plans may require us to incur restructuring and severance costs in future periods. While streamlining and reducing fixed overhead, we are exercising caution so that we will not negatively impact our customer service, or our ability to further develop products and processes.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended March 31, 2018, exchange rates increased net revenues by $3.2 million, and costs of products sold and selling, general, and administrative expenses by $3.4 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Costs of products sold	61.0%	62.3%
Gross profit	39.0%	37.7%
Selling, general, and administrative expenses	27.8%	30.1%
Operating income	11.2%	6.6%
Income before taxes	9.7%	5.0%
Net earnings	6.8%	3.4%
Net earnings attributable to VPG stockholders	6.8%	3.3%

Effective tax rate	30.1%	32.4%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net revenues	$73,091	$59,787
Change versus comparable prior year period	$13,304
Percentage change versus prior year period	22.3%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	16.4%
Change in average selling prices	(0.3)%
Foreign currency effects	6.2%
Net change	22.3%
During the fiscal quarter ended March 31, 2018, net revenues increased 22.3% as compared to the comparable prior year period due to increased volume in all three reporting segments.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Gross profit margin	39.0%	37.7%
The gross profit margin for the fiscal quarter ended March 31, 2018 increased 1.3% compared to the comparable prior year period. The Foil Technology Products and Force Sensors segments had a higher gross profit margins due to higher volume. This improvement was partially offset by a lower gross profit margin in the Weighing and Control Systems segment due to product mix.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net revenues	$34,154	$27,764
Change versus comparable prior year period	$6,390
Percentage change versus prior year period	23.0%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	18.6%
Change in average selling prices	(0.5)%
Foreign currency effects	4.9%
Net change	23.0%
Net revenues increased 23.0% for the fiscal quarter ended March 31, 2018, as compared to the comparable prior year period due to precision resistors growth in all regions primarily for the test and measurement market, and an increase in the revenues from advanced sensors products across all regions.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Gross profit margin	42.8%	41.4%
The gross profit margin increased 1.4% for the fiscal quarter ended March 31, 2018, when compared to the comparable prior year period due to higher volume.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net revenues	$19,228	$15,468
Change versus comparable prior year period	$3,760
Percentage change versus prior year period	24.3%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	19.9%
Change in average selling prices	(0.8)%
Foreign currency effects	5.2%
Net change	24.3%
Net revenues increased 24.3% for the fiscal quarter ended March 31, 2018, as compared to the comparable prior year period, mainly due to higher volume with OEM customers in the force measurement and precision weighing markets across all regions.

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Gross profit margin	27.3%	23.9%
The gross profit margin for the fiscal quarter ended March 31, 2018 increased 3.4% compared to the comparable prior year period mainly due to higher volume.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Net revenues	$19,709	$16,555
Change versus comparable prior year period	$3,154
Percentage change versus prior year period	19.1%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	9.8%
Change in average selling prices	0.7%
Foreign currency effects	8.6%
Net change	19.1%
Net revenues increased 19.1% for the fiscal quarter ended March 31, 2018, as compared to the comparable prior year period. The strong revenues are attributable to the on-board weighing and process weighing product lines in Europe and the Americas.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Gross profit margin	43.9%	44.3%
The gross profit margin for the fiscal quarter ended March 31, 2018 decreased 0.4% compared to the comparable prior year period, mainly due to product mix as improved revenues were generated from lower margin products.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017
Total SG&A expenses	$20,319	$18,018

as a percentage of net revenues	27.8%	30.1%
SG&A expenses for the fiscal quarter ended March 31, 2018 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases, bonuses and higher headcount and $1.0 million related to foreign currency effects.
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
The Company did not record restructuring costs during the fiscal quarter ended March 31, 2018.
During the fiscal quarter ended April 1, 2017, the Company recorded aggregate restructuring costs of $0.6 million which consisted mainly of employee termination costs and facility closure costs incurred in connection with various cost reduction programs in Europe, the United States and Canada.
Other Income (Expense)
Interest expense for the fiscal quarter ended March 31, 2018 was comparable with interest expense in the comparable prior year period.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 31, 2018	April 1, 2017	Change
Foreign exchange loss	$(525)	$(374)	$(151)
Interest income	97	38	59
Other	(221)	(193)	(28)
	$(649)	$(529)	$(120)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended March 31, 2018, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, the British pound, the Japanese yen, and the Canadian dollar.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Act") was enacted. The 2017 Tax Act significantly changed U.S. tax law by, among other things, lowering the corporate tax rate, implementing a partial territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017.
On December 22, 2017 the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have all the necessary information available to prepare and analyze the accounting treatment for the proper recognition of the tax impact of the 2017 Tax Act. In accordance with SAB 118 the financial reporting impact of the 2017 Tax Act will be completed in the fourth quarter of 2018.

As of March 31, 2018, the Company has not completed the analysis for all of the tax effects of the 2017 Tax Act and has not recorded any additional adjustments to the provisional amounts recorded at December 31, 2017 year end. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense

The 2017 Tax Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our Estimated Annual Effective Tax Rate and have not provided additional GILTI on deferred items.
The effective tax rate for the fiscal quarter ended March 31, 2018 was 30.1% compared to 32.4% for the fiscal quarter ended April 1, 2017. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily because of the reduced impact in the current quarter of certain discrete tax items, primarily having to do with fewer loss entities for which no benefit was recognized.
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
According to our credit agreement, borrowings under all facilities bear interest at either, upon our option, (1) a base rate which is the greater of the agent’s prime rate, the Federal Funds rate, or a LIBOR floor, plus a margin of 0.25% or (2) LIBOR plus, depending upon our leverage ratio, an interest rate margin ranging from 2.00% to 3.50%. We are also required to pay a quarterly fee of 0.30% per annum to 0.50% per annum on the unused portion of the secured revolving facility, which is determined based on our leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at March 31, 2018. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
During the first quarter of 2018, a holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at a contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes have been canceled and VPG has no further obligations pursuant to such notes.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.4 million at March 31, 2018 and $0.4 million at December 31, 2017.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the three fiscal months ended March 31, 2018, cash provided by operating activities was $1.8 million. Cash provided by operating activities for the three fiscal months ended April 1, 2017 was $2.9 million.
As of March 31, 2018, our free cash was $(2.4) million. We refer to the amount of cash provided by operating activities ($1.8 million) in excess of our capital expenditures ($4.3 million) and net of proceeds from the sale of assets ($0.1 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards.

The following table summarizes the components of net cash (debt) at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$73,734	$74,292

Third-party debt, including current and long-term:
Term loans	17,563	20,500
Revolving debt	14,000	9,000
Third-party debt held by Japanese subsidiary	389	401
Exchangeable notes, due 2102	—	2,794
Deferred financing costs	(309)	(340)
Total third-party debt	31,643	32,355
Net cash	$42,091	$41,937
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
Approximately 92% and 93% of our cash and cash equivalents balance at March 31, 2018 and December 31, 2017, respectively, was held by our non-U.S. subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of the Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million at December 31, 2017. The Company will continue to evaluate its cash needs, however we currently do not intend to repatriate funds in excess of the $25.5 million that could be subject to local tax or local withholding tax. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
See the following table for the percentage of cash and cash equivalents, by region, at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Israel	40%	37%
Asia	20%	28%
Europe	15%	15%
United States	8%	7%
United Kingdom	13%	5%
Canada	4%	8%
	100%	100%
Our financial condition as of March 31, 2018 remains strong, with a current ratio (current assets to current liabilities) of 3.8 to 1.0, as compared to a ratio of 3.7 to 1.0 at December 31, 2017.
Cash paid for property and equipment for the three fiscal months ended March 31, 2018 was $4.3 million compared to $2.0 million in the comparable prior year period. Capital expenditures for the three fiscal months ended March 31, 2018 are comprised of projects related to the normal maintenance of the business.
Contractual Committments
Our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below, management has identified a material weakness in our internal control over financial reporting which is an integral component of our disclosure controls and procedures. As a result of the material weakness that existed as of December 31, 2017, and continued to exist as of March 31, 2018, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, management concluded that there was a material weakness in internal controls as of December 31, 2017 due to the aggregation of certain internal control deficiencies related to the design, operating effectiveness and monitoring of various transaction and monitoring controls. The Company has undergone significant changes in size, complexity and structure of the organization due to multiple restructurings and multiple acquisitions. These activities caused operations to be moved and consolidated, a reduction in personnel in certain locations while adding personnel from acquisitions in other locations, and a general change in operating structure. We did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect the changes from the restructurings, acquisition activities or general changes in operating structure. This contributed to design and operating deficiencies in our internal controls. Further, we found our monitoring of the design and effectiveness of controls either did not occur or failed to identify various control design and operating deficiencies amidst such significant changes. The absence of a robust monitoring function allowed deficiencies present in the internal control structure to remain undetected by our monitoring processes.

Our management has developed and commenced implementation of a plan to remediate the material weakness in our internal control over financial reporting by expanding the internal audit function at the Company to examine and update our internal control processes, to update the control activities documentation, to perform expanded risk assessment activities, to implement controls to mitigate the risks identified and to redesign our monitoring program to improve the identification, reporting and remediation of control deficiencies. Our remediation efforts were not complete as of March 31,2018. Our management expects the remediation plan to extend over multiple financial reporting periods throughout 2018. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weakness or modify certain of the remediation measures. Once all remedial actions have been implemented, these actions will be tested to determine whether the applicable controls are operating effectively.

Except as noted in the preceding paragraphs, during our last fiscal quarter ended March 31,2018, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we do not currently consider significant, may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1 †	Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan.
10.2 †	Amendment to Employment Agreement, dated May 4, 2018, by and between Vishay Precision Group, Inc. and Roland Desilets.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2018, furnished in XBRL (eXtensible Business Reporting Language).
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

Date: May 9, 2018