Form 10-Q
period 2018-06-30
Vishay Precision Group, Inc.
filed 2018-08-07
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 7, 2018, the registrant had 12,449,253 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
June 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,713	$74,292
Accounts receivable, net	52,103	46,789
Inventories:
Raw materials	19,502	16,601
Work in process	23,936	23,160
Finished goods	21,984	20,174
Inventories, net	65,422	59,935

Prepaid expenses and other current assets	11,660	10,299
Total current assets	203,898	191,315

Property and equipment, at cost:
Land	3,412	3,434
Buildings and improvements	50,376	50,276
Machinery and equipment	97,772	95,158
Software	8,160	7,955
Construction in progress	2,172	2,252
Accumulated depreciation	(107,399)	(103,401)
Property and equipment, net	54,493	55,674

Goodwill	18,799	19,181

Intangible assets, net	18,966	20,475

Other assets	18,743	19,906
Total assets	$314,899	$306,551

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,049	$13,678
Payroll and related expenses	14,932	15,892
Other accrued expenses	16,758	15,952
Income taxes	2,888	2,515
Current portion of long-term debt	4,088	3,878
Total current liabilities	49,715	51,915

Long-term debt, less current portion	26,690	28,477
Deferred income taxes	2,300	2,300
Other liabilities	13,781	14,131
Accrued pension and other postretirement costs	16,115	16,424
Total liabilities	108,601	113,247

Commitments and contingencies

Equity:
Common stock	1,307	1,288
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	195,668	192,904
Retained earnings	55,604	43,076
Accumulated other comprehensive loss	(37,598)	(35,450)
Total Vishay Precision Group, Inc. stockholders' equity	206,319	193,156
Noncontrolling interests	(21)	148
Total equity	206,298	193,304
Total liabilities and equity	$314,899	$306,551

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	June 30, 2018	July 1, 2017
Net revenues	$74,231	$62,319
Costs of products sold	42,865	37,560
Gross profit	31,366	24,759

Selling, general, and administrative expenses	19,990	18,591
Restructuring costs	61	315
Operating income	11,315	5,853

Other income (expense):
Interest expense	(478)	(468)
Other	(272)	(571)
Other income (expense) - net	(750)	(1,039)

Income before taxes	10,565	4,814

Income tax expense	2,882	1,198

Net earnings	7,683	3,616
Less: net loss attributable to noncontrolling interests	(10)	(3)
Net earnings attributable to VPG stockholders	$7,693	$3,619

Basic earnings per share attributable to VPG stockholders	$0.57	$0.27
Diluted earnings per share attributable to VPG stockholders	$0.57	$0.27

Weighted average shares outstanding - basic	13,464	13,257
Weighted average shares outstanding - diluted	13,513	13,446

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 30, 2018	July 1, 2017
Net revenues	$147,322	$122,106
Costs of products sold	87,451	74,830
Gross profit	59,871	47,276

Selling, general, and administrative expenses	40,309	36,609
Restructuring costs	61	869
Operating income	19,501	9,798
Other income (expense):
Interest expense	(920)	(920)
Other	(921)	(1,100)
Other income (expense) - net	(1,841)	(2,020)

Income before taxes	17,660	7,778

Income tax expense	5,019	2,159

Net earnings	12,641	5,619
Less: net (loss) earnings attributable to noncontrolling interests	(40)	5
Net earnings attributable to VPG stockholders	$12,681	$5,614

Basic earnings per share attributable to VPG stockholders	$0.95	$0.42
Diluted earnings per share attributable to VPG stockholders	$0.94	$0.42

Weighted average shares outstanding - basic	13,409	13,233
Weighted average shares outstanding - diluted	13,511	13,442

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	June 30, 2018	July 1, 2017
Net earnings	$7,683	$3,616

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,934)	2,345
Pension and other postretirement actuarial items, net of tax	275	(67)
Other comprehensive income	(3,659)	2,278

Total comprehensive income	4,024	5,894

Less: comprehensive loss attributable to noncontrolling interests	(10)	(3)

Comprehensive income attributable to VPG stockholders	$4,034	$5,897

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	June 30, 2018	July 1, 2017
Net earnings	$12,641	$5,619

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,517)	3,834
Pension and other postretirement actuarial items, net of tax	369	(31)
Other comprehensive (loss) income	(2,148)	3,803

Comprehensive income	10,493	9,422

Less: comprehensive (loss) income attributable to noncontrolling interests	(40)	5

Comprehensive income attributable to VPG stockholders	$10,533	$9,417

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 30, 2018	July 1, 2017
Operating activities
Net earnings	$12,641	$5,619
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,332	5,318
Gain on disposal of property and equipment	(83)	(141)
Share-based compensation expense	801	492
Inventory write-offs for obsolescence	1,158	982
Deferred income taxes	1,086	(104)
Other	455	(445)
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,141)	(6,928)
Inventories, net	(7,304)	(761)
Prepaid expenses and other current assets	(1,724)	(1,397)
Trade accounts payable	(390)	1,020
Other current liabilities	1,536	3,676
Net cash provided by operating activities	7,367	7,331

Investing activities
Capital expenditures	(6,134)	(3,146)
Proceeds from sale of property and equipment	106	326
Net cash used in investing activities	(6,028)	(2,820)

Financing activities
Principal payments on long-term debt and capital leases	(3,847)	(1,314)
Proceeds from revolving facility	11,000	16,000
Payments on revolving facility	(6,000)	(16,000)
Distributions to noncontrolling interests	(129)	(46)
Payments of employee taxes on certain share-based arrangements	(801)	(303)
Net cash provided by (used in) financing activities	223	(1,663)
Effect of exchange rate changes on cash and cash equivalents	(1,141)	1,858
Increase in cash and cash equivalents	421	4,706

Cash and cash equivalents at beginning of period	74,292	58,452
Cash and cash equivalents at end of period	$74,713	$63,158

Supplemental disclosure of non-cash investing transactions:
Capital expenditures purchased	$(3,988)	$(3,146)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$(2,794)	$(1,303)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	12,681	—	12,681	(40)	12,641
Other comprehensive income	—	—	—	—	—	(2,148)	(2,148)	—	(2,148)
Share-based compensation expense	—	—	—	801	—	—	801	—	801
Restricted stock issuances (59,038 shares)	7	—	—	(819)	—	—	(812)	—	(812)
Common stock issuance from conversion of exchangeable notes (123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(129)	(129)
Balance at June 30, 2018	$1,307	$103	$(8,765)	$195,668	$55,604	$(37,598)	$206,319	$(21)	$206,298

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018. The results of operations for the fiscal quarter ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2018 and 2017 end on the following dates:

	2018	2017
Quarter 1	March 31,	April 1,
Quarter 2	June 30,	July 1,
Quarter 3	September 29,	September 30,
Quarter 4	December 31,	December 31,
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” and modified the standard thereafter. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this standard as of January 1, 2018 using the modified retrospective method. See Note 2 for additional details.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to clarify the presentation of certain cash receipts and payments within the statement of cash flows.  The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated condensed financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The income tax consequences from the sale of inventory from one member of the consolidated entity to another will continue to be deferred until the inventory is sold to a third party.  The Company’s adoption of this standard on January 1, 2018 resulted in a $0.2 million cumulative effect adjustment to the 2018 beginning retained earnings.

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

Note 1 – Basis of Presentation (continued)

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost are presented outside of operating income. The Company adopted the new standard as of January 1, 2018 and recorded the non-service cost component of $0.2 million and $0.5 million to Other income (expense) - other for the fiscal quarter and six fiscal months ended June 30, 2018, respectively. Additionally, the non-service cost component of $0.2 million and $0.4 million was reclassified from Operating income to Other income (expense) - other for the fiscal quarter and six fiscal months ended July 1, 2017, respectively.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting." This ASU clarifies which changes to the terms or conditions of a share-based payment award will require modification accounting. The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated condensed financial statements.
Recent Accounting Pronouncements
In January 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") related to items in accumulated other comprehensive income ("AOCI") that the FASB refers to as having been stranded in AOCI.  The new guidance may be applied retrospectively to each period in which the effect of the 2017 Tax Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period during which the 2017 Tax Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the 2017 Tax Act that are stranded in AOCI. The Company is evaluating the new standard to determine the impact on the consolidated condensed financial statements.

In January 2017, the FASB issued ASU No. 2017‑04, “Simplifying the Test for Goodwill Impairment.” This ASU eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.
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

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied, which generally occurs with the transfer of control of our products. For certain contracts with post-shipment obligations, revenue is recognized when the post-shipment obligation is satisfied. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing post-shipment obligations. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Given the specialized nature of the Company's products, it generally does not allow product returns. Shipping and handling costs are recorded to Costs of product sold when control of the product has transferred

Note 2 – Revenues (continued)

to the customer. The Company offers standard product warranties. Warranty related costs continue to be recognized as expense when the products are sold.

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Three Months Ended June 30, 2018				Three Months Ended July 1, 2017
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$14,933	$10,997	$5,868	$31,798	$13,856	$7,709	$4,829	$26,394
United Kingdom	965	2,689	3,677	7,331	706	3,144	2,736	6,586
Other Europe	7,703	2,960	4,527	15,190	6,041	2,094	3,823	11,958
Israel	2,471	144	—	2,615	1,497	172	—	1,669
Asia	8,130	2,568	2,716	13,414	7,206	2,537	1,530	11,273
Canada	—	—	3,883	3,883	—	—	4,439	4,439
Total	$34,202	$19,358	$20,671	$74,231	$29,306	$15,656	$17,357	$62,319

	Six Fiscal Months Ended June 30, 2018				Six Fiscal Months Ended July 1, 2017
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$28,852	$21,022	$11,401	$61,275	$25,839	$15,979	$9,516	$51,334
United Kingdom	1,913	6,052	7,270	15,235	1,512	6,068	5,428	13,008
Other Europe	15,475	6,000	9,900	31,375	12,579	4,166	7,858	24,603
Israel	4,841	286	—	5,127	2,710	316	—	3,026
Asia	17,275	5,226	3,832	26,333	14,430	4,595	2,987	22,012
Canada	—	—	7,977	7,977	—	—	8,123	8,123
	$68,356	$38,586	$40,380	$147,322	$57,070	$31,124	$33,912	$122,106

The following table disaggregates net revenue from contracts with customers by market sector (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Test & Measurement	$19,117	$16,039	$38,377	$32,022
Avionics, Military & Space	5,875	6,358	11,566	11,408
Medical	2,295	2,159	4,974	4,266
Precision Weighing	23,825	19,452	47,648	38,537
Force Measurement	16,973	12,430	34,265	24,805
Steel	6,146	5,881	10,492	11,068
Total	$74,231	$62,319	$147,322	$122,106

Arrangements with Multiple Performance Obligations

Contracts with our customers can include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price which is determined based on the prices charged to customers when sold on a standalone basis.

Note 2 – Revenues (continued)

Contract Assets & Liabilities

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2017	$824	$3,229
Balance at June 30, 2018	995	4,893
Increase	$171	$1,664

The amount of revenue recognized during the six fiscal months ended June 30, 2018 that was included in the contract liability balance at December 31, 2017 was $2.4 million. Of the $3.8 million of contract liability balance at March 31, 2018, the Company recognized $1.5 million as revenue during the second quarter of 2018.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2017	$19,181	$6,828	$6,311	$6,042
Foreign currency translation adjustment	(382)	(382)	—	—
Balance at June 30, 2018	$18,799	$6,446	$6,311	$6,042

Note 4 – Restructuring Costs
Restructuring costs represent cost reduction programs initiated by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.
The Company recorded restructuring costs during the fiscal quarter and six fiscal months ended June 30, 2018 of $0.1 million, which consisted mainly of employee termination costs in connection with cost reduction programs in Asia.
During the fiscal quarter and six fiscal months ended July 1, 2017, the Company recorded aggregate restructuring costs of $0.3 million and $0.9 million, respectively, which consisted mainly of employee termination costs and facility closure costs incurred in connection with various cost reduction programs in Europe, the United States and Canada.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of June 30, 2018 and December 31, 2017, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Note 4 – Restructuring Costs (continued)

Balance at December 31, 2017	$254
Restructuring costs in 2018	61
Cash payments	(160)
Foreign currency translation	—
Balance at June 30, 2018	$155
Note 5 – Income Taxes
On December 22, 2017, the 2017 Tax Act was enacted. The 2017 Tax Act significantly changed U.S. tax law by, among other things, lowering the corporate tax rate, implementing a partial territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017. The 2017 Tax Act permanently reduced the U.S. corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018.

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

As of June 30, 2018, the Company has not completed the analysis of all the tax effects of the 2017 Tax Act and has not recorded any additional adjustments to the provisional amounts recorded at December 31, 2017 year-end. The Company will continue to make and refine its calculations as additional analysis is completed. These estimates may also be affected as the Company gains a more thorough understanding of the 2017 Tax Act. These changes could be material to income tax expense.

The 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it has included GILTI related to current-year operations only in its Estimated Annual Effective Tax Rate and has not provided additional GILTI on deferred items.
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended June 30, 2018 was 27.3% compared to 24.9% for the fiscal quarter ended July 1, 2017. The effective tax rate for the six fiscal months ended June 30, 2018 was 28.4% compared to 27.8% for the six fiscal months ended July 1, 2017. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter because of the impact in the current quarter of certain discrete tax items, primarily having to do with foreign exchange gains and losses on the Israeli shekel. The current six fiscal month tax rate is higher than the prior year six fiscal month tax rate as a result of tax rate change benefits and foreign exchange losses recognized in the prior year fiscal period, while foreign exchange gains were recognized in the current fiscal period.
The Company and its subsidiaries are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining the provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. VPG establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when VPG believes that certain positions might be challenged despite its belief that the tax return positions are supportable. VPG adjusts these reserves in light of changing facts and circumstances and the provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Penalties and tax-related interest expense are reported as a component of income tax expense.

Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
2015 Credit Agreement - Revolving Facility	$14,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	3,315	3,664
2015 Credit Agreement - U.S. Delayed Draw Term Facility	8,105	8,956
2015 Credit Agreement - Canadian Term Facility	5,294	7,880
Exchangeable Unsecured Notes, due 2102	—	2,794
Other debt	343	401
Deferred financing costs	(279)	(340)
Total long-term debt	30,778	32,355
Less: current portion	4,088	3,878
Long-term debt, less current portion	$26,690	$28,477

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
Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2018	$(27,390)	$(8,060)	$(35,450)
Other comprehensive income before reclassifications	(2,517)	—	(2,517)
Amounts reclassified from accumulated other comprehensive income (loss)	—	369	369
Balance at June 30, 2018	$(29,907)	$(7,691)	$(37,598)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2017	$(33,192)	$(7,145)	$(40,337)
Other comprehensive loss before reclassifications	3,834	—	3,834
Amounts reclassified from accumulated other comprehensive income (loss)	—	(31)	(31)
Balance at July 1, 2017	$(29,358)	$(7,176)	$(36,534)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 9 – Pension and Other Postretirement Benefits (continued)

	Fiscal quarter ended June 30, 2018		Fiscal quarter ended July 1, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$137	$27	$119	$28
Interest cost	174	38	165	35
Expected return on plan assets	(141)	—	(132)	—
Amortization of actuarial losses	130	44	113	28
Net periodic benefit cost	$300	$109	$265	$91

	Six fiscal months ended June 30, 2018		Six fiscal months ended July 1, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$275	$54	$236	$56
Interest cost	350	76	328	70
Expected return on plan assets	(283)	—	(262)	—
Amortization of actuarial losses	261	88	224	56
Net periodic benefit cost	$603	$218	$526	$182

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At June 30, 2018, the Company had reserved 182,055 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

On May 17, 2018, the Board of Directors approved the issuance of an aggregate of 9,294 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of VPG's next Annual Stockholders Meeting or May 17, 2019, subject to the directors' continued service on the Board of Directors.

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

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Restricted stock units	$428	$248	$801	$492
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

Note 10 – Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net third-party revenues:
Foil Technology Products	$34,202	$29,306	$68,356	$57,070
Force Sensors	19,358	15,656	38,586	31,124
Weighing and Control Systems	20,671	17,357	40,380	33,912
Total	$74,231	$62,319	$147,322	$122,106

Gross profit:
Foil Technology Products	$15,753	$12,275	$30,357	$23,774
Force Sensors	5,690	4,527	10,930	8,218
Weighing and Control Systems	9,923	7,957	18,584	15,284
Total	$31,366	$24,759	$59,871	$47,276

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$9,976	$6,854	$18,769	$12,917
Force Sensors	3,385	2,297	5,960	3,678
Weighing and Control Systems	4,956	3,617	8,834	6,699
Unallocated G&A expenses	(6,941)	(6,600)	(14,001)	(12,627)
Restructuring costs	(61)	(315)	(61)	(869)
Consolidated condensed operating income	$11,315	$5,853	$19,501	$9,798

Restructuring costs:
Foil Technology Products	$—	$(12)	$—	$(138)
Force Sensors	(61)	(85)	(61)	(262)
Weighing and Control Systems	—	(39)	—	(287)
Corporate/Other	—	(179)	—	(182)
	$(61)	$(315)	$(61)	$(869)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foil Technology Products to Force Sensors and Weighing and Control Systems	1,139	677	2,157	1,355
Force Sensors to Foil Technology Products and Weighing and Control Systems	405	347	716	766
Weighing and Control Systems to Foil Technology Products and Force Sensors	133	164	295	328

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$7,693	$3,619	$12,681	$5,614

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	5	5	12

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$7,693	$3,624	$12,686	$5,626

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,464	13,257	13,409	13,233

Effect of dilutive securities:
Exchangeable notes	—	149	45	165
Restricted stock units	49	40	57	44
Dilutive potential common shares	49	189	102	209

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,513	13,446	13,511	13,442

Basic earnings per share attributable to VPG stockholders	$0.57	$0.27	$0.95	$0.42

Diluted earnings per share attributable to VPG stockholders	$0.57	$0.27	$0.94	$0.42

Note 12 – Additional Financial Statement Information
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign exchange gain (loss)	$75	$(258)	$(450)	$(632)
Interest income	137	18	234	56
Other	(484)	(331)	(705)	(524)
	$(272)	$(571)	$(921)	$(1,100)
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 30, 2018
Assets
Assets held in rabbi trusts	$4,850	$116	$4,734	$—

December 31, 2017
Assets
Assets held in rabbi trusts	$4,988	$364	$4,624	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at June 30, 2018 and December 31, 2017, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at June 30, 2018 and December 31, 2017 is approximately $30.8 million and $33.4 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $30.8 million and $32.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
Net revenues for the fiscal quarter ended June 30, 2018 were $74.2 million versus $62.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended June 30, 2018 were $7.7 million, or $0.57 per diluted share, versus $3.6 million, or $0.27 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended June 30, 2018 were $147.3 million versus $122.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended June 30, 2018 were $12.7 million, or $0.94 per diluted share, versus $5.6 million, or $0.42 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended June 30, 2018 and July 1, 2017 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Such non-GAAP measures do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross profit	$31,366	$24,759	$59,871	$47,276
Gross profit margin	42.3%	39.7%	40.6%	38.7%

Adjusted gross profit	$31,366	$24,759	$59,871	$47,276
Adjusted gross profit margin	42.3%	39.7%	40.6%	38.7%

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating income	$11,315	$5,853	$19,501	$9,798
Operating margin	15.2%	9.4%	13.2%	8.0%

Reconciling items affecting operating margin
Restructuring costs	61	315	61	869

Adjusted operating income	$11,376	$6,168	$19,562	$10,667
Adjusted operating margin	15.3%	9.9%	13.3%	8.7%

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings attributable to VPG stockholders	$7,693	$3,619	$12,681	$5,614

Reconciling items affecting operating margin
Restructuring costs	61	315	61	869
Less reconciling items affecting income tax expense
Tax effect of reconciling items	9	13	9	56
Adjusted net earnings attributable to VPG stockholders	$7,745	$3,921	$12,733	$6,427

Adjusted net earnings per diluted share	$0.57	$0.29	$0.94	$0.48

Weighted average shares outstanding - diluted	13,513	13,446	13,511	13,442

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2017 through the second quarter of 2018 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2017	2017	2017	2018	2018
Net revenues	$62,319	$62,805	$69,439	$73,091	$74,231

Gross profit margin	39.7%	38.6%	38.5%	39.0%	42.3%

End-of-period backlog	$67,500	$76,200	$88,900	$93,900	$101,000

Book-to-bill ratio	1.08	1.12	1.18	1.05	1.13

Inventory turnover	2.64	2.64	2.85	2.93	2.71

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2017	2017	2017	2018	2018
Foil Technology Products
Net revenues	$29,306	$29,315	$29,888	$34,154	$34,202
Gross profit margin	41.9%	41.7%	39.3%	42.8%	46.1%
End-of-period backlog	$34,300	$35,500	$46,600	$47,900	$54,900
Book-to-bill ratio	1.09	1.03	1.36	1.01	1.24
Inventory turnover	2.90	2.88	2.98	3.18	2.81

Force Sensors
Net revenues	$15,656	$16,596	$17,726	$19,228	$19,358
Gross profit margin	28.9%	28.6%	29.5%	27.3%	29.4%
End-of-period backlog	$14,100	$18,300	$21,600	$19,900	$17,300
Book-to-bill ratio	0.99	1.25	1.18	0.91	0.88
Inventory turnover	1.97	2.02	2.07	2.26	2.26

Weighing and Control Systems
Net revenues	$17,357	$16,894	$21,825	$19,709	$20,671
Gross profit margin	45.8%	43.1%	44.8%	43.9%	48.0%
End-of-period backlog	$19,100	$22,400	$20,700	$26,100	$28,800
Book-to-bill ratio	1.14	1.15	0.92	1.28	1.18
Inventory turnover	3.52	3.41	4.22	3.83	3.35
Net revenues for the second quarter of 2018 increased 1.6%, 2.6% excluding exchange rate impacts, from the first quarter of 2018 and 19.1% , 15.7% excluding exchange rate impacts, from the second quarter of 2017, due to increased volume in all three reporting segments.
Net revenues in the Foil Technology Products reporting segment increased 0.1% compared to the first quarter of 2018 and increased 16.7% from the second quarter of 2017. Net revenues increased as compared to the second quarter of 2017, due to precision resistors growth in all regions, primarily for the test and measurement market. Additionally, there were increased revenues from advanced sensors and other strain gage products across all regions in the force measurement markets along with favorable exchange rate impacts.
Net revenues in the Force Sensors reporting segment increased 0.7% from the first quarter of 2018. Net revenues increased 23.6% from the second quarter of 2017, mainly due to higher volume with OEM customers in the force measurement and precision weighing markets, primarily in the Americas, and favorable exchange rate impacts.
Net revenues in the Weighing and Control Systems reporting segment increased 4.9% from the first quarter of 2018 and increased 19.1% from the second quarter of 2017. Sequentially, the higher net revenues are primarily related to the significant revenues from the steel business, primarily in Asia. Compared to the second quarter of 2017, the strong revenues are attributable to all product lines in all regions, coupled with favorable exchange rate impacts.
Overall gross profit margin in the second quarter of 2018 increased 3.3% as compared to the first quarter of 2018 and increased 2.6% from the second quarter of 2017.
Sequentially, all reporting segments contributed to the gross profit margin improvement. The Foil Technology Products segment gross profit margin improved primarily due to labor and manufacturing efficiencies. The Force Sensors segment gross profit margin increased due to higher volume and lower manufacturing costs, including savings in freight costs. The increase in gross profit margin in the Weighing and Control Systems segment was mainly due to higher revenues from our steel products, which have a higher gross margin profile compared to other products in this reporting segment.
Compared to the second quarter of 2017, all reporting segments had a higher gross profit margin due to higher volume and favorable exchange rate impacts.

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

The Company recorded $0.1 million of restructuring costs during the fiscal quarter ended June 30, 2018 and $0.3 million of restructuring costs during the fiscal quarter ended July 1, 2017. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs, and were incurred in connection with various cost reduction programs.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended June 30, 2018, exchange rates increased net revenues by $1.9 million, and costs of products sold and selling, general, and administrative expenses by $2.0 million, when compared to the comparable prior year period. For the six fiscal months ended June 30, 2018, exchange rates increased net revenues by $5.1 million, and costs of products sold and selling, general, and administrative expenses by $5.3 million, when compared to the comparable prior year period.

Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Costs of products sold	57.7%	60.3%	59.4%	61.3%
Gross profit	42.3%	39.7%	40.6%	38.7%
Selling, general, and administrative expenses	26.9%	29.8%	27.4%	30.0%
Operating income	15.2%	9.4%	13.2%	8.0%
Income before taxes	14.2%	7.7%	12.0%	6.4%
Net earnings	10.4%	5.8%	8.6%	4.6%
Net earnings attributable to VPG stockholders	10.4%	5.8%	8.6%	4.6%

Effective tax rate	27.3%	24.9%	28.4%	27.8%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net revenues	$74,231	$62,319	$147,322	$122,106
Change versus comparable prior year period	$11,912		$25,216
Percentage change versus prior year period	19.1%		20.7%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	15.9%	16.2%
Change in average selling prices	(0.2)%	(0.2)%
Foreign currency effects	3.4%	4.7%
Net change	19.1%	20.7%
During the fiscal quarter and six fiscal months ended June 30, 2018, net revenues increased 19.1% and 20.7%, respectively, as compared to the comparable prior year periods due to increased volume in all three reporting segments and favorable exchange rate impacts.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross profit margin	42.3%	39.7%	40.6%	38.7%
The gross profit margin for the fiscal quarter and six fiscal months ended June 30, 2018 increased 2.6% and 1.9% compared to the comparable prior year periods. All reporting segments had a higher gross profit margin due to higher volume and favorable exchange rate impacts.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net revenues	$34,202	$29,306	$68,356	$57,070
Change versus comparable prior year period	$4,896		$11,286
Percentage change versus prior year period	16.7%		19.8%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	14.6%	16.5%
Change in average selling prices	(0.4)%	(0.5)%
Foreign currency effects	2.5%	3.8%
Net change	16.7%	19.8%
Net revenues increased 16.7% and 19.8% for the fiscal quarter and six fiscal months ended June 30, 2018,respectively, as compared to the comparable prior year periods due to precision resistors growth in all regions, primarily for the test and measurement market. Additionally, there were increased revenues from advanced sensors and other strain gage products across all regions in the force measurement markets along with favorable exchange rate impacts.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross profit margin	46.1%	41.9%	44.4%	41.7%
The gross profit margin increased 4.2% and 2.7% for the fiscal quarter and six fiscal months ended June 30, 2018, respectively, when compared to the comparable prior year periods due to higher volume and favorable exchange rate impacts.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net revenues	$19,358	$15,656	$38,586	$31,124
Change versus comparable prior year period	$3,702		$7,462
Percentage change versus prior year period	23.6%		24.0%

Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	21.2%	20.6%
Change in average selling prices	(0.2)%	(0.5)%
Foreign currency effects	2.6%	3.9%
Net change	23.6%	24.0%
Net revenues increased 23.6% and 24.0% for the fiscal quarter and six fiscal months ended June 30, 2018, respectively, as compared to the comparable prior year periods, mainly due to higher volume with OEM customers in the force measurement and precision weighing markets, primarily in the Americas, and favorable exchange rate impacts.

Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross profit margin	29.4%	28.9%	28.3%	26.4%
The gross profit margin for the fiscal quarter and six fiscal months ended June 30, 2018 increased 0.5% and 1.9%, respectively, compared to the comparable prior year periods mainly due to higher volume and favorable exchange rate impacts.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net revenues	$20,671	$17,357	$40,380	$33,912
Change versus comparable prior year period	$3,314		$6,468
Percentage change versus prior year period	19.1%		19.1%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	13.4%	11.6%
Change in average selling prices	0.2%	0.4%
Foreign currency effects	5.5%	7.1%
Net change	19.1%	19.1%
Net revenues increased 19.1% for the fiscal quarter and six fiscal months ended June 30, 2018, as compared to the comparable prior year periods. The strong revenues are attributable to all product lines in all regions, coupled with favorable exchange rate impacts.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gross profit margin	48.0%	45.8%	46.0%	45.1%

The gross profit margin for the fiscal quarter and six fiscal months ended June 30, 2018 increased 2.2% and 0.9%, respectively, compared to the comparable prior year periods, mainly due to the improved revenues were generated from lower margin products and favorable exchange rate impacts.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Total SG&A expenses	$19,990	$18,591	$40,309	$36,609

As a percentage of net revenues	26.9%	29.8%	27.4%	30.0%
SG&A expenses for the fiscal quarter ended June 30, 2018 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases, bonuses and higher headcount and $0.4 million related to foreign currency effects. SG&A expenses for the six fiscal months ended June 30, 2018 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases, bonuses and higher headcount and $1.3 million related to foreign currency effects.
Restructuring Costs
Restructuring costs represent cost reduction programs initiated by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required to either record additional expense in future periods or to reverse part of the previously recorded charges.
The Company recorded restructuring costs during the fiscal quarter and six fiscal months ended June 30, 2018 of $0.1 million, which consisted mainly of employee termination costs in connection with cost reduction programs in Asia.
During the fiscal quarter and six fiscal months ended July 1, 2017, the Company recorded aggregate restructuring costs of $0.3 million and $0.9 million, respectively, which consisted mainly of employee termination costs and facility closure costs incurred in connection with various cost reduction programs in Europe, the United States and Canada.
Other Income (Expense)
Interest expense for the fiscal quarter and six fiscal months ended June 30, 2018 was comparable with interest expense in the comparable prior year periods.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	June 30, 2018	July 1, 2017	Change
Foreign exchange gain (loss)	$75	$(258)	$333
Interest income	137	18	119
Other	(484)	(331)	(153)
	$(272)	$(571)	$299

	Six fiscal months ended
	June 30, 2018	July 1, 2017	Change
Foreign exchange loss	$(450)	$(632)	$182
Interest income	234	56	178
Other	(705)	(524)	(181)
	$(921)	$(1,100)	$179
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended June 30, 2018, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, the British pound, and the Canadian dollar. For the six fiscal months ended June 30, 2018, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, the British pound, the Japanese yen, and the Canadian dollar.
Income Taxes
On December 22, 2017, the 2017 Tax Act was enacted. The 2017 Tax Act significantly changed U.S. tax law by, among other things, lowering the corporate tax rate, implementing a partial territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017.
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

As of June 30, 2018, the Company has not completed the analysis of all the tax effects of the 2017 Tax Act and has not recorded any additional adjustments to the provisional amounts recorded at December 31, 2017 year end. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense

The 2017 Tax Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our Estimated Annual Effective Tax Rate and have not provided additional GILTI on deferred items.
The effective tax rate for the fiscal quarter ended June 30, 2018 was 27.3% compared to 24.9% for the fiscal quarter ended July 1, 2017. The effective tax rate for the six fiscal months ended June 30, 2018 was 28.4% compared to 27.8% for the six fiscal months ended July 1, 2017. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter because of the impact in the current quarter of certain discrete tax items, primarily having to do with foreign exchange gains and losses on the Israeli shekel. The current six fiscal month tax rate is higher than the prior year six fiscal month tax rate as a result of tax rate change benefits and foreign exchange losses recognized in the prior year fiscal period, while foreign exchange gains were recognized in the current fiscal period.

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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at June 30, 2018. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
During the first quarter of 2018, a holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at a contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes have been canceled and VPG has no further obligations pursuant to such notes.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.3 million at June 30, 2018 and $0.4 million at December 31, 2017.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the six fiscal months ended June 30, 2018, cash provided by operating activities was $7.4 million. Cash provided by operating activities for the six fiscal months ended July 1, 2017 was $7.3 million.
Free cash generated during the six fiscal months ended June 30, 2018, was $1.4 million. We refer to the amount of cash provided by operating activities ($7.4 million) in excess of our capital expenditures ($6.1 million) and net of proceeds from the sale of assets ($0.1 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards.

The following table summarizes the components of net cash (debt) at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$74,713	$74,292

Third-party debt, including current and long-term:
Term loans	16,714	20,500
Revolving debt	14,000	9,000
Third-party debt held by Japanese subsidiary	343	401
Exchangeable notes, due 2102	—	2,794
Deferred financing costs	(279)	(340)
Total third-party debt	30,778	32,355
Net cash	$43,935	$41,937
Such non-GAAP measures do not have uniform definitions and are not recognized in accordance with U.S. GAAP. Such measures should not be viewed as alternatives to U.S. GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions and repay debt, as well as to measure performance under certain of our equity compensation awards. In addition, management believes that an analysis of “net cash (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.
Approximately 95% and 93% of our cash and cash equivalents balance at June 30, 2018 and December 31, 2017, respectively, was held by our non-U.S. subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of the Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million at December 31, 2017. The Company will continue to evaluate its cash needs, however we currently do not intend to repatriate funds in excess of the $25.5 million that could be subject to local tax or local withholding tax. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
See the following table for the percentage of cash and cash equivalents, by region, at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Israel	40%	37%
Asia	21%	28%
Europe	16%	15%
United States	5%	7%
United Kingdom	13%	5%
Canada	5%	8%
	100%	100%
Our financial condition as of June 30, 2018 remains strong, with a current ratio (current assets to current liabilities) of 4.1 to 1.0, as compared to a ratio of 3.7 to 1.0 at December 31, 2017.
Cash paid for property and equipment for the six fiscal months ended June 30, 2018 was $6.1 million compared to $3.1 million in the comparable prior year period. Capital expenditures for the six fiscal months ended June 30, 2018 are comprised of projects related to the normal maintenance of the business.
Contractual Commitments
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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below, management has identified a material weakness in our internal control over financial reporting which is an integral component of our disclosure controls and procedures. As a result of the material weakness that existed as of December 31, 2017, and continued to exist as of June 30, 2018, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Our management has developed and commenced implementation of a plan to remediate the material weakness in our internal control over financial reporting by expanding the internal audit function at the Company to examine and update our internal control processes, to update the control activities documentation, to perform expanded risk assessment activities, to implement controls to mitigate the risks identified and to redesign our monitoring program to improve the identification, reporting and remediation of control deficiencies. Our remediation efforts were not complete as of June 30, 2018. Our management expects the remediation plan to extend over multiple financial reporting periods throughout 2018. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weakness or modify certain of the remediation measures. Once all remedial actions have been implemented, these actions will be tested to determine whether the applicable controls are operating effectively.

Except as noted in the preceding paragraphs, during our last fiscal quarter ended June 30, 2018, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.
Significant developments from the recent and potential changes in tariffs, trade regulation or other restrictions may adversely impact our business, financial condition and results of operations.
We have manufacturing operations in China, Europe, Canada, and the United States, as well as in other countries. If significant tariffs or other restrictions are placed on Chinese, European, or Canadian imports to the United States, or if any related counter-measures are taken by the countries involved, our revenues and results of operations may be materially harmed. The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose import duties or other restrictions on products or raw materials sourced from those countries, which may include China and other countries from which we import or from which we export. In March 2018, President Trump imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. These new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental actions related to tariffs, quotas, duties, taxes or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, and our suppliers, which in turn could adversely impact our business, financial condition and results of operations.

The risks described in our Form 10-K and above are not the only risks that we face. Additional risks not presently known to us, or that we do not currently consider significant, may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: August 7, 2018