Form 10-Q
period 2018-09-29
Vishay Precision Group, Inc.
filed 2018-11-06
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2018, the registrant had 12,449,253 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 29, 2018

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	September 29, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,628	$74,292
Accounts receivable, net	54,003	46,789
Inventories:
Raw materials	18,479	16,601
Work in process	24,490	23,160
Finished goods	21,694	20,174
Inventories, net	64,663	59,935

Prepaid expenses and other current assets	12,487	10,299
Total current assets	209,781	191,315

Property and equipment, at cost:
Land	3,409	3,434
Buildings and improvements	50,536	50,276
Machinery and equipment	100,868	95,158
Software	8,308	7,955
Construction in progress	2,089	2,252
Accumulated depreciation	(109,342)	(103,401)
Property and equipment, net	55,868	55,674

Goodwill	18,923	19,181

Intangible assets, net	18,759	20,475

Other assets	18,407	19,906
Total assets	$321,738	$306,551

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	September 29, 2018	December 31, 2017
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,842	$13,678
Payroll and related expenses	16,176	15,892
Other accrued expenses	17,989	15,952
Income taxes	2,914	2,515
Current portion of long-term debt	4,367	3,878
Total current liabilities	51,288	51,915

Long-term debt, less current portion	23,550	28,477
Deferred income taxes	2,331	2,300
Other liabilities	13,981	14,131
Accrued pension and other postretirement costs	16,025	16,424
Total liabilities	107,175	113,247

Commitments and contingencies

Equity:
Common stock	1,307	1,288
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	196,039	192,904
Retained earnings	63,151	43,076
Accumulated other comprehensive loss	(37,299)	(35,450)
Total Vishay Precision Group, Inc. stockholders' equity	214,536	193,156
Noncontrolling interests	27	148
Total equity	214,563	193,304
Total liabilities and equity	$321,738	$306,551

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 29, 2018	September 30, 2017
Net revenues	$75,490	$62,805
Costs of products sold	44,910	38,538
Gross profit	30,580	24,267

Selling, general, and administrative expenses	19,721	18,314
Restructuring costs	228	423
Operating income	10,631	5,530

Other income (expense):
Interest expense	(413)	(472)
Other	(172)	1,506
Other income (expense) - net	(585)	1,034

Income before taxes	10,046	6,564

Income tax expense	2,479	2,239

Net earnings	7,567	4,325
Less: net earnings attributable to noncontrolling interests	20	70
Net earnings attributable to VPG stockholders	$7,547	$4,255

Basic earnings per share attributable to VPG stockholders	$0.56	$0.32
Diluted earnings per share attributable to VPG stockholders	$0.56	$0.32

Weighted average shares outstanding - basic	13,474	13,291
Weighted average shares outstanding - diluted	13,534	13,470

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017
Net revenues	$222,812	$184,911
Costs of products sold	132,361	113,368
Gross profit	90,451	71,543

Selling, general, and administrative expenses	60,030	54,923
Restructuring costs	289	1,292
Operating income	30,132	15,328
Other income (expense):
Interest expense	(1,333)	(1,392)
Other	(1,093)	406
Other income (expense) - net	(2,426)	(986)

Income before taxes	27,706	14,342

Income tax expense	7,498	4,398

Net earnings	20,208	9,944
Less: net earnings (loss) attributable to noncontrolling interests	(20)	75
Net earnings attributable to VPG stockholders	$20,228	$9,869

Basic earnings per share attributable to VPG stockholders	$1.51	$0.74
Diluted earnings per share attributable to VPG stockholders	$1.50	$0.73

Weighted average shares outstanding - basic	13,431	13,253
Weighted average shares outstanding - diluted	13,519	13,452

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 29, 2018	September 30, 2017
Net earnings	$7,567	$4,325

Other comprehensive income (loss):
Foreign currency translation adjustment	124	2,285
Pension and other postretirement actuarial items, net of tax	175	(29)
Other comprehensive income	299	2,256

Total comprehensive income	7,866	6,581

Less: comprehensive income (loss) attributable to noncontrolling interests	20	70

Comprehensive income attributable to VPG stockholders	$7,846	$6,511

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017
Net earnings	$20,208	$9,944

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,393)	6,119
Pension and other postretirement actuarial items, net of tax	544	(60)
Other comprehensive (loss) income	(1,849)	6,059

Comprehensive income	18,359	16,003

Less: comprehensive income (loss) attributable to noncontrolling interests	(20)	75

Comprehensive income attributable to VPG stockholders	$18,379	$15,928

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017
Operating activities
Net earnings	$20,208	$9,944
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,939	7,977
Gain on disposal of property and equipment	(146)	(193)
Share-based compensation expense	1,172	959
Inventory write-offs for obsolescence	1,633	1,662
Deferred income taxes	1,584	264
Other	536	(907)
Net changes in operating assets and liabilities:
Accounts receivable, net	(8,128)	(7,030)
Inventories, net	(6,935)	(3,280)
Prepaid expenses and other current assets	(2,600)	(2,937)
Trade accounts payable	(1,342)	1,176
Other current liabilities	4,031	7,166
Net cash provided by operating activities	17,952	14,801

Investing activities
Capital expenditures	(9,966)	(4,366)
Proceeds from sale of property and equipment	169	442
Net cash used in investing activities	(9,797)	(3,924)

Financing activities
Principal payments on long-term debt and capital leases	(4,728)	(1,971)
Proceeds from revolving facility	22,000	27,000
Payments on revolving facility	(19,000)	(27,000)
Distributions to noncontrolling interests	(101)	(60)
Payments of employee taxes on certain share-based arrangements	(801)	(303)
Net cash (used in) financing activities	(2,630)	(2,334)
Effect of exchange rate changes on cash and cash equivalents	(1,189)	2,896
Increase in cash and cash equivalents	4,336	11,439

Cash and cash equivalents at beginning of period	74,292	58,452
Cash and cash equivalents at end of period	$78,628	$69,891

Supplemental disclosure of non-cash investing transactions:
Capital expenditures purchased	$(7,559)	$(4,366)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$(2,794)	$(1,303)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statement of Equity
(Unaudited - In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	20,228	—	20,228	(20)	20,208
Other comprehensive income	—	—	—	—	—	(1,849)	(1,849)	—	(1,849)
Share-based compensation expense	—	—	—	1,172	—	—	1,172	—	1,172
Restricted stock issuances (59,038 shares)	7	—	—	(819)	—	—	(812)	—	(812)
Common stock issuance from conversion of exchangeable notes (123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(101)	(101)
Balance at September 29, 2018	$1,307	$103	$(8,765)	$196,039	$63,151	$(37,299)	$214,536	$27	$214,563

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018. The results of operations for the fiscal quarter ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2018 and 2017 end on the following dates:

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

Note 1 – Basis of Presentation (continued)

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost are presented outside of operating income. The Company adopted the new standard as of January 1, 2018 and recorded the non-service cost component of $0.2 million and $0.7 million to Other income (expense) - other for the fiscal quarter and nine fiscal months ended September 29, 2018, respectively. Additionally, the non-service cost component of $0.2 million and $0.6 million was reclassified from Operating income to Other income (expense) - other for the fiscal quarter and nine fiscal months ended September 30, 2017, respectively.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting." This ASU clarifies which changes to the terms or conditions of a share-based payment award will require modification accounting. The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated condensed financial statements.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit and pension and other postretirement plans. The amendments in this ASU are effective for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." This ASU modifies the disclosures on fair value measurements by removing the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

In January 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") related to items in accumulated other comprehensive income ("AOCI") that the FASB refers to as having been stranded in AOCI.  The new guidance may be applied retrospectively to each period in which the effect of the 2017 Tax Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period during which the 2017 Tax Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the 2017 Tax Act that are stranded in AOCI. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842), Targeted Improvements," which provides additional implementation guidance on the previously issued ASU. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements, however believes that the most notable impact to the consolidated condensed financial statements upon the adoption of this ASU will be the recognition of a right-of-use asset and a lease liability.

Note 2 – Revenues
Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. All of our contracts outstanding at December 31, 2017 were considered substantially complete as of January 1, 2018 and therefore resulted in no cumulative effect adjustments. The Company has determined that the impact of adoption of ASC 606 does not have a material impact on the timing or amount of revenue that we recognize based on our business activities existing at the date of adoption.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied, which generally occurs with the transfer of control of our products. For certain contracts with post-shipment obligations, revenue is recognized when the post-shipment obligation is satisfied. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing post-shipment obligations. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Given the specialized nature of the Company's products, the Company generally does not allow product returns. Shipping and handling costs are recorded to Costs of product sold when control of the product has transferred to the customer. The Company offers standard product warranties. Warranty related costs continue to be recognized as expense when the products are sold.

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended September 29, 2018				Fiscal quarter ended September 30, 2017
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$16,011	$9,842	$6,289	$32,142	$13,157	$8,324	$4,766	$26,247
United Kingdom	905	2,995	3,738	7,638	813	3,016	3,026	6,855
Other Europe	8,224	2,248	4,261	14,733	7,057	2,533	3,820	13,410
Israel	2,951	116	—	3,067	1,888	173	—	2,061
Asia	7,821	2,401	1,053	11,275	6,400	2,550	1,776	10,726
Canada	—	—	6,635	6,635	—	—	3,506	3,506
Total	$35,912	$17,602	$21,976	$75,490	$29,315	$16,596	$16,894	$62,805

	Nine Fiscal Months Ended September 29, 2018				Nine Fiscal Months Ended September 30, 2017
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$44,863	$30,864	$17,690	$93,417	$38,996	$24,303	$14,282	$77,581
United Kingdom	2,818	9,047	11,008	22,873	2,325	9,084	8,454	19,863
Other Europe	23,699	8,248	14,161	46,108	19,636	6,699	11,678	38,013
Israel	7,792	402	—	8,194	4,598	489	—	5,087
Asia	25,096	7,627	4,885	37,608	20,830	7,145	4,763	32,738
Canada	—	—	14,612	14,612	—	—	11,629	11,629
	$104,268	$56,188	$62,356	$222,812	$86,385	$47,720	$50,806	$184,911

The following table disaggregates net revenue from contracts with customers by market sector (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Test & Measurement	$18,969	$16,404	$57,346	$48,426
Avionics, Military & Space	7,354	5,519	18,920	16,927
Medical	2,719	2,078	7,693	6,344
Precision Weighing	23,151	21,037	70,799	59,574
Force Measurement	16,170	13,234	50,435	38,039
Steel	7,127	4,533	17,619	15,601
Total	$75,490	$62,805	$222,812	$184,911

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2017	$824	$3,229
Balance at September 29, 2018	1,123	4,993
Increase	$299	$1,764

The amount of revenue recognized during the nine fiscal months ended September 29, 2018 that was included in the contract liability balance at December 31, 2017 was $2.6 million. Of the $4.9 million of contract liability balance at June 30, 2018, the Company recognized $2.2 million as revenue during the third quarter of 2018.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

Note 3 – Goodwill and Other Intangible Assets (continued)

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2017	$19,181	$6,828	$6,311	$6,042
Foreign currency translation adjustment	(258)	(258)	—	—
Balance at September 29, 2018	$18,923	$6,570	$6,311	$6,042

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
The Company recorded restructuring costs during the fiscal quarter and nine fiscal months ended September 29, 2018 of $0.2 million and $0.3 million respectively, which consisted mainly of employee termination costs in connection with cost reduction programs in Asia.
During the fiscal quarter and nine fiscal months ended September 30, 2017, the Company recorded aggregate restructuring costs of $0.4 million and $1.3 million, respectively, which consisted mainly of employee termination costs and facility closure costs incurred in connection with various cost reduction programs in Europe, the United States and Canada.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of September 29, 2018 and December 31, 2017, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2017	$254
Restructuring costs in 2018	289
Cash payments	(218)
Foreign currency translation	—
Balance at September 29, 2018	$325
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

As of September 29, 2018, the Company has not completed the analysis of all the tax effects of the 2017 Tax Act and has not recorded any additional adjustments to the provisional amounts recorded at December 31, 2017 year-end. The Company will continue to make and refine its calculations as additional analysis is completed. These estimates may also be affected as the Company gains a more thorough understanding of the 2017 Tax Act. These changes could be material to income tax expense.

Note 5 – Income Taxes (continued)

The 2017 Tax Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of September 29, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it has included GILTI related to current-year operations only in its Estimated Annual Effective Tax Rate and has not provided additional GILTI on deferred items.
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 29, 2018 was 24.7% compared to 34.1% for the fiscal quarter ended September 30, 2017. The effective tax rate for the nine fiscal months ended September 29, 2018 was 27.1% compared to 30.7% for the nine fiscal months ended September 30, 2017. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily due to changes in the mix of worldwide income and fewer loss entities for which no benefit was recognized. The current nine fiscal month tax rate is lower than the prior year nine fiscal month tax rate primarily due to changes in the mix of worldwide income and certain discrete items such as fewer loss entities for which no benefit was recognized, partially offset by foreign exchange gains and losses on the Israeli shekel.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 29, 2018	December 31, 2017
2015 Credit Agreement - Revolving Facility	$12,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	3,141	3,664
2015 Credit Agreement - U.S. Delayed Draw Term Facility	7,679	8,956
2015 Credit Agreement - Canadian Term Facility	5,047	7,880
Exchangeable Unsecured Notes, due 2102	—	2,794
Other debt	303	401
Deferred financing costs	(253)	(340)
Total long-term debt	27,917	32,355
Less: current portion	4,367	3,878
Long-term debt, less current portion	$23,550	$28,477

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

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2018	$(27,390)	$(8,060)	$(35,450)
Other comprehensive income before reclassifications	(2,393)	—	(2,393)
Amounts reclassified from accumulated other comprehensive income (loss)	—	544	544
Balance at September 29, 2018	$(29,783)	$(7,516)	$(37,299)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2017	$(33,192)	$(7,145)	$(40,337)
Other comprehensive loss before reclassifications	6,119	—	6,119
Amounts reclassified from accumulated other comprehensive income (loss)	—	(60)	(60)
Balance at September 30, 2017	$(27,073)	$(7,205)	$(34,278)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 8 – Pension and Other Postretirement Benefits (continued)

	Fiscal quarter ended September 29, 2018		Fiscal quarter ended September 30, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$135	$27	$119	$28
Interest cost	171	38	167	35
Expected return on plan assets	(138)	—	(133)	—
Amortization of actuarial losses	128	44	114	28
Net periodic benefit cost	$296	$109	$267	$91

	Nine fiscal months ended September 29, 2018		Nine fiscal months ended September 30, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$410	$81	$355	$84
Interest cost	521	114	495	105
Expected return on plan assets	(421)	—	(395)	—
Amortization of actuarial losses	389	132	338	84
Net periodic benefit cost	$899	$327	$793	$273

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At September 29, 2018, the Company had reserved 182,055 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

Note 9 – Share-Based Compensation ( continued)

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

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Restricted stock units	$371	$467	$1,172	$959
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

Note 10 – Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net third-party revenues:
Foil Technology Products	$35,912	$29,315	$104,268	$86,385
Force Sensors	17,602	16,596	56,188	47,720
Weighing and Control Systems	21,976	16,894	62,356	50,806
Total	$75,490	$62,805	$222,812	$184,911

Gross profit:
Foil Technology Products	$15,779	$12,235	$46,136	$36,009
Force Sensors	4,557	4,746	15,487	12,964
Weighing and Control Systems	10,244	7,286	28,828	22,570
Total	$30,580	$24,267	$90,451	$71,543

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$10,304	$6,894	$29,073	$19,811
Force Sensors	2,214	2,564	8,174	6,242
Weighing and Control Systems	5,589	2,992	14,423	9,691
Unallocated G&A expenses	(7,248)	(6,497)	(21,249)	(19,124)
Restructuring costs	(228)	(423)	(289)	(1,292)
Consolidated condensed operating income	$10,631	$5,530	$30,132	$15,328

Restructuring costs:
Foil Technology Products	$—	$53	$—	$(85)
Force Sensors	(228)	(142)	(289)	(404)
Weighing and Control Systems	—	(79)	—	(366)
Corporate/Other	—	(255)	—	(437)
	$(228)	$(423)	$(289)	$(1,292)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foil Technology Products to Force Sensors and Weighing and Control Systems	$819	$656	$2,976	$2,011
Force Sensors to Foil Technology Products and Weighing and Control Systems	$332	$282	$1,048	$1,048
Weighing and Control Systems to Foil Technology Products and Force Sensors	$128	$350	$423	$678

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$7,547	$4,255	$20,228	$9,869

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	6	5	18

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$7,547	$4,261	$20,233	$9,887

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,474	13,291	13,431	13,253

Effect of dilutive securities:
Exchangeable notes	—	124	30	152
Restricted stock units	60	55	58	47
Dilutive potential common shares	60	179	88	199

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,534	13,470	13,519	13,452

Basic earnings per share attributable to VPG stockholders	$0.56	$0.32	$1.51	$0.74

Diluted earnings per share attributable to VPG stockholders	$0.56	$0.32	$1.50	$0.73

Note 12 – Additional Financial Statement Information
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange gain (loss)	$19	$169	$(431)	$(463)
Interest income	120	47	354	103
Other	(311)	1,290	(1,016)	766
	$(172)	$1,506	$(1,093)	$406

Included in Other, for the fiscal quarter and nine fiscal months ended September 30, 2017 were net proceeds of $1.5 million related to a lease termination payment at the Tianjin, People's Republic of China location.
Note 13 – Fair Value Measurements
ASC Topic 820, Fair Value Measurement, establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 29, 2018
Assets
Assets held in rabbi trusts	$4,945	$101	$4,844	$—

December 31, 2017
Assets
Assets held in rabbi trusts	$4,988	$364	$4,624	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 29, 2018 and December 31, 2017, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at September 29, 2018 and December 31, 2017 is approximately $27.9 million and $33.4 million, respectively, compared to its carrying value, excluding capitalized deferred financing costs, of $27.9 million and $32.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s

Note 13 – Fair Value Measurements (continued)

financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

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
Net revenues for the fiscal quarter ended September 29, 2018 were $75.5 million versus $62.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 29, 2018 were $7.5 million, or $0.56 per diluted share, versus $4.3 million, or $0.32 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 29, 2018 were $222.8 million versus $184.9 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 29, 2018 were $20.2 million, or $1.50 per diluted share, versus $9.9 million, or $0.73 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended September 29, 2018 and September 30, 2017 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Such non-GAAP measures do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (in thousands, except per share amounts):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross profit	$30,580	$24,267	$90,451	$71,543
Gross profit margin	40.5%	38.6%	40.6%	38.7%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	—	42	—	42

Adjusted gross profit	$30,580	$24,309	$90,451	$71,585
Adjusted gross profit margin	40.5%	38.7%	40.6%	38.7%

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating income	$10,631	$5,530	$30,132	$15,328
Operating margin	14.1%	8.8%	13.5%	8.3%

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	42	—	42
Restructuring costs	228	423	289	1,292

Adjusted operating income	$10,859	$5,995	$30,421	$16,662
Adjusted operating margin	14.4%	9.5%	13.7%	9.0%

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net earnings attributable to VPG stockholders	$7,547	$4,255	$20,228	$9,869

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	42	—	42
Restructuring costs	228	423	289	1,292
Reconciling items affecting other income/expense
Net proceeds from lease termination (b)	—	(1,544)	—	(1,544)
Less reconciling items affecting income tax expense
Tax effect of reconciling items	35	(394)	44	(339)
Adjusted net earnings attributable to VPG stockholders	$7,740	$3,570	$20,473	$9,998

Adjusted net earnings per diluted share	$0.57	$0.27	$1.51	$0.74

Weighted average shares outstanding - diluted	13,534	13,470	13,519	13,452
(a) Acquisition purchase accounting adjustments recorded in connection with the acquisition of Pacific Instruments include fair market value adjustments associated with inventory.

(b)	Net proceeds related to a lease termination payment at the Company's Tianjin, Peoples' Republic of China location.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2017 through the third quarter of 2018 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2017	2017	2018	2018	2018
Net revenues	$62,805	$69,439	$73,091	$74,231	$75,490

Gross profit margin	38.6%	38.5%	39.0%	42.3%	40.5%

End-of-period backlog	$76,200	$88,900	$93,900	$101,000	$99,400

Book-to-bill ratio	1.12	1.18	1.05	1.13	0.98

Inventory turnover	2.64	2.85	2.93	2.71	2.74

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2017	2017	2018	2018	2018
Foil Technology Products
Net revenues	$29,315	$29,888	$34,154	$34,202	$35,912
Gross profit margin	41.7%	39.3%	42.8%	46.1%	43.9%
End-of-period backlog	$35,500	$46,600	$47,900	$54,900	$53,100
Book-to-bill ratio	1.03	1.36	1.01	1.24	0.95
Inventory turnover	2.88	2.98	3.18	2.81	2.83

Force Sensors
Net revenues	$16,596	$17,726	$19,228	$19,358	$17,602
Gross profit margin	28.6%	29.5%	27.3%	29.4%	25.9%
End-of-period backlog	$18,300	$21,600	$19,900	$17,300	$16,800
Book-to-bill ratio	1.25	1.18	0.91	0.88	0.98
Inventory turnover	2.02	2.07	2.26	2.26	2.26

Weighing and Control Systems
Net revenues	$16,894	$21,825	$19,709	$20,671	$21,976
Gross profit margin	43.1%	44.8%	43.9%	48.0%	46.6%
End-of-period backlog	$22,400	$20,700	$26,100	$28,800	$29,500
Book-to-bill ratio	1.15	0.92	1.28	1.18	1.02
Inventory turnover	3.41	4.22	3.83	3.35	3.35
Net revenues for the third quarter of 2018 increased 1.7%, 3.2% excluding exchange rate impacts, from the second quarter of 2018 due to increased volume in the Foil Technology Products and Weighing and Control Systems reporting segments. Net revenues increased 20.2%, 21.6% excluding exchange rate impacts, from the third quarter of 2017 due to increased volume in all three reporting segments.
Net revenues in the Foil Technology Products reporting segment increased 5.0% compared to the second quarter of 2018 due to Pacific Instruments products in the Americas for end users in the avionics, military and space market. Net revenues increased 22.5% from the third quarter of 2017 due to precision resistor products in all regions for distribution and OEM customers primarily in the test and measurement market, strain gage products in all regions mainly for OEM customers in the force measurement and test and measurement markets and Pacific Instruments products in the Americas for end users customers in the avionics, military and space market.
Net revenues in the Force Sensors reporting segment decreased 9.1% from the second quarter of 2018 mainly due to lower volume from OEM and distribution customers in the force measurement and precision weighing markets, mainly in the Americas. Net revenues increased 6.1% from the third quarter of 2017 due to OEM customers in the force measurement market, primarily in the Americas.
Net revenues in the Weighing and Control Systems reporting segment increased 6.3% from the second quarter of 2018 and increased 30.1% from the third quarter of 2017. Sequentially, the higher net revenues are primarily attributable to a volume increase in the steel product line in Europe and onboard weighing and process weighing product lines in the Americas. Compared to the third quarter of 2017, the strong revenues are attributable to all product lines in all regions.
Overall gross profit margin in the third quarter of 2018 decreased 1.8% as compared to the second quarter of 2018 and increased 1.9% from the third quarter of 2017.
Sequentially, all reporting segments contributed to the decrease in the gross profit margin. The Foil Technology Products segment gross profit margin decreased due to an increase in variable costs as a result of manufacturing inefficiencies in addition to a reduction in inventory, partially offset by an increase in volume. The Force Sensors segment gross profit margin decreased due to a decrease in volume, a reduction in inventory and the U.S. imposition of tariffs on goods from China. The decrease in gross profit margin in the Weighing and Control Systems segment was mainly due to unfavorable product mix, manufacturing inefficiencies and the U.S. imposition of tariffs on goods from China, partially offset by an increase in volume.
Compared to the third quarter of 2017, the Foil Technology Products and Weighing and Control Systems reporting segments had a higher gross profit margin primarily due to an increase in volume. The Force Sensors reporting segment had a lower gross profit margin primarily due to the U.S. imposition of tariffs on goods from China, wage increases and a reduction in inventory partially offset by the increase in volumes.
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
The Company recorded $0.2 million and $0.3 million of restructuring costs during the fiscal quarter and nine fiscal months ended September 29, 2018, respectively, and $0.4 million and $1.3 million of restructuring costs during the fiscal quarter and nine fiscal months ended September 30, 2017, respectively. Restructuring costs consist mainly of employee termination costs, including severance and statutory retirement allowances, and facility closure costs, and were incurred in connection with various cost reduction programs.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended September 29, 2018, exchange rates decreased net revenues by $0.7 million, and costs of products sold and selling, general, and administrative expenses by $0.7 million, when compared to the comparable prior year period. For the nine fiscal months ended September 29, 2018, exchange rates increased net revenues by $4.4 million, and costs of products sold and selling, general, and administrative expenses by $4.6 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of September 29, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Costs of products sold	59.5%	61.4%	59.4%	61.3%
Gross profit	40.5%	38.6%	40.6%	38.7%
Selling, general, and administrative expenses	26.1%	29.2%	26.9%	29.7%
Operating income	14.1%	8.8%	13.5%	8.3%
Income before taxes	13.3%	10.5%	12.4%	7.8%
Net earnings	10.0%	6.9%	9.1%	5.4%
Net earnings attributable to VPG stockholders	10.0%	6.8%	9.1%	5.3%

Effective tax rate	24.7%	34.1%	27.1%	30.7%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues	$75,490	$62,805	$222,812	$184,911
Change versus comparable prior year period	$12,685		$37,901
Percentage change versus prior year period	20.2%		20.5%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	20.9%	17.7%
Change in average selling prices	0.5%	0.0%
Foreign currency effects	(1.2)%	2.8%
Net change	20.2%	20.5%
During the fiscal quarter and nine fiscal months ended September 29, 2018, net revenues increased 20.2% and 20.5%, respectively, as compared to the comparable prior year periods due to increased volume in all three reporting segments and favorable exchange rate impacts for the year to date period.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross profit margin	40.5%	38.6%	40.6%	38.7%
The gross profit margin for the fiscal quarter and nine fiscal months ended September 29, 2018 increased 1.9% for each of the comparable prior year periods, respectively. For the fiscal quarter ended September 29, 2018 compared to the comparable prior year period, the Foil Technology Products and Weighing and Control Systems reporting segments had a higher gross profit margin primarily due to an increase in volume. The Force Sensors reporting segment had a lower gross profit margin primarily due to the U.S. imposition of tariffs on goods from China, wage increases and a reduction in inventory partially offset by the increase in volumes. For the nine months ended September 29, 2018, compared to the comparable prior year period, improved gross profit margin was due to volume increases from all reporting segments, partially offset by higher manufacturing costs, including wage increases and labor inefficiencies, and U.S. imposition of tariffs on goods from China in the Force Sensors reporting segment, wage increases in the Foil Technology Products segment, and higher tariffs on goods from China in the Weighing and Control Systems reporting segments

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues	$35,912	$29,315	$104,268	$86,385
Change versus comparable prior year period	$6,597		$17,883
Percentage change versus prior year period	22.5%		20.7%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	22.9%	18.6%
Change in average selling prices	0.0%	(0.3)%
Foreign currency effects	(0.4)%	2.4%
Net change	22.5%	20.7%
Net revenues increased 22.5% and 20.7% for the fiscal quarter and nine fiscal months ended September 29, 2018, respectively, as compared to the comparable prior year periods due to precision resistor products in all regions for distribution and OEM customers primarily in the test and measurement market, strain gage products in all regions mainly for OEM customers in the force measurement and test and measurement markets and Pacific Instruments products in the Americas for end users customers in the avionics, military and space market.
Favorable exchange rates also impacted the nine fiscal months ended September 29, 2018 as compared to the comparable prior year period.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross profit margin	43.9%	41.7%	44.2%	41.7%
The gross profit margin increased 2.2% and 2.5% for the fiscal quarter and nine fiscal months ended September 29, 2018, respectively, when compared to the comparable prior year periods primarily due to an increase in volume. Favorable exchange rates also impacted the gross profit margin for the nine fiscal months ended September 29, 2018 as compared to the comparable prior year period.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues	$17,602	$16,596	$56,188	$47,720
Change versus comparable prior year period	$1,006		$8,468
Percentage change versus prior year period	6.1%		17.7%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	6.4%	15.8%
Change in average selling prices	0.5%	(0.2)%
Foreign currency effects	(0.8)%	2.1%
Net change	6.1%	17.7%
Net revenues increased 6.1% and 17.7% for the fiscal quarter and nine fiscal months ended September 29, 2018, respectively, as compared to the comparable prior year periods. The increase for the fiscal quarter ended September 29, 2018 was attributable to OEM customers in the force measurement market, primarily in the Americas. The increase for the nine fiscal months ended September 29, 2018 was mainly due to higher volume with OEM customers in the force measurement market sector and the precision weighing sectors in all regions, along with favorable exchange rate impacts.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross profit margin	25.9%	28.6%	27.6%	27.2%
The gross profit margin for the fiscal quarter ended September 29, 2018 decreased 2.7% compared to the comparable prior year period primarily due to the U.S. imposition of tariffs on goods from China, wage increases and a reduction in inventory partially offset by the increase in volumes. The gross profit margin for the nine fiscal ended September 29, 2018 increased 0.4%, compared to the comparable prior year period. Higher net revenues were almost completely offset by labor and manufacturing inefficiencies, U.S. imposition of tariffs on goods from China, higher wages and unfavorable exchange rate impacts.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues	$21,976	$16,894	$62,356	$50,806
Change versus comparable prior year period	$5,082		$11,550
Percentage change versus prior year period	30.1%		22.7%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	31.6%	17.9%
Change in average selling prices	1.4%	0.8%
Foreign currency effects	(2.9)%	4.0%
Net change	30.1%	22.7%
Net revenues increased 30.1% and 22.7% for the fiscal quarter and nine fiscal months ended September 29, 2018, as compared to the comparable prior year periods. For the fiscal quarter ended September 29, 2018, the strong revenues are attributable to all product lines in all regions. For the nine fiscal months ended September 29, 2018, the strong revenues from all products lines and favorable exchange rate impacts reflect the improvement over the comparable prior year period.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross profit margin	46.6%	43.1%	46.2%	44.4%
The gross profit margin for the fiscal quarter and nine fiscal months ended September 29, 2018 increased 3.5% and 1.8%, respectively, compared to the comparable prior year periods, primarily due to an increase in volume. Favorable exchange rates impacts also added to the improvement for the nine month period, as compared to the prior year period.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total SG&A expenses	$19,721	$18,314	$60,030	$54,923

As a percentage of net revenues	26.1%	29.2%	26.9%	29.7%
SG&A expenses for the fiscal quarter ended September 29, 2018 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases, higher commissions, bonuses and higher headcount. SG&A expenses for the nine fiscal months ended September 29, 2018 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases, higher commissions, bonuses and higher headcount and $1.1 million related to foreign currency effects.
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
The Company recorded restructuring costs during the fiscal quarter and nine fiscal months ended September 29, 2018 of $0.2 million and $0.3 million respectively, which consisted mainly of employee termination costs in connection with cost reduction programs in Asia.
During the fiscal quarter and nine fiscal months ended September 30, 2017, the Company recorded aggregate restructuring costs of $0.4 million and $1.3 million, respectively, which consisted mainly of employee termination costs and facility closure costs incurred in connection with various cost reduction programs in Europe, the United States and Canada.

Other Income (Expense)
Interest expense for the fiscal quarter and nine fiscal months ended September 29, 2018 was comparable with interest expense in the comparable prior year periods.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 29, 2018	September 30, 2017	Change
Foreign exchange gain (loss)	$19	$169	$(150)
Interest income	120	47	73
Other	(311)	1,290	(1,601)
	$(172)	$1,506	$(1,678)

	Nine fiscal months ended
	September 29, 2018	September 30, 2017	Change
Foreign exchange loss	$(431)	$(463)	$32
Interest income	354	103	251
Other	(1,016)	766	(1,782)
	$(1,093)	$406	$(1,499)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended September 29, 2018, the slight change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the British pound and the Euro. For the nine fiscal months ended September 29, 2018, foreign exchange gains and losses during the period, as compared to the prior year period were flat with unfavorable currency fluctuations with the Israeli shekel being offset by favorable currency fluctuations with the British pound, the Japanese yen, and the Canadian dollar.
Included in Other, for the fiscal quarter and nine fiscal months ended September 30, 2017 were net proceeds of $1.5 million related to a lease termination payment at the Tianjin, People's Republic of China location.
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

As of September 29, 2018, the Company has not completed the analysis of all the tax effects of the 2017 Tax Act and has not recorded any additional adjustments to the provisional amounts recorded at December 31, 2017 year end. We will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law. These changes could be material to income tax expense

The 2017 Tax Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of September 29, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our Estimated Annual Effective Tax Rate and have not provided additional GILTI on deferred items.

The effective tax rate for the fiscal quarter ended September 29, 2018 was 24.7% compared to 34.1% for the fiscal quarter ended September 30, 2017. The effective tax rate for the nine fiscal months ended September 29, 2018 was 27.1% compared to 30.7% for the nine fiscal months ended September 30, 2017. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily due to changes in the mix of worldwide income and fewer loss entities for which no benefit was recognized. The current nine fiscal month tax rate is lower than the prior year nine fiscal month tax rate primarily due to changes in the mix of worldwide income and certain discrete items such as fewer loss entities for which no benefit was recognized, partially offset by foreign exchange gains and losses on the Israeli shekel.
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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at September 29, 2018. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
During the first quarter of 2018, a holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at a contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes have been canceled and VPG has no further obligations pursuant to such notes.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.3 million at September 29, 2018 and $0.4 million at December 31, 2017.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the nine fiscal months ended September 29, 2018, cash provided by operating activities was $18.0 million. Cash provided by operating activities for the nine fiscal months ended September 30, 2017 was $14.8 million.
Free cash generated during the nine fiscal months ended September 29, 2018, was $8.2 million. We refer to the amount of cash provided by operating activities ($18.0 million) in excess of our capital expenditures ($10.0 million) and net of proceeds from the sale of assets ($0.2 million) as “free cash,” a measure which management uses to evaluate our ability to fund acquisitions and repay debt. Free cash is also used as a metric for certain of our performance-based equity compensation awards.

The following table summarizes the components of net cash (debt) at September 29, 2018 and December 31, 2017 (in thousands):

	September 29, 2018	December 31, 2017
Cash and cash equivalents	$78,628	$74,292

Third-party debt, including current and long-term:
Term loans	15,867	20,500
Revolving debt	12,000	9,000
Third-party debt held by Japanese subsidiary	303	401
Exchangeable notes, due 2102	—	2,794
Deferred financing costs	(253)	(340)
Total third-party debt	27,917	32,355
Net cash	$50,711	$41,937
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
Approximately 90% and 93% of our cash and cash equivalents balance at September 29, 2018 and December 31, 2017, respectively, was held by our non-U.S. subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of the Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million at December 31, 2017. The Company will continue to evaluate its cash needs, however we currently do not intend to repatriate funds in excess of the $25.5 million that could be subject to local tax or local withholding tax. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
See the following table for the percentage of cash and cash equivalents, by region, at September 29, 2018 and December 31, 2017:

	September 29, 2018	December 31, 2017
Israel	29%	37%
Asia	28%	28%
Europe	16%	15%
United States	10%	7%
United Kingdom	13%	5%
Canada	4%	8%
	100%	100%
Our financial condition as of September 29, 2018 remains strong, with a current ratio (current assets to current liabilities) of 4.1 to 1.0, as compared to a ratio of 3.7 to 1.0 at December 31, 2017.
Cash paid for property and equipment for the nine fiscal months ended September 29, 2018 was $10.0 million compared to $4.4 million in the comparable prior year period. Capital expenditures for the nine fiscal months ended September 29, 2018 are comprised of projects mainly related to the expansion of the business.
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
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As described below, management has identified a material weakness in our internal control over financial reporting which is an integral component of our disclosure controls and procedures. As a result of the material weakness that existed as of December 31, 2017, and continued to exist as of September 29, 2018, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Our management has developed and commenced implementation of a plan to remediate the material weakness in our internal control over financial reporting by expanding the internal audit function at the Company to examine and update our internal control processes, to update the control activities documentation, to perform expanded risk assessment activities, to implement controls to mitigate the risks identified and to redesign our monitoring program to improve the identification, reporting and remediation of control deficiencies. Our remediation efforts were not complete as of September 29, 2018, however we believe we substantially completed our control activities documentation remediation and we expect to complete the monitoring of the design and effectiveness of controls during the fourth quarter of 2018. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address the material weakness or modify certain of the remediation measures. Once all remedial actions have been implemented, these actions will be tested to determine whether the applicable controls are operating effectively.

Except as noted in the preceding paragraphs, during our last fiscal quarter ended September 29, 2018, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
We have manufacturing operations in China, Europe, Canada, and the United States, as well as in other countries. Significant tariffs or other restrictions which are placed on Chinese, European, or Canadian imports to the United States, or any related counter-measures which are taken by the countries involved, may materially harm our revenues and results of operations. Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018 and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018. The USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. As a result of these tariffs, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Additionally, the current U.S. administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 29, 2018, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: November 6, 2018