Form 10-K
period 2018-12-31
Vishay Precision Group, Inc.
filed 2019-03-14
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($38.15 on June 30, 2018), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $480,732,000. There is no non-voting stock outstanding.
As of March 14, 2019, the registrant had 12,465,989 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2018

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
Beginning in the 1960’s, Vishay Intertechnology established itself as a technical and market leader in precision foil resistors, and foil strain gages. These innovations were the genesis of the foil technology that is a unique strategic competitive advantage of VPG. The subsequent innovations and advancement of foil resistance and strain gage technology opened the door to numerous commercial applications, such as force sensors and control systems on a vertical market basis.
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
On December 30, 2015, we completed the acquisition of Stress-Tek, Inc. ("Stress-Tek") based in Kent, Washington. Stress-Tek designs and manufactures state-of-the-art, rugged and reliable strain gage-based load cells and force measurement systems. Stress-Tek primarily operates in North America, where their sensors and display systems are used in a wide range of industries, predominantly in transportation and trucking, for timber, refuse, aggregate, mining, and general trucking applications. Stress-Tek products are marketed under the Vulcan brand as part of the VPG Onboard Weighing offerings for our Weighing and Control Systems reporting segment. As a part of the Stress-Tek acquisition, we acquired ownership of a manufacturing, engineering, sales, administrative, and warehouse facility in Kent, Washington.
On April 6, 2016, the Company completed the acquisition of Pacific Instruments, Inc. ("Pacific") based in Concord, California. Pacific designs and manufactures high-performance signal conditioning, data acquisition and control systems and has extensive experience integrating these systems. Pacific sells primarily to the aerospace, commercial aviation and defense markets in the United States. Pacific products expanded the offerings of our Foil Technology Products reporting segment, which already offered data acquisition systems, primarily in the field of strain measurement. As a result of our acquisition, we acquired a leased manufacturing, engineering, sales and administrative facility in Concord, California.
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
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we recently signed a long term lease for a state of the art facility to be constructed in Israel to move forward with our advanced sensors business.

We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2017 we closed two leased facilities in the United States and moved to more cost effective locations. .
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
Product Segments
Foil Technology Products
The Foil Technology Products ("FTP") segment includes our foil resistor and strain gage operating segments. Foil resistor products offer superior precision, stability, and reliability. Our resistor portfolio encompasses a wide variety of configurations and packages designed to meet the requirements of even the most demanding applications. Typical applications for foil resistors include high end test equipment and electronics for the aviation, military and space, semiconductor, process control, oil and gas, and medical markets. Typical applications for strain gages, which include advanced sensor gages, are stress analysis for structural testing in the aviation, military and space, infrastructure, and construction markets, along with force measurement and weighing markets. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. This segment also includes our data acquisition systems business.
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
Our Pacific business offers a broad range of high performance signal conditioning, data acquisition and control systems, many of which reach customers outside our traditional commercial customer base, such as U.S. government related customers.

A significant portion of products from the strain gage operating segment are sold to third parties as “standard catalog items”; the remainder of this operating segment's products are sold as non-standard and/or custom products to third parties and to our Force Sensors segment.
Force Sensors
The Force Sensors segment includes a broad line of load cells and force measurement transducers that are offered as precision sensors for industrial and commercial use. Typical applications for force sensors are in construction machinery(for stability control, overload protection), agricultural equipment (for precision force measurement), and medical devices (such as hospital beds and medication dosing). The truck and heavy equipment market has begun to adopt force sensors technology as process control and equipment control features for their products. These sensors use our foil technology products, which serve as sensing elements and components within each unit. Further integration of our load cells technology is also offered as part of our weighing module products, which provide customers with a complete sensor assembly that may be used within a wide variety of digital transducers.
A majority of products from the Force Sensors segment are sold to third parties as “standard catalog items,” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties. In addition, we sell products from this segment to our Weighing and Control Systems segment as well as to OEM manufacturers, which often involve "design-in" features. Direct sales channels (field application engineers (“FAEs”)) are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire standard products.
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
Other major components that comprise our systems are: electronic displays; optical gages; signal processors; MEMS sensors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of force, weight, pressure, torque, tilt, motion, and acceleration. FAEs are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors and sales agents are also used, as appropriate, to market, sell, and support certain products in this segment.
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
Our product portfolio includes:

•
Foil resistors – Foil resistors are the most precise and stable type of resistors currently available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. Our foil resistors and current sensors are used in applications requiring a high degree of precision and stability, such as in medical applications, precision equipment for front-end and back-end semiconductor testing and semiconductor fabrication equipment, and avionics/military/aerospace applications. We sell our foil resistors under the Vishay Foil Resistors, Alpha Electronics, and Powertron brands, including under our well-known Bulk Metal® trademark. The ultra-precision technology also provides extremely low temperature coefficient resistance and exceptional long term stability through temperature extremes. To complement our extensive portfolio of high-performance foil resistors, we also offer decade boxes, standard resistors, exceptional precision thin film and power resistors including special construction configurations to meet the requirements of high temperature applications. We continue to develop, manufacture and market new types of Bulk Metal foil resistors, including military-established reliability components and devices for high temperature applications.

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

•
Transducers, load cells, and modules – A transducer is mounted on a structure that is subjected to weight or other forces, such as the platform of an industrial scale. The term “load cell” is primarily used to describe transducers used in weighing applications. Strain gage transducers consist of one or more strain gages bonded to a metallic support. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example, weight or tension. We produce both analog and digital transducers. Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications. We sell our load cells and modules under the overall VPG Transducers name as we continue to transition from the previously used Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.

•
Data acquisition systems – Data acquisition systems, which include instruments to measure, process, digitize, display, and record the output of our strain gages, transducers, and other sensor or sensor-based systems as well as deliver information to control systems. Our acquisition of Pacific significantly expanded our previous instruments offerings.

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
Manufacturing Operations
Our principal manufacturing facilities are located in Israel, the United States, Canada, India, the People’s Republic of China, Germany, and Japan. We also have manufacturing facilities in Sweden, the United Kingdom, the Republic of China (Taiwan), and France. Over the past several years, we have invested substantial resources to increase capacity and to enhance automation in our plants, which we believe will further reduce production costs.
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
Our foil resistors, where we maintain a leading market share, and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Competition in our Foil Technology Products segment includes IRC, SSM, Caddock and Flat Dashi for foil resistors, and HBM, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for foil strain gages. Competitors in our Force Sensors segment include HBM, Zemic, Utilcell, and Flintec. Competitors in our Weighing and Control Systems segment include Hardy Instruments and Mettler-Toledo for process weighing; ABB, Siemens, Haehne, Dalian and IMS for steel mill systems; and Air-Weigh, Vehicle Weighing Systems, MOBA, and AMCS for onboard weighing.
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
Employees
As of December 31, 2018, we employed approximately 2,600 total employees, substantially all of which were full-time employees. Approximately 87% of the employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.

Executive Officers
The following table sets forth certain information regarding our executive officers as of March 14, 2019:

Name	Age	Positions
Ziv Shoshani	52	Chief Executive Officer, President, and Director
William M. Clancy	56	Executive Vice President and Chief Financial Officer
Roland B. Desilets	57	Vice President and General Counsel
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
Roland B. Desilets is our Vice President and General Counsel. He joined VPG in March 2010 after serving as Executive Vice President, General Counsel, and Secretary for QAD, Inc. (NASDAQ:QADA/QADB) from 2001 to 2009. Prior to that time he spent one year as Executive Vice President, General Counsel, and Secretary of Atlas Commerce, Inc., a Safeguard Scientifics (NYSE:SFE) partner company. Mr. Desilets initially joined QAD, Inc. in 1993, serving as Regional General Counsel until 1998, when he was named General Counsel. Previously, he was Intellectual Property Counsel for Unisys Corporation. Mr. Desilets holds a juris doctor degree from Widener University Delaware School of Law, a master of science degree in computer science from Villanova University, and a bachelor of science degree in physics from Ursinus College.
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
Our business structure emphasizes vertical product integration. For example our force sensor business is significant customer (by volume) for our strain gages. While we believe this has been, and will continue to be, a sound business structure, vertical product integration and the resulting interdependencies of our divisions exposes us to certain risks. As a consequence of our vertical integration, our force sensors business may compete with certain of our customers and potential customers for strain gages while our systems business may compete with certain of our customers and potential customers for force sensors, who, for that reason, may elect not to do business with us.
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
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property ("IP") rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in April 2018, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture are identified in the report as being on the Priority Watch List. In China, for instance, the USTR is concerned about the urgent need to remediate a range of IP-related concerns, including trade secret theft, online piracy and counterfeiting, the high-volume manufacture and export of counterfeit goods, technology transfer requirements imposed as a condition to access the Chinese market, the mandatory application of adverse terms to foreign IP licensors, and IP ownership and research and development localization requirements. Structural impediments to administrative, civil, and criminal IP enforcement are also problematic. The USTR also expressed concern that in India there is a lack of sufficient measurable improvements to its IP framework on long standing and new challenges that have negatively affected U.S. right holders over the past year. Other countries in which we do business were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
Our force sensor products, and weighing and control systems, often have long product development cycles, both to develop the product or system and to secure customer acceptance following what may be a lengthy on-site testing period. During product development and testing, we may incur substantial costs without corresponding revenues. If our custom product or system is ultimately accepted by the customer, we may then begin to realize substantial revenues from our development efforts.
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
Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In the past, we experienced a material weakness in our internal control over financial reporting related to deficiencies in our internal control structure arising out of our significant change in size, complexity and structure due to multiple restructurings and acquisitions. We have since remediated the material weakness through updates to our control activities documentation and process in numerous locations and improved processes related to monitoring of the design and effectiveness of internal controls. If we fail to maintain the effectiveness of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2018, $84.2 million of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.

The Tax Cuts and Jobs Act (“2017 Tax Act”), enacted on December 22, 2017, transitioned the U.S. from a worldwide tax system to a modified territorial tax system. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The 2017 Tax Act imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years. In 2017, we provided a provisional amount of $0.2 million. After finalizing the amount of earnings and profits subject to the transition tax and our foreign tax credit calculation in 2018, we determined the final current portion of transition tax to be immaterial. We did not need to repatriate amounts from our non-U.S. subsidiaries to the United States to satisfy this tax obligation.

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
We conduct a significant amount of business in the European Union, including in England, and our operations may be affected by the departure of the United Kingdom from the European Union.
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

The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and established. Withdrawal from the European Union is controversial in the United Kingdom notwithstanding the 2016 vote. In December 2018, the European Court of Justice ruled that, subject to certain conditions, a member state could revoke notification of its intention to withdraw from the European Union. The British government and the European Union negotiated a withdrawal agreement which the European Union approved. However, the British parliament recently rejected the agreement. Although the British Prime Minister Theresa May has committed to drafting and negotiating a new withdrawal agreement, there remains considerable uncertainty around the withdrawal agreement. Failure to obtain both European Union and parliamentary approval of a negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on March 29, 2019, probably with no agreement (a so-called “hard Brexit”). During this time, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit, especially in the case of a hard Brexit, will affect economic conditions in the United Kingdom, the European Union, or globally. Because we have sales throughout the European Union and offices in England and throughout the EU, it is possible that Brexit may require us to restructure our European operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union.
Significant developments from the recent and potential changes in tariffs, trade regulation or other restrictions may adversely impact our business, financial condition and results of operations.
We have manufacturing operations in China, Europe, Canada, and the United States, as well as in other countries. Significant tariffs or other restrictions which are placed on Chinese, European, or Canadian imports to the United States, or any related counter-

measures which are taken by the countries involved, may materially harm our revenues and results of operations. Examples of recent actions are tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018 and a 25% tariff on certain products that originate in China announced by the United States Trade Representative (“USTR”) in June 2018. The USTR also announced in June and July 2018 two additional supplemental lists of products that are subject to tariffs if the goods imported into the United States originate in China, which would increase the cost of imported products. We are implementing operational changes intended to mitigate the impact of these tariffs.
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
We have principal manufacturing facilities and operations located in Israel. Accordingly, our business will be directly influenced by the political, economic and military conditions affecting Israel at any given time. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including wars. A change in the security and political situation in Israel and in the economy could have a material adverse effect on our business, operating results and financial condition.

Operational difficulties, including those associated with a planned new facility in Israel, could adversely impact our business.

We have entered into a long term lease for property in Israel on which a new approximately 121,400 square foot facility will be constructed. We intend to consolidate certain of our operations in Israel in this facility, including expanding the capability of our advance sensors product line. Any delay in constructing and opening this new facility and in consolidating our operations could adversely affect our future business and results of operations. We cannot guarantee that this facility will be completed in a timely manner or that the consolidation of operations in Israel will be completed successfully.

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
As of December 31, 2018, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
Also, given our market capitalization and trading volume fluctuations, it is possible that there will be less market and institutional interest in our shares, and that we will not attract substantial coverage in the analyst community. As a result, the trading market for our shares may be less liquid, making it more difficult for investors to dispose of their shares at favorable prices, and investors may have less independent information and analysis available to them concerning our company.
The holders of Class B convertible common stock have effective voting control of our company.
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval/or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 34.6% of the total voting power of our capital stock as of December 31, 2018.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 18 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Wendell, North Carolina USA	Foil Technology Products	147,000
Chennai, India (a)	Force Sensors	129,000
Holon, Israel	Foil Technology Products	97,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Kent, Washington	Weighing and Control Systems	47,000
Akita, Japan (b)	Foil Technology Products	46,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000

Third-Party Leased Locations
Toronto, Canada	Weighing and Control Systems	65,000
Tianjin, People’s Republic of China	Force Sensors	34,000
Karmiel, Israel	Force Sensors	26,000
Omer, Israel	Foil Technology Products	24,000
Holon, Israel	Foil Technology Products	18,000
Concord, California USA	Foil Technology Products	16,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Teltow, Germany	Foil Technology Products	11,000
Degerfors, Sweden	Weighing and Control Systems	8,000
Malvern, Pennsylvania USA	Corporate	8,000

(a)	The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire, or in finding alternative facilities.
On February 17, 2019, one of our indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. Such lease agreement provides that we will lease a new building containing approximately 121,400 square feet that will be built by the landlord.

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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 753 at March 14, 2019.
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 14, 2019 we had outstanding 1,025,158 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.1% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.8% of our Class B convertible common stock, representing 34.6% of the total voting power of our capital stock as of December 31, 2018.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2013, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Vishay Precision Group, Inc.	Cumulative $	100.00	115.25	76.02	126.93	168.91	203.02
Russell 2000 Index	Cumulative $	100.00	104.89	100.26	121.63	139.44	124.09
Peer Group *	Cumulative $	100.00	115.85	112.46	119.57	162.28	145.51

*The management selected peer group includes: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2018 and the balance sheet data as of December 31, 2018, 2017, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Net revenues	$299,794	$254,350	$224,929	$232,178	$250,028
Costs of products sold	178,527	156,067	142,120	147,949	159,254
Gross profit	121,267	98,283	82,809	84,229	90,774

Selling, general, and administrative expenses	80,935	73,751	68,382	71,282	77,034
Acquisition costs	—	—	494	185	—
Impairment of goodwill and indefinite-lived intangibles	2,820	—	—	4,942	5,579
Restructuring costs	289	2,044	2,666	4,461	668
Operating income	37,223	22,488	11,267	3,359	7,493

Other income (expense):
Interest expense	(1,738)	(1,842)	(1,486)	(771)	(882)
Other	(1,496)	(83)	(174)	(2,082)	(740)
Other (expense) income - net	(3,234)	(1,925)	(1,660)	(2,853)	(1,622)

Income before taxes	33,989	20,563	9,607	506	5,871

Income tax expense	10,344	6,169	3,199	13,500	2,613

Net earnings (loss)	23,645	14,394	6,408	(12,994)	3,258
Less: net earnings attributable to noncontrolling interests	(1)	49	4	14	178
Net earnings (loss) attributable to VPG stockholders	$23,646	$14,345	$6,404	$(13,008)	$3,080

Earnings (loss) per share data:
Basic	$1.76	$1.08	$0.49	$(0.96)	$0.22
Diluted	$1.75	$1.07	$0.48	$(0.96)	$0.22

Weighted average shares outstanding - basic	13,439	13,262	13,187	13,485	13,755
Weighted average shares outstanding - diluted	13,535	13,471	13,419	13,485	13,977

Balance Sheet Data:
Cash and cash equivalents	$90,159	$74,292	$58,452	$62,641	$79,642
Total assets	326,383	306,551	270,510	263,747	286,923
Long-term debt, less current portion	22,421	28,477	33,529	31,037	17,713
Working capital	160,088	139,400	118,952	121,065	131,714
Total VPG stockholders' equity	218,415	193,156	171,383	172,256	199,651

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
Net revenues for the year ended December 31, 2018 were $299.8 million compared to net revenues of $254.4 million for the year ended December 31, 2017. Net earnings attributable to VPG stockholders for the year ended December 31, 2018 were $23.6 million, or $1.75 per diluted share, compared to $14.3 million, or $1.07 per diluted share, for the year ended December 31, 2017.
The results of operations for the years ended December 31, 2018 and 2017 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted net earnings, and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profit margin, adjusted net earnings, and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Years ended December 31,
	2018	2017
Gross profit	$121,267	$98,283
Gross profit margin	40.5%	38.6%

Reconciling items affecting gross profit margin
Acquisition purchase accounting adjustments (a)	—	91

Adjusted gross profit	$121,267	$98,374
Adjusted gross profit margin	40.5%	38.7%

	Years ended December 31,
	2018	2017
Operating income	$37,223	22,488
Operating margin	12.4%	8.8%

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	91
Impairment of goodwill and indefinite-lived intangibles	2,820	—
Restructuring costs	289	2,044

Adjusted operating income	$40,332	$24,623
Adjusted operating margin	13.5%	9.7%

	Years ended December 31,
	2018	2017
Net earnings attributable to VPG stockholders	$23,646	$14,345

Reconciling items affecting operating margin
Acquisition purchase accounting adjustments (a)	—	91
Impairment of goodwill and indefinite-lived intangibles	2,820	—
Restructuring costs	289	2,044

Reconciling items affecting other income/expense
UK pension settlement (b)	673	—
Net proceeds from lease termination (c)	—	(1,544)
Tax rebate	—	189

Less reconciling items affecting income tax expense
Tax effect of reconciling items and discrete tax items(d)	(333)	(174)
Adjusted net earnings attributable to VPG stockholders	$27,761	$15,299

Weighted average shares outstanding - diluted	13,535	13,471

Adjusted net earnings per diluted share	$2.05	$1.14

(a)	Acquisition purchase accounting adjustments in 2017 include fair market value adjustments associated with inventory recorded as a component of costs of products sold.

(b)	In 2018, the Company incurred one-time settlement costs in connection with the de-risking of the pension plan in our UK location (see Note 9 to our consolidated financial statements).

(c)	Net proceeds related to a lease termination payment at the Company's Tianjin, People's Republic of China location in 2017.

(d)
Included in the discrete items for 2018 is a $0.6 million tax expense related to Israel foreign currency. Included in the discrete items for 2017 is a $1.6 million tax benefit related to Israel foreign currency and deferred tax rate change, offset by $1.5 million of income tax expense impact from tax reform.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2017 and through the fourth quarter of 2018 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2017	2018	2018	2018	2018
Net revenues	$69,439	$73,091	$74,231	$75,490	$76,982

Gross profit margin	38.5%	39.0%	42.3%	40.5%	40.0%

End-of-period backlog	$88,900	$93,900	$101,000	$99,400	$93,400

Book-to-bill ratio	1.18	1.05	1.13	0.98	0.93

Inventory turnover	2.85	2.93	2.71	2.74	2.89

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2017	2018	2018	2018	2018
Foil Technology Products
Net revenues	$29,888	$34,154	$34,202	$35,912	$36,741
Gross profit margin	39.3%	42.8%	46.1%	43.9%	42.0%
End-of-period backlog	$46,600	$47,900	$54,900	$53,100	$48,700
Book-to-bill ratio	1.36	1.01	1.24	0.95	0.88
Inventory turnover	2.98	3.18	2.81	2.83	3.07
Force Sensors
Net revenues	$17,726	$19,228	$19,358	$17,602	$16,998
Gross profit margin	29.5%	27.3%	29.4%	25.9%	26.6%
End-of-period backlog	$21,600	$19,900	$17,300	$16,800	$17,700
Book-to-bill ratio	1.18	0.91	0.88	0.98	1.05
Inventory turnover	2.07	2.26	2.26	2.26	2.34
Weighing and Control Systems
Net revenues	$21,825	$19,709	$20,671	$21,976	$23,243
Gross profit margin	44.8%	43.9%	48.0%	46.6%	46.8%
End-of-period backlog	$20,700	$26,100	$28,800	$29,500	$27,000
Book-to-bill ratio	0.92	1.28	1.18	1.02	0.92
Inventory turnover	4.22	3.83	3.35	3.35	3.36
Net revenues for the fourth quarter of 2018 increased 2.0% from the net revenues of $75.5 million reported in the third quarter of 2018, and increased 10.9% from $69.4 million for the comparable prior year period.
Net revenues in the Foil Technology Products segment of $36.7 million in the fourth quarter of 2018 increased 2.3% from $35.9 million in the third quarter of 2018, and increased 22.9% from $29.9 million in the fourth quarter of 2017. The sequential increase in net revenues from the third quarter was primarily attributable to precision resistor products in Asia for EMS and distribution customers in the test and measurement and avionics, military and space markets. Compared to the fourth quarter of 2017, net revenues increased due to higher revenue related to precision resistor products in all regions for distribution and EMS customers, primarily in the test and measurement and avionics, military and space markets. In addition, advance sensors products in Asia for

OEM customers in the force measurement market and Pacific Instruments products in the Americas for end users customers in the avionics, military and space market contributed to the increase.
Net revenues in the Force Sensors segment of $17.0 million in the fourth quarter of 2018 decreased 3.4% compared to revenues of $17.6 million in the third quarter of 2018 due to lower volume attributable to distribution customers in the precision weighing market, mainly in the Americas. Net revenues in the fourth quarter of 2018 decreased 4.1% compared to $17.7 million in the fourth quarter of 2017 mainly due to lower volume attributable to distribution customers in the force measurement market, primarily in the Americas.
Net revenues in the Weighing and Control Systems segment of $23.2 million in the fourth quarter of 2018 increased 5.8% from $22.0 million in the third quarter of 2018 and increased 6.5% from $21.8 million in the fourth quarter of 2017. The sequential increase in net revenues was primarily attributable to a volume increase in the steel product line in Asia and process weighing product line in Europe, partially offset by a reduction in volume for the steel product line in Europe. Compared to the fourth quarter of 2017, the increase in net revenues was primarily attributable to the steel product line in Asia and process weighing product line in the Americas and Europe.
The gross profit margin for the fourth quarter of 2018 decreased 0.5% compared to the third quarter of 2018, and increased 1.5% from the fourth quarter of 2017.
Sequentially, improved gross profit margins in the Force Sensors and Weighing and Control Systems segments were partially offset by a decline in gross profit margin in the Foil Technology Products segment. In the Force Sensors segment, gross profit margin increased due to manufacturing efficiencies, partially offset by a reduction in volume. In the Weighing and Control System segment, gross profit margin increased due to an increase in volume. In the Foil Technology Products segment, the decline in gross profit margin was due to higher supplies and tooling and repairs and maintenance costs, manufacturing inefficiencies, partially offset by an increase in volume.
Compared to the fourth quarter of 2017, improved gross profit margins in the Foil Technology Products and Weighing and Control Systems segments, mainly due to higher volume, were partially offset by lower gross profit margins in the Force Sensors segment. The Force Sensors segment gross profit margin was negatively impacted by an increase in wages, the U.S. imposition of tariffs on goods from China, and a reduction in inventory.
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
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we recently signed a long term lease for a state of the art facility to be constructed in Israel to move forward with our advanced sensors business.
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
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $11.8 million, $11.7 million, and $11.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
The Company recorded restructuring costs of $0.3 million, $2.0 million, and $2.7 million during the years ended December 31, 2018, 2017, and 2016, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2018, exchange rate impacts increased net revenues by $3.1 million, and increased costs of products sold and selling, general, and administrative expenses by $2.7 million, when compared to the prior year. For the year ended December 31, 2017, exchange rate impacts reduced net revenues by $0.1 million, and increased costs of products sold and selling, general, and administrative expenses by $2.8 million, when compared to the prior year. For the year ended December 31, 2016, exchange rate impacts reduced net revenues by $2.8 million, and costs of products sold and selling, general, and administrative expenses by $3.1 million, when compared to the prior year.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates by management.
Revenue Recognition
We recognize revenue when the obligation under the terms of a contract with our customer are satisfied, which generally occurs with the transfer of control of our products. For certain contracts with post-shipment obligations, revenue is recognized when the post-shipment obligation is satisfied. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing post-shipment obligations. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Given the specialized nature of our products, we generally do not allow product returns.
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
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if we conclude otherwise, then we are required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. We estimate the fair value of our reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.

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

Definite-lived intangible assets, such as customer relationships, patents and acquired technology, non-competition agreements, and certain trade names are amortized on a straight-line method over their estimated useful lives. Patents and acquired technology are being amortized over useful lives of seven to twenty years. Customer relationships are being amortized over useful lives of five to eighteen years. Trade names are being amortized over their contractual period ranging from seven to ten years. Non-competition agreements are being amortized over periods of five to ten years. We review the carrying values of these assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the assets, when combined with the broader asset group in which they belong, may not be recoverable based on undiscounted estimated cash flows expected to result from its use and eventual disposition.
During 2018, we recognized an impairment loss associated with the goodwill and indefinite lived intangible assets in the instrumentation reporting unit, which holds goodwill related to our 2016 Pacific acquisition, which was recognized in the fourth quarter of fiscal 2018. The impairment was primarily from lower margins on the forecasted projections due to product mix. After considering the impact of the impairment charges, the carrying amount of goodwill and indefinite-lived trade names as of December 31, 2018 was $3.5 million and $0.4 million, respectively.
Determining whether to test goodwill for impairment, and the application of goodwill impairment tests, require significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates could materially affect the determination of fair value for each reporting unit. A slowdown or deferral of orders for a business, with which we have goodwill associated, could impact our valuation of that goodwill. The reporting unit associated with the Pacific acquisition is particularly sensitive to the revenue projections used in the income approach valuation to determine the fair value and its related impact on gross margin. Additionally, our forecast has been established expecting that we will normalize our supply chain costs, which also positively impacts our gross margin projections. In the event the revenue and margin projections are not achieved, we could have an additional impairment of the goodwill and indefinite-lived trade name that are associated with the Pacific acquisition. For example, if we reduced our future gross profit margin projections by 50 basis points, with no changes to other assumptions, our goodwill impairment would have increased by approximately $1.0 million.
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
Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 81% of our retirement obligations at December 31, 2018. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our annual effective tax rate is based on pre-tax earnings, statutory tax rates and enacted tax laws. Significant judgments and estimates must be made in determining our consolidated income tax expense as presented in our financial statements.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As a result of the Tax Cut and Jobs Act, in 2017 the Company had recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned distribution of approximately $25.5 million of previously unremitted earnings. As of December 31, 2018, the planned distribution amount is approximately $17.5 million with a remaining deferred tax liability of approximately $1.6 million. In addition, we estimate that additional withholding taxes of approximately $17.6 million would be payable upon the distribution of the balance of our previously unremitted earnings at December 31, 2018. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Act") was enacted. The 2017 Tax Act significantly changed U.S.tax law by, among other things, lowering the corporate tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on post 1986 undistributed foreign earnings as of December 31, 2017. The 2017 Tax Act permanently reduces the U.S. tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate expected to apply to taxable income in the years in which the temporary differences are expected to recover or be settled.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. The Company elects to recognize tax expense related to GILTI in the year the tax is incurred.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2018, 2017, and 2016
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2018	2017	2016
Costs of products sold	59.5%	61.4%	63.2%
Gross profit	40.5%	38.6%	36.8%
Selling, general, and administrative expenses	27.0%	29.0%	30.4%
Operating income	12.4%	8.8%	5.0%
Income before taxes	11.3%	8.1%	4.3%
Net earnings	7.9%	5.7%	2.8%
Net earnings attributable to VPG stockholders	7.9%	5.6%	2.8%

Effective tax rate	30.4%	30.0%	33.3%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017	2016
Net revenues	$299,794	$254,350	$224,929
Change versus prior year	$45,444	$29,421
Percentage change versus prior year	17.9%	13.1%
Changes in net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016
Change attributable to:
Change in volume	16.3%	13.0%
Change in average selling prices	0.1%	(0.2)%
Foreign currency effects	1.5%	(0.2)%
Acquisitions	0.0%	0.5%
Net change	17.9%	13.1%

During the year ended December 31, 2018, net revenues increased 17.9% over the prior year. The increase in net revenues is attributable to volume increases in all three reporting segments including the test and measurement, force measurement, and avionics, military and space market sectors in the Foil Technology Products segment, the force measurement and precision weighing markets in the Force Sensors segment, and the steel and precision weighing market sectors in the Weighing and Control Systems segment.

During the year ended December 31, 2017, revenues increased 13.1% over the prior year. The increase in net revenues is attributable to volume increases in all three reporting segments including the test and measurement and force measurement market sectors in the Foil Technology Products segment, the force measurement and precision weighing end markets in the Force Sensors segment, and the steel and precision weighing market sectors in the Weighing and Control Systems segment.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2018	2017	2016
Gross profit margin	40.5%	38.6%	36.8%

The gross profit margin for the year ended December 31, 2018 increased 1.9% over the prior year. Improved gross profit margin was due to volume increases from all reporting segments, a 16.3% increase from the prior year, partially offset by higher manufacturing costs, including wage increases and labor inefficiencies, and U.S. imposition of tariffs on goods from China, mainly in the Force Sensors reporting segment.

The gross profit margin for the year ended December 31, 2017 increased 1.8% over the prior year mainly due to higher volume, in all three reporting segments. Volume increased 13.0% in 2017 as compared to 2016.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017	2016
Net revenues	$141,009	$116,272	$100,942
Change versus prior year	$24,737	$15,330
Percentage change versus prior year	21.3%	15.2%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016
Change attributable to:
Change in volume	19.8%	14.6%
Change in average selling prices	(0.1)%	(0.2)%
Foreign currency effects	1.6%	(0.3)%
Acquisitions	—%	1.1%
Net change	21.3%	15.2%

For the year ended December 31, 2018, net revenues increased 21.3% as compared to the prior year. Improved volume resulted from sales of precision resistor products in all regions for distribution and OEM customers, primarily in the test and measurement market, strain gage products in all regions mainly for OEM customers in the force measurement and test and measurement markets and Pacific Instruments products in the Americas for end users customers in the avionics, military and space market. Favorable exchange rate impacts, mainly from the Euro, also impacted net revenues for the year ended December 31, 2018 as compared to the comparable prior year period.

For the year ended December 31, 2017, net revenues increased 15.2% as compared to the prior year due to higher volume from precision resistor OEM customers in the test and measurement market sector in Asia and Europe and the avionics military and aerospace market sector in the U.S.. Additionally, higher volume from advanced sensors products in the force measurement market sector in Asia and additional revenues from the acquisition of Pacific contributed to the improvements in net revenues. Unfavorable exchange rate impacts from the Japanese yen and the British pound were partially offset by favorable exchange rate impacts from the Euro.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2018	2017	2016
Gross profit margin	43.7%	41.1%	39.0%

For the year ended December 31, 2018, the gross profit margin increased 2.6% as compared to the prior year primarily due to higher volume and favorable exchange rate impacts relating to the Euro.

For the year ended December 31, 2017, the gross profit margin increased 2.1% as compared to the prior year mainly due to higher volume and labor efficiencies, partially offset by unfavorable exchange rate impacts relating to the Israeli shekel and higher fixed manufacturing costs including headcount and wage increases.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017	2016
Net revenues	$73,186	$65,446	$60,234
Change versus prior year	$7,740	$5,212
Percentage change versus prior year	11.8%	8.7%
Changes in Force Sensors segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016
Change attributable to:
Change in volume	10.7%	9.4%
Change in average selling prices	0.0%	(0.9)%
Foreign currency effects	1.1%	0.2%
Net change	11.8%	8.7%
For the year ended December 31, 2018, net revenues increased 11.8% from the prior year mainly due to higher volume with OEM customers in the force measurement and precision weighing market sectors in the Americas and Europe. Favorable exchange rate impacts from the Euro and British pound offset the unfavorable exchange rate impacts with the India rupee to add to the improvement in net revenues.
For the year ended December 31, 2017, net revenues increased 8.7% from the prior year mainly due to higher volume with OEM customers in the force measurement and precision weighing end markets in all regions. Favorable exchange rate impacts from the Euro offset the unfavorable exchange rate impacts with the British pound to add to the improvement in net revenues.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2018	2017	2016
Gross profit margin	27.3%	27.8%	26.0%
For the year ended December 31, 2018, the gross profit margin decreased 0.5% when compared to the prior year. Higher net revenues were offset by labor and manufacturing inefficiencies, U.S. imposition of tariffs on goods from China, higher wages and unfavorable exchange rate impacts with the India rupee. For the year ended December 31, 2017, the gross profit margin increased 1.8% when compared to the prior year primarily due to higher volume and cost savings measures, including headcount reductions from plant closures and relocations.

Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017	2016
Net revenues	$85,599	$72,632	$63,753
Change versus prior year	$12,967	$8,879
Percentage change versus prior year	17.9%	13.9%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	2018 vs. 2017	2017 vs. 2016
Change attributable to:
Change in volume	15.6%	13.7%
Change in average selling prices	0.7%	0.3%
Foreign currency effects	1.6%	(0.1)%
Net change	17.9%	13.9%

For the year ended December 31, 2018, net revenues increased 17.9% when compared to the prior year with strong revenues from the precision weighing and steel market sectors, across all products lines and all regions, Favorable exchange rate impacts with the Euro and British pound also contributed to the improvement in net revenues over the prior year.

For the year ended December 31, 2017, net revenues increased 13.9% when compared to the prior year mainly due to improvements in the steel business in Asia and the on-board weighing products in Europe and the Americas. Unfavorable exchange rate impacts with the British pound were almost completely offset by favorable exchange rate impacts from the Euro and Canadian dollar.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2018	2017	2016
Gross profit margin	46.4%	44.5%	43.6%

For the year ended December 31, 2018, the gross profit margin increased 1.9% from the prior year mainly due to improved volume across all product lines.

For the year ended December 31, 2017, the gross profit margin increased from the prior year mainly driven by the improved volume in the steel business and on-board weighing business.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2018	2017	2016
Total SG&A expenses	$80,935	$73,751	$68,382
as a percentage of net revenues	27.0%	29.0%	30.4%
SG&A expenses for the year ended December 31, 2018 increased $7.2 million versus the prior year mainly due to higher personnel costs, including wage increases, higher commissions and bonuses, higher headcount, higher professional fees and $0.6 million related to unfavorable exchange rate impacts.
SG&A expenses for the year ended December 31, 2017 increased $5.4 million versus the prior year mainly due to higher personnel costs, including wage increases, higher bonuses and incentive compensation and additional SG&A expenses of $0.6 million associated with the operation of Pacific, which was acquired on April 6, 2016. Additionally, SG&A expenses for the year ended December 31, 2016 included $1.3 million of strategic evaluation costs.
Impairment of Goodwill and Indefinite-lived Intangible Assets
As a result of our required annual impairment test performed on goodwill and indefinite-lived intangible assets,for the year ended December 31, 2018, we recorded a $2.5 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and a $0.3 million net of tax, non-cash impairment charge which reduced the carnying value of indefinite-lived intangible assets. See our critical accounting policies and Note 4 for further discussion. There were no impairment charges recorded for the years ended December 31, 2017 or December 31, 2016.
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
The Company recorded restructuring costs of $0.3 million, $2.0 million, and $2.7 million during the years ended December 31, 2018, 2017, and 2016, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
Acquisition Costs
No acquisition costs were incurred for the year ended December 31, 2018 or December 31, 2017. For the year ended December 31, 2016, we recorded acquisition costs in our consolidated statements of operations of $0.5 million in connection with the acquisitions of Stress-Tek and Pacific.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $1.7 million, $1.8 million, and $1.5 million for the years ended, December 31, 2018, 2017, and 2016, respectively. Interest expense was lower in 2018 compared to 2017, with lower debt balances and lower interim borrowings offsetting the slightly higher interest rates. Interest expense was higher in 2017 compared to 2016 due higher interim borrowings and higher interest rates.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2018	2017	Change
Foreign exchange gain/(loss)	$(279)	$(724)	$445
Interest income	506	167	339
Pension expense	(1,682)	(863)	(819)
Other	(41)	1,337	(1,378)
	$(1,496)	$(83)	$(1,413)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains/(losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Euro, and the Canadian dollar.

The Company adopted Accounting Standards Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" . This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost are presented outside of operating income. The Company adopted the new standard as of January 1, 2018 and recorded the non-service cost component of $1.7 million to Other income (expense) - other for the year ended December 31, 2018. Additionally, the non-service cost component of $0.9 million and $0.6 million was reclassified from Operating income to Other income (expense) - other for the years ended December 31, 2017 and 2016, respectively.
Included within Other, for the year ended December 31, 2017, is net proceeds of $1.5 million related to a lease termination payment at the Company's Tianjin, People's Republic of China location. The relocation of operation in Tianjin has been completed and the majority of the expenses associated with the move have been incurred.

	Years ended December 31,
	2017	2016	Change
Foreign exchange gain/(loss)	$(724)	$449	$(1,173)
Interest income	167	179	(12)
Pension expense	(863)	(556)	(307)
Other	1,337	(246)	1,583
	$(83)	$(174)	$91

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange losses during the period, as compared to the prior year period is primarily due to fluctuations in the Canadian dollar and Israeli shekel.
Income Taxes
Our effective tax rate for the year ended December 31, 2018 was 30.4%, compared to 30.0% for the year ended December 31, 2017, and 33.3% for the year ended December 31, 2016. Our effective tax rate is slightly higher in 2018 compared to 2017 primarily due to the geographical mix of income.
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
Guidance issued by the Securities Exchange Commission ("SEC"), provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. Consistent with that guidance, the Company had provisionally determined the tax cost of the one-time transition tax under the 2017 Tax Act to be approximately $2.2 million for 2017. This amount included the tax benefit from the net operating loss of approximately $3.9 million. As a result of the implementation of a modified territorial tax system, the Company reassessed its assertion with respect to certain subsidiaries that the earnings of those subsidiaries are indefinitely reinvested and in 2017 recorded a deferred tax liability of $1.8 million of withholding tax associated with a planned cash distribution of approximately $25.5 million of previously unremitted earnings. The deferred tax liability of $1.8 million was included in the provisional tax of $2.2 million for 2017. In accordance with SAB 118 the financial reporting impact of the 2017 Tax Act was completed in the fourth quarter of 2018 which resulted in a net increase in tax expense of approximately $0.8 million caused by a decrease in the transition tax and an increase in the valuation allowance.
We reassessed our ability to realize our U.S. deferred tax assets during 2018 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:

2018

•	2.4% increase as a result of the enactment of the 2017 Tax Act in the U.S., as described above.

•	1.8% rate increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates.

•	1.5% rate increase related to increase in valuation allowance primarily related to our US entities.

•	1.5% rate increase related to impairment of goodwill.

•	0.9% rate increase related to foreign currency primarily attributable to our operations in Israel and India.
2017

•	10.8% increase as a result of the enactment of the 2017 Tax Act in the U.S., as described above, on December 22, 2017, which significantly changed U.S. corporate income tax laws.

•
5.5% rate reduction related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates primarily attributable to our operations in Israel.

•	6.3% rate reduction related to foreign currency primarily attributable to our operations in Israel and India.

•	1.9% rate reduction related to decrease in valuation allowance primarily by our non-US entities.
2016

•	13.2% rate increase relating to the current year impact of establishing valuation allowances on deferred tax assets, primarily with respect to U.S. federal and state deferred tax assets.

•	8.5% rate increase related to the adjustment of deferred tax assets established in various foreign jurisdictions in prior years.

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
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2018 and December

31, 2017, were 4.82% and 4.19%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 4.82% and 4.19%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2018. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
By reason of the spin-off, VPG assumed the liability for an aggregate $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes was December 13, 2102.
Effective February 26, 2018, the holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at the contractual put/call rate of $22.57 per share. Following these transactions, all exchangeable notes have been canceled and VPG has no further obligations pursuant to such notes.
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $0.3 million at December 31, 2018 and $0.4 million at December 31, 2017. The debt is payable monthly over the next 3 years at a zero percent interest rate.
See Note 7 to our consolidated financial statements for additional details.
Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2018 was $35.4 million as compared to $22.7 million for the year ended December 31, 2017, and $11.5 million for the year ended December 31, 2016. Cash provided by operating activities for the year ended December 31, 2018 was driven by an increase in net earnings. Cash provided by operating activities for the year ended December 31, 2017 was driven by an increase in net earnings and a receipt of a lease termination payment of $1.5 million. Cash provided by operating activities for the year ended December 31, 2016 was impacted by cash payments of $4.2 million related to restructuring and $1.1 million related to the strategic alternative evaluation process.
Approximately 93% of our cash and cash equivalents balance at December 31, 2018 and 2017, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2018 and December 31, 2017:

	December 31,
	2018	2017
Asia	28%	28%
United States	7%	7%
Israel	35%	37%
Europe	13%	15%
United Kingdom	12%	5%
Canada	5%	8%
Total	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million. As of December 31, 2018, the remaining planned cash distribution amount is approximately $17.5 million with a remaining deferred tax liability of approximately $1.6 million. The Company will continue to evaluate its cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, and the planned dividend noted above, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2018, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $1.6 million noted above.
For the year ended December 31, 2018, we generated free cash of $21.0 million. We refer to “free cash,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash generated from operations ($35.4 million) in excess of our capital expenditures ($14.5 million) and net of proceeds from the sale of assets ($0.1 million).
The following table summarizes the components of net cash (debt) at December 31, 2018 and at December 31, 2017 (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$90,159	$74,292

Third-party debt, including current and long-term
Term loans	$15,018	$20,500
Revolving debt	12,000	9,000
Third-party debt held by Japanese subsidiary	279	401
Exchangeable notes, due 2102	—	2,794
Deferred financing costs	(222)	(340)
Total third-party debt	27,075	32,355
Net cash	$63,084	$41,937
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
Our financial condition as of December 31, 2018 is strong, with a current ratio (current assets to current liabilities) of 3.9 to 1.0, as compared to a current ratio of 3.7 to 1.0 at December 31, 2017.
Cash paid for property and equipment for the year ended December 31, 2018 and December 31, 2017 was $14.5 million and $7.0 million, respectively. Capital spending for 2018 was comprised of projects related to the normal maintenance of business, cost reduction programs, and some carryover projects from 2017. Capital expenditures for 2019 are expected to be approximately $30 million, which includes expected building projects of approximately $15 million for capacity expansion in Israel and India.

Contractual Commitments
As of December 31, 2018, we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$27,297	$4,654	$22,643	$—	$—
Interest payments on long-term debt	1,166	696	470	—	—
Operating leases	8,267	3,580	3,123	1,228	336
Unrecognized tax benefits, including interest and penalties	1,052	188	—	—	864
Expected pension and postretirement plan benefit payments from unfunded plans (a)	4,762	362	970	994	2,436
Expected pension and postretirement plan contributions to funded plans (b)	976	976	—	—	—
Total contractual cash obligations	$43,520	$10,456	$27,206	$2,222	$3,636

(a)	Due to the nature of unfunded plans, benefit payments are considered to be funded when paid.

(b)	Due to the uncertainty of future cash outflows, contributions to the pension and other postretirement benefit plans subsequent to 2019 have been excluded from the table above.
Our consolidated balance sheet at December 31, 2018 includes approximately $1.1 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. However, of the $0.9 million of unrecognized tax benefits, none are covered under the terms of the Tax Matters Agreement.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain financial risks, including fluctuations in foreign currency exchange rates, interest rates, and commodity prices. We manage our exposure to these market risks through internally established policies and procedures. Our policies do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our strategies as needed.
Interest Rate Risk
We are exposed to changes in interest rates as a result of our borrowing activities and our cash balances.
The Company entered into a second amended and restated revolving credit facility on December 30, 2015. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2018, the Company has $12.0 million borrowings outstanding under the revolving credit facility and $15.0 million in outstanding term loans.
At December 31, 2018, we have $90.2 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2018 and 2017, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.2 million and $0.1 million in 2018 and 2017, respectively.
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
We have performed a sensitivity analysis as of December 31, 2018 and 2017, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2018 and 2017, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.8 million and $2.5 million for the years ended December 31, 2018 and December 31, 2017, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.5 million and $1.2 million for the years ended December 31, 2018 and December 31, 2017, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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

Changes in Internal Controls over Financial Reporting

As previously disclosed, management identified a material weakness in our internal control over financial reporting as of December 31, 2017, due to the aggregation of certain internal control deficiencies related to the design, operating effectiveness and monitoring of various transaction and monitoring controls.

Since identifying these weaknesses, the Company created a steering committee which has overseen the remediation efforts. We conducted company-wide training sessions to re-educate the organization on internal controls, which included finance, information technology, human resources, and logistics personnel. We completed a comprehensive internal risk assessment to identify our internal control risks and the approach to address the risks identified. The result of the risk assessment was the foundation for the planned documentation reviews, which included flow charts, narratives, and risk and control matrices. Additionally, we created a standard set of controls, that at a minimum, must be included with in each legal entity's internal control framework. We established an Internal Audit function to provide monitoring feedback to management and the audit committee. The Company also implemented an internal control software to streamline our internal control documentation on a global platform for both management and internal audit.

As of December 31, 2018, our management has determined that the remedial steps described above have been satisfactorily implemented and tested and that the material weakness in our internal control over financial reporting identified as of December 31, 2017 no longer exists.

Except as disclosed above, there were no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Vishay Precision Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vishay Precision Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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
March 14, 2019

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2018, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

1)	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2018 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

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

10.17
Lease Agreement between Vishay Advanced Technologies Ltd and Mega Or Holdings Ltd, dated February 17, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2019 and incorporated herein by reference).

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

10.43†
Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.44†
Amendment to Employment Agreement, dated May 4, 2018, by and between Vishay Precision Group, Inc. and Roland Desilets (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.45†	Amendment to Employment Agreement,dated March 10, 2019, by and among Vishay Advanced Technologies Ltd. and Ziv Shoshani.
10.46†	Amendment to Employment Agreement, dated March 11, 2019, by and among Vishay Precision Group, Inc. and William Clancy.
21.1	List of Subsidiaries.

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP relating to the Registrant’s financial statements.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 14, 2019		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 14, 2019
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 14, 2019
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 14, 2019
Marc Zandman

/s/ Saul V. Reibstein	Director	March 14, 2019
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 14, 2019
Timothy V. Talbert

/s/ Janet Clarke	Director	March 14, 2019
Janet Clarke

/s/ Bruce Lerner	Director	March 14, 2019
Bruce Lerner

/s/ Wesley Cummins	Director	March 14, 2019
Wesley Cummins

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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

We have served as the Company’s auditor since 2009

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania

March 14, 2019

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$90,159	$74,292
Accounts receivable, net of allowances for doubtful accounts of $517 and $578, respectively	53,156	46,789
Inventories:
Raw materials	18,052	16,601
Work in process	22,007	23,160
Finished goods	22,182	20,174
Inventories, net	62,241	59,935
Prepaid expenses and other current assets	9,314	10,299
Total current assets	214,870	191,315

Property and equipment, at cost:
Land	3,390	3,434
Buildings and improvements	51,055	50,276
Machinery and equipment	105,840	95,158
Software	8,532	7,955
Construction in progress	2,157	2,252
Accumulated depreciation	(111,555)	(103,401)
Property and equipment, net	59,419	55,674

Goodwill	16,141	19,181

Intangible assets, net	17,656	20,475

Other assets	18,297	19,906
Total assets	$326,383	$306,551

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,461	$13,678
Payroll and related expenses	17,757	15,892
Other accrued expenses	17,031	15,952
Income taxes	3,879	2,515
Current portion of long-term debt	4,654	3,878
Total current liabilities	54,782	51,915

Long-term debt, less current portion	22,421	28,477
Deferred income taxes	2,200	2,300
Other liabilities	13,545	14,131
Accrued pension and other postretirement costs	14,982	16,424
Total liabilities	107,930	113,247

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,449,253 shares outstanding as of December 31, 2018 and 12,266,407 shares outstanding as of December 31, 2017	1,307	1,288
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,025,158 shares outstanding as of December 31, 2018 and December 31, 2017	103	103
Treasury stock, at cost - 619,667 shares held at December 31, 2018 and December 31, 2017	(8,765)	(8,765)
Capital in excess of par value	196,666	192,904
Retained earnings	66,569	43,076
Accumulated other comprehensive loss	(37,465)	(35,450)
Total Vishay Precision Group, Inc. stockholders' equity	218,415	193,156
Noncontrolling interests	38	148
Total equity	218,453	193,304
Total liabilities and equity	$326,383	$306,551

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2018	2017	2016
Net revenues	$299,794	$254,350	$224,929
Costs of products sold	178,527	156,067	142,120
Gross profit	121,267	98,283	82,809

Selling, general, and administrative expenses	80,935	73,751	68,382
Acquisition costs	—	—	494
Impairment of goodwill and indefinite-lived intangibles	2,820	—	—
Restructuring costs	289	2,044	2,666
Operating income	37,223	22,488	11,267

Other income (expense):
Interest expense	(1,738)	(1,842)	(1,486)
Other	(1,496)	(83)	(174)
Other (expense) income - net	(3,234)	(1,925)	(1,660)

Income before taxes	33,989	20,563	9,607

Income tax expense	10,344	6,169	3,199

Net earnings	23,645	14,394	6,408
Less: net earnings attributable to noncontrolling interests	(1)	49	4
Net earnings attributable to VPG stockholders	$23,646	$14,345	$6,404

Basic earnings per share attributable to VPG stockholders	$1.76	$1.08	$0.49
Diluted earnings per share attributable to VPG stockholders	$1.75	$1.07	$0.48

Weighted average shares outstanding - basic	13,439	13,262	13,187
Weighted average shares outstanding - diluted	13,535	13,471	13,419

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years ended December 31,
	2018	2017	2016
Net earnings	$23,645	$14,394	$6,408

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,929)	5,802	(4,488)
Pension and other postretirement actuarial items	1,914	(915)	(2,728)
Other comprehensive income (loss)	(2,015)	4,887	(7,216)

Comprehensive income (loss)	21,630	19,281	(808)

Less: comprehensive income attributable to noncontrolling interests	(1)	49	4

Comprehensive income (loss) attributable to VPG stockholders	$21,631	$19,232	$(812)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities
Net earnings	$23,645	$14,394	$6,408
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	2,820	—	—
Depreciation and amortization	10,631	10,626	11,149
(Gain) loss on disposal of property and equipment	(120)	(195)	(823)
Share-based compensation expense	1,799	1,499	37
Inventory write-offs for obsolescence	1,876	2,065	1,755
Deferred income taxes	1,011	1,890	301
Other	819	893	(2,044)
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(7,757)	(10,537)	1,322
Inventories	(5,095)	(4,307)	(1,968)
Prepaid expenses and other current assets	588	(3,260)	955
Trade accounts payable	(819)	2,009	237
Other current liabilities	5,981	7,652	(5,824)
Net cash provided by operating activities	35,379	22,729	11,505

Investing activities
Capital expenditures	(14,521)	(6,960)	(10,425)
Proceeds from sale of property and equipment	132	541	4,203
Purchase of business	—	—	(10,626)
Net cash used in investing activities	(14,389)	(6,419)	(16,848)

Financing activities
Principal payments on long-term debt	(5,603)	(2,628)	(2,133)
Proceeds from revolving facility	22,000	41,000	25,000
Payments on revolving facility	(19,000)	(41,000)	(20,000)
Distributions to noncontrolling interests	(109)	(75)	(15)
Payments of employee taxes on certain share-based arrangements	(801)	(303)	(85)
Net cash (used in) provided by financing activities	(3,513)	(3,006)	2,767
Effect of exchange rate changes on cash and cash equivalents	(1,610)	2,536	(1,613)
Increase (decrease) in cash and cash equivalents	15,867	15,840	(4,189)

Cash and cash equivalents at beginning of year	74,292	58,452	62,641
Cash and cash equivalents at end of year	$90,159	$74,292	$58,452

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(13,239)	$(10,092)	$(10,425)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$(2,794)	$(1,303)	$—

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	$1,276	$103	$(8,765)	$190,436	$22,327	$(33,121)	$172,256	$185	$172,441
Net loss	—	—	—	—	6,404	—	6,404	4	6,408
Other comprehensive loss	—	—	—	—	—	(7,216)	(7,216)	—	(7,216)
Share-based compensation expense	—	—	—	37	—	—	37	—	37
Restricted stock issuances (22,871 shares)	2	—	—	(100)	—	—	(98)	—	(98)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2016	$1,278	$103	$(8,765)	$190,373	$28,731	$(40,337)	$171,383	$174	$171,557
Net earnings	—	—	—	—	14,345	—	14,345	49	14,394
Other comprehensive loss	—	—	—	—	—	4,887	4,887	—	4,887
Share-based compensation expense	—	—	—	1,499	—	—	1,499	—	1,499
Restricted stock issuances (41,322 shares)	4	—	—	(265)	—	—	(261)	—	(261)
Common stock issuance from conversion of exchangeable notes ( 57,729 shares)	6	—	—	1,297	—	—	1,303	—	1,303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	23,646	—	23,646	(1)	23,645
Other comprehensive income	—	—	—	—	—	(2,015)	(2,015)	—	(2,015)
Share-based compensation expense	—	—	—	1,799	—	—	1,799	—	1,799
Restricted stock issuances (59,038 shares)	7	—	—	(819)	—	—	(812)	—	(812)
Common stock issuance from conversion of exchangeable notes ( 123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(109)	(109)
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453

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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $11.8 million, $11.7 million, and $11.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have all the necessary information available to prepare and analyze the accounting treatment for the proper recognition of the tax impact of the 2017 Tax Act. In accordance with SAB 118 guidance, the Company had recorded the provisional tax impacts related to the deemed distribution of foreign earnings and the expense for the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. In accordance with SAB 118, the financial reporting impact of the 2017 Tax Act was completed in the fourth quarter of 2018 resulting in a net increase in tax expense of $0.8 million.
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2018 or 2017.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.5 million and $0.6 million at December 31, 2018 and 2017, respectively. Bad debt expense was $0.0 million, $0.1 million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $8.9 million, $8.7 million, and $9.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, which included software depreciation expense of $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if we conclude otherwise, then we are required to perform the quantitative impairment test by calculating the fair value of the reporting

Note 1 – Background and Summary of Significant Accounting Policies (continued)

unit and comparing it against its carrying amount. We estimate the fair value of our reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.

The Company's required goodwill annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4 to the consolidated financial statements, the 2018 annual impairment test resulted in an impairment charge in the fourth quarter of 2018. The 2017 and 2016 annual impairment tests resulted in no impairment.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified. As more fully described in Note 4, the 2018 annual impairment test resulted in the Company recording an impairment charge in the fourth quarter of 2018. The 2017 and 2016 annual impairment tests resulted in no impairment.

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
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” and modified the standard thereafter. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this standard as of January 1, 2018 using the modified retrospective method. See Note 2 to the consolidated financial statements for additional details.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU is intended to clarify the presentation of certain cash receipts and payments within the statement of cash flows.  The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017‑01, “Clarifying the Definition of a Business.” This ASU provides a more robust framework to determine when a set of assets and activities constitutes a business.  The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017‑04, “Simplifying the Test for Goodwill Impairment.” This ASU eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). The Company early adopted this standard effective September 30, 2018, the date of the Company's annual impairment test for 2018. The Company's annual goodwill impairment test resulted in an impairment charge of $2.5 million utilizing the guidance in this ASU. See Note 4 to the consolidated financial statements for additional details.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost are presented outside of operating income. The Company adopted the new standard as of January 1, 2018 and recorded the non-service cost component of $1.7 million to Other income (expense) - other for the year ended December 31, 2018. Additionally, the non-service cost component of $0.9 million and $0.6 million was reclassified from Operating income to Other income (expense) - other for the years ended December 31, 2017 and 2016, respectively.

In May 2017, the FASB issued ASU No. 2017-09, “Scope of Modification Accounting." This ASU clarifies which changes to the terms or conditions of a share-based payment award will require modification accounting. The Company adopted this standard effective January 1, 2018 and it did not have a material impact on the consolidated financial statements.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit and pension and other postretirement plans. The amendments in this ASU are effective for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." This ASU modifies the disclosures on fair value measurements by removing the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the consolidated financial statements.

In January 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") related to items in accumulated other comprehensive income ("AOCI") that the FASB refers to as having been stranded in AOCI.  The new guidance may be applied retrospectively to each period in which the effect of the 2017 Tax Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period during which the 2017 Tax Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the 2017 Tax Act that are stranded in AOCI. The Company is evaluating the standard to determine the impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2019 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company anticipates the adoption of the new standard will result in establishing approximately $10.5 million to $11.5 million of lease assets and liabilities on our consolidated balance sheet. The Company does not expect the adoption to have a material impact to its consolidated statement of operations or consolidated statement of cash flows.

Note 2 – Revenues
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. As a result of the adoption, there was no cumulative effect adjustments. The Company has determined that the impact of adoption of ASC 606 does not have a material impact on the timing or amount of revenue that we recognize based on our business activities existing at the date of adoption.

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Year Ended December 31, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$61,132	$39,955	$23,818	$124,905
United Kingdom	3,666	11,787	14,296	29,749
Other Europe	31,431	10,678	18,741	60,850
Israel	11,028	517	—	11,545
Asia	33,752	10,249	7,442	51,443
Canada	—	—	21,302	21,302
	$141,009	$73,186	$85,599	$299,794

	Year Ended December 31, 2017
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$52,032	$34,108	$19,523	$105,663
United Kingdom	3,173	12,187	11,127	26,487
Other Europe	26,322	8,793	17,312	52,427
Israel	6,673	635	—	7,308
Asia	28,073	9,723	7,288	45,084
Canada	—	—	17,381	17,381
	$116,273	$65,446	$72,631	$254,350

	Year Ended December 31, 2016
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$47,414	$30,082	$18,423	$95,919
United Kingdom	3,770	12,232	10,843	26,845
Other Europe	22,969	8,087	15,345	46,401
Israel	4,719	751	27	5,497
Asia	22,070	9,082	3,731	34,883
Canada	—	—	15,384	15,384
	$100,942	$60,234	$63,753	$224,929

The following table disaggregates net revenue by market sector(in thousands):

	Years Ended December 31,
	2018	2017	2016
Test & Measurement	$76,735	$64,798	$53,691
Avionics, Military & Space	26,743	22,378	19,801
Medical	9,868	8,769	8,459
Precision Weighing	93,734	81,439	84,455
Force Measurement	66,551	53,503	39,975
Steel	26,163	23,463	18,548
	$299,794	$254,350	$224,929

Arrangements with Multiple Performance Obligations

Note 2 – Revenues (continued)

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2017	$824	$3,229
Balance at December 31, 2018	$964	$5,328
Increase	$140	$2,099

The amount of revenue recognized during the year ended December 31, 2018 that was included in the contract liability balance at December 31, 2017 was $3.0 million.

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

Note 3 – Acquisition Activity ( continued)

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

Note 3 – Acquisition Activity ( continued)

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

The Company recorded acquisition costs associated with this transaction in its consolidated statements of operations as follows (in thousands):

Year ended December 31,
2016
Accounting and legal fees	$51
Appraisal fees	12
Other	—
$63

Note 4 – Goodwill and Other Intangible Assets

The Company performed the first step of the impairment test as of the first day of the fiscal 2018 fourth quarter by calculating the fair value of the reporting units and comparing it against its carrying amount. The Company estimated the fair value of its reporting units by considering both an income approach and a market approach to valuation. The income approach to valuation used the Company’s estimates of the future cash flows of the reporting unit discounted to their net present value applying a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in the Company’s projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures and working capital requirements. The market approach to valuation used the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple. The Company applied that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit. Both of these approaches to estimating the fair value of the unit use inputs that are considered “Level 3” inputs to the fair value estimate (see Note 15 for a definition of Level 3 valuation inputs within the fair value hierarchy). The Company equally weighted the results of the income approach and the market approach to arrive at the estimated fair value of the reporting units.

After completing the impairment test, the Company determined that the carrying value of the instrumentation reporting unit

Note 4 – Goodwill and Other Intangible Assets (continued)

exceeded the fair value and recorded an impairment charge of $2.5 million. The impairment was primarily from lower margins on the forecasted projections due to product mix related to the Pacific acquisition. The impairment test for the remaining reporting units resulted in the fair value exceeding the carrying value, passing the quantitative impairment test. The Company's analysis in 2017 and 2016 resulted in the fair value exceeding the carrying value for all reporting units.

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

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Instruments
Balance at January 1, 2017	18,717	6,364	6,311	6,042
Foreign currency translation adjustment	464	464	—	—
Balance at December 31, 2017	19,181	6,828	6,311	6,042
Impairment charges	(2,500)	—	—	(2,500)
Foreign currency translation adjustment	(540)	(540)	—	—
Balance at December 31, 2018	16,141	6,288	6,311	3,542
Intangible assets were as follows (in thousands):

	December 31,
	2018	2017
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$9,067	$9,439
Customer relationships	20,941	21,810
Trade names	1,674	1,693
Non-competition agreements	11,820	12,084
	43,502	45,026
Accumulated amortization:
Patents and acquired technology	(4,103)	(3,839)
Customer relationships	(10,399)	(9,657)
Trade names	(1,674)	(1,688)
Non-competition agreements	(11,748)	(11,850)
	(27,924)	(27,034)
Net intangible assets subject to amortization	$15,578	$17,992

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	2,078	2,483
	$17,656	$20,475

Note 4 – Goodwill and Other Intangible Assets (continued)

Certain intangible assets are subject to foreign currency translation.
The Company performed an impairment test on the indefinite-lived trade names as of the first day of the fiscal 2018 fourth quarter and determined there was an impairment and recorded an impairment charge of $0.3 million related to the Pacific acquisition. The impairment was primarily from lower margins on the forecasted projections due to product mix. The value of the trade names was determined using an income approach, where the Company estimated the future cash flows associated with the trade names and discounted those cash flows back to their net present value. Due to the decline in cash flows as a result of the lower margins, the Company reduced the royalty rate, under the relief of royalty method, when performing the income approach valuation.

The Company's annual impairment test on the indefinite-lived trade names in 2017 and 2016 resulted in no impairment.
Amortization expense was $1.7 million, $1.9 million, and $1.8 million, for the years ended December 31, 2018, 2017, and 2016, respectively.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2019	$1,530
2020	1,499
2021	1,450
2022	1,449
2023	1,349

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
The Company recorded restructuring costs of $0.3 million, $2.0 million, and $2.7 million during the years ended December 31, 2018, 2017, and 2016, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes the activity to date related to these programs. The accrued restructuring liability balance as of December 31, 2018 and 2017, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$254	$1,333	$2,827
Restructuring charges	289	2,044	2,666
Cash payments	(384)	(3,122)	(4,152)
Foreign currency translation	—	(1)	(8)
Balance at end of year	159	254	1,333

Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2018	2017	2016
Domestic	$(7,897)	$(3,552)	$(5,285)
Foreign	41,886	24,115	14,892
	$33,989	$20,563	$9,607
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$189	$(425)	$(18)
State and local	162	89	30
Foreign	8,982	4,615	2,886
	9,333	4,279	2,898
Deferred:
Federal	197	(257)	(1,176)
State and local	(35)	(1)	(9)
Foreign	849	2,148	1,486
	1,011	1,890	301
Total income tax expense	$10,344	$6,169	$3,199
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Tax at statutory rate	$7,138	$7,197	$3,362
State income taxes, net of U.S. federal tax benefit	89	93	(15)
Effect of foreign operations	611	(1,137)	(1,418)
Change in valuation allowance	498	(397)	1,266
Change in unrecognized tax benefits, net	258	105	(899)
Impairment of goodwill	525	—	—
Specialty tax credits	(295)	(139)	(78)
Statutory rate changes	272	(470)	(180)
Effect of foreign exchange	321	(1,292)	88
Prior period deferred tax adjustments	—	—	817
2017 Tax Act:
Effects of U.S. tax reform	(135)	11,311	—
Change in valuation allowance	945	(9,093)	—
Other	117	(9)	256
Total income tax expense	$10,344	$6,169	$3,199

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

Also on December 22, 2017, the SEC staff issued SAB 118 which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. Consistent with that guidance, the Company had provisionally determined the tax cost of the one-time transition tax under the 2017 Tax Act to be approximately $2.2 million. This amount included the tax benefit from the net operating loss of approximately $3.9 million. As a result of the implementation of a modified territorial tax system, the Company reassessed its assertion with respect to certain subsidiaries that the earnings of those subsidiaries are indefinitely reinvested and in 2017 recorded a deferred tax liability of $1.8 million withholding tax associated with a planned cash distribution of approximately $25.5 million of previously unremitted earnings. The deferred tax liability of $1.8 million was included in the provisional tax of $2.2 million for 2017. As of December 31, 2018, the remaining planned cash distribution amount is approximately $17.5 million with a remaining deferred tax liability of approximately $1.6 million. In accordance with SAB 118, the financial reporting impact of the 2017 Tax Act was completed in the fourth quarter of 2018 resulting in a net $0.8 million increase in tax expense caused by a decrease in the transition tax and an increase in the valuation allowance.

The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize tax expense related to GILTI in the year the tax is incurred.

For the year-ended December 31, 2018, the Company recognized approximately $15.6 million of GILTI income.  The U.S. tax on the GILTI income was fully offset by foreign tax credits associated with GILTI and U.S. operating losses exclusive of GILTI.  Any excess foreign tax credits associated with GILTI are lost and cannot be carried forward to future years.  The Company would have generated a net operating loss for U.S. federal income tax purposes but for the effects of the GILTI provision.  The state tax treatment of GILTI is still evolving as not all states have provided guidance on how they will treat GILTI income.  Our current treatment of GILTI may change as additional guidance is provided.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Note 6 – Income Taxes (continued)

	December 31,
	2018	2017
Deferred tax assets:
Pension and other postretirement costs	$3,600	$4,295
Inventories	2,103	1,800
Net operating/capital loss carryforwards	9,536	9,523
Tax credit carryforwards	748	—
Deferred compensation	2,009	2,142
Other accruals and reserves	3,547	3,192
Book over tax depreciation	12	—
Total gross deferred tax assets	21,555	20,952
Less: valuation allowance	(14,455)	(12,434)
	7,100	8,518
Deferred tax liabilities:
Tax over book depreciation	—	(125)
Investment in subsidiary	(1,983)	(2,214)
Intangible assets, including tax deductible goodwill	(884)	(713)
Total gross deferred tax liabilities	(2,867)	(3,052)

Net deferred tax assets	$4,233	$5,466

In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2017 and 2018, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek and Pacific was also considered in determining the realization of the U.S. deferred tax assets. The Pacific acquisition resulted in the establishment of deferred tax liabilities which allowed the Company to adjust its previously established valuation allowance by $1.6 million. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2018 and 2017, the valuation allowance on U.S. deferred tax assets was approximately $12.3 million and $10.1 million, respectively. The net change in valuation allowance was approximately $2.2 million.

The valuation allowance related to state taxes was $1.0 million and $2.1 million expense for the years ended December 31, 2018 and 2017, respectively. Of the total $2.1 million expense, $1.0 million related to the 2017 Tax Act.

The Company also has valuation allowances of $2.2 million and $2.3 million at December 31, 2018 and 2017, respectively, with respect to certain foreign net operating loss and capital loss carryforwards. The valuation allowance related to Israel capital losses was reduced during 2016 as a result of the sale of the Karmiel facility because the sale triggered a capital gain.

Note 6 – Income Taxes (continued)

Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2018	2017
U.S. federal	$4,240	$3,040
U.S. state (net of U.S. federal tax benefit)	8,057	7,092
Israel - capital losses	1,457	1,622

The following table summarizes significant net operating losses and credit carryforwards as of December 31, 2018 (in thousands):

	December 31,
Jurisdiction	2018	Expiring
U.S. foreign tax credit	748	2024-2028
U.S state net operating losses	85,137	2022-2038
Israel net operating losses	3,202	No expiration
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $143.0 million at December 31, 2018 compared to $112.1 million at December 31, 2017. As a result of the 2017 Tax Act, in 2017 the Company had provided for a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned cash distribution of approximately $25.5 million. As of December 31, 2018, other than the planned cash distribution of $17.5 million, substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $1.8 million, additional withholding taxes of approximately $17.6 million are estimated to be payable upon remittance of the remaining previously unremitted earnings as of December 31, 2018.
Net income taxes paid were $7.3 million, $4.1 million, and $3.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$823	$772	$1,506
Addition based on tax positions related to current year	189	163	63
Addition based on tax positions related to prior years	182	—	66
Reduction based on tax positions related to prior years	(98)	(12)	—
Addition related to acquired company	—	—	297
Currency translation adjustments	(28)	14	16
Reduction for settled tax examinations	—	—	(906)
Reduction for lapses of statute of limitations	(156)	(114)	(270)
Balance before indemnification receivable	912	823	772
Receivable from Vishay Intertechnology for indemnification	—	(12)	(57)
Balance at end of year	$912	$811	$715
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued total penalties and interest of $0.1 million as of December 31, 2018, none of which was included in the indemnification receivable. As of December 31, 2017 and December 31, 2016, the Company accrued total penalties and interest of $0.1 million and $0.3 million, respectively.
Included in the balance of unrecognized tax benefits as of December 31, 2018, 2017, and 2016 is $0.9 million, $0.8 million, and $0.7 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2019. As of December 31, 2018, the Company anticipates that it is reasonably possible that it will reverse up to $0.2 million of its current unrecognized tax benefits within the calendar year due to the expiration of the statute of limitations in certain jurisdictions. In addition, the Company believes it is reasonably possible that it may pay up to $0.2 million to tax authorities to settle current unrecognized tax benefits within the next year. None of the unrecognized tax benefits the Company expects to reverse in 2019 due to statute lapses are covered by the Tax Matters Agreement.
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
During the fourth quarter of 2018, the Company concluded a tax examination in Germany for one of its subsidiaries, covering the years 2015 and 2016. The conclusion of the tax examination resulted in no significant change in tax.
During the fourth quarter of 2017, the Company concluded a tax examination in Japan for one of its subsidiaries, covering the years 2014 through 2016. The conclusion of the tax examination resulted in no significant change in tax.
During 2016, the Company concluded a tax examination in Israel for the years 2012-2014.
The Company is subject to ongoing income tax audits, administrative appeals and judicial proceedings in India spanning a number of years.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2018	2017
2015 Credit Agreement - Revolving Facility	$12,000	$9,000
2015 Credit Agreement - U.S. Closing Date Term Facility	2,967	3,664
2015 Credit Agreement - U.S. Delayed Draw Term Facility	7,253	8,956
2015 Credit Agreement - Canadian Term Facility	4,798	7,880
Exchangeable Unsecured Notes, due 2102	—	2,794
Other debt	279	401
Deferred financing costs	(222)	(340)
	27,075	32,355
Less: current portion	4,654	3,878
	$22,421	$28,477
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
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2018 and December 31, 2017, were 4.82% and 4.19%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 4.82% and 4.19%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2018. If the Company is not in compliance

Note 7 – Long-Term Debt (continued)

with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Other Lines of Credit
In addition to the 2015 Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $3.0 million and $3.0 million at December 31, 2018 and 2017, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $0.9 million and $1.2 million at December 31, 2018 and 2017, respectively.
Exchangeable Unsecured Notes, due 2102
By reason of the spin-off, Vishay Intertechnology was required to take action so that the existing exchangeable notes of Vishay Intertechnology were deemed exchanged as of the date of the spin-off, for a combination of new notes of Vishay Intertechnology and notes issued by VPG. VPG assumed the liability for an aggregate $10.0 million principal amount of exchangeable notes effective July 6, 2010. The maturity date of the notes was December 13, 2102.
Effective February 26, 2018, the holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at the contractual put/call rate of $22.57 per share. Following these transactions, all exchangeable notes have been canceled and VPG has no further obligations pursuant to such notes. (See also Note 13).
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 3 years at a zero percent interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2019	$4,654
2020	22,626
2021	17
2022	—
2023	—
Thereafter	—
Interest paid on third-party debt was $1.6 million, $1.7 million, and $1.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.
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

Note 8 – Stockholders’ Equity (continued)

Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2016
Pension and other postretirement actuarial items	$(4,417)	$(3,505)	$544	$(2,961)	$(7,378)
Reclassification adjustment for recognition of actuarial items		271	(38)	233	233
Foreign currency translation adjustment	(28,704)	(4,488)	—	(4,488)	(33,192)
	$(33,121)	$(7,722)	$506	$(7,216)	$(40,337)
December 31, 2017
Pension and other postretirement actuarial items	$(7,145)	$(1,465)	$112	$(1,353)	$(8,498)
Reclassification adjustment for recognition of actuarial items		583	(145)	438	438
Foreign currency translation adjustment	(33,192)	5,654	148	5,802	(27,390)
	$(40,337)	$4,772	$115	$4,887	$(35,450)
December 31, 2018
Pension and other postretirement actuarial items	$(8,060)	$1,392	$(18)	$1,374	$(6,686)
Reclassification adjustment for recognition of actuarial items		685	(145)	540	540
Foreign currency translation adjustment	(27,390)	(3,857)	(72)	(3,929)	(31,319)
	$(35,450)	$(1,780)	$(235)	$(2,015)	$(37,465)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).

Note 9 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at December 31, 2018 and $1.7 million at December 31, 2017, and the related liabilities of $2.2 million and $2.3 million at December 31, 2018 and 2017, respectively.
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
In 2018, the Company undertook several measures to de-risk the UK pension plan. The first measure was to freeze the plan, with no new participants permitted and no further benefits accrue. The second measure was to execute an enhanced transfer value

Note 9 – Pensions and Other Postretirement Benefits (continued)

exercise to transfer pension benefits outside of the plan. As s result, the Company incurred $0.7 million related to these de-risking measures.
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
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2018		December 31, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$28,617	$4,726	$25,187	$3,833
Service cost (adjusted for actual employee contributions)	477	108	513	96
Interest cost	686	152	674	142
Contributions by participants	21		35	—
Actuarial (gains) losses	(1,568)	(97)	673	900
Benefits paid	(1,042)	(244)	(564)	(245)
Curtailments and settlements	(3,362)	—	—	—
Plan amendments and other	1,107	—	—	—
Currency translation	(1,014)	—	2,099	—
Benefit obligation at end of year	$23,922	$4,645	$28,617	$4,726

Change in plan assets:
Fair value of plan assets at beginning of year	$17,454	$—	$14,553	$—
Actual return on plan assets	(343)	—	957	—
Company contributions	1,495	244	1,013	245
Contributions by participants	21	—	35	—
Benefits paid	(1,042)	(244)	(564)	(245)
Curtailments and settlements	(2,429)	—	—	—
Plan amendments and other	202	—	—	—
Currency translation	(857)	—	1,460	—
Fair value of plan assets at end of year	$14,501	$—	$17,454	$—

Funded status at end of year	$(9,421)	$(4,645)	$(11,163)	$(4,726)
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2018		December 31, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Accrued pension and other postretirement costs	$(9,421)	$(4,645)	$(11,163)	$(4,726)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

Note 9 – Pensions and Other Postretirement Benefits (continued)

	December 31, 2018		December 31, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Unrecognized net actuarial loss	$5,237	$2,095	$8,169	$2,370
Unrecognized prior service cost	9	—	2	—
Unamortized transition obligation	2	—	3	—
	$5,248	$2,095	$8,174	$2,370
The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2018	2017
Accumulated benefit obligation, all plans	$23,040	$26,907
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$22,552	$27,317
Accumulated benefit obligation	22,155	26,074
Fair value of plan assets	13,256	16,274
Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2018		2017		2016
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Annual service cost	$498	$108	$548	$96	$445	$100
Less: employee contributions	21	—	35	—	42	—
Net service cost	477	108	513	96	403	100
Interest cost	686	152	674	142	784	130
Expected return on plan assets	(549)	—	(536)	—	(630)	—
Amortization of actuarial losses	507	177	463	119	192	75
Amortization of transition obligation	1	—	1	—	5	—
Curtailment and settlement losses	708	—	—	—	—	—
Net periodic benefit cost	$1,830	$437	$1,115	$357	$754	$305
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2018, 2017, and 2016. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2019 is $0.4 million.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2018		2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	2.61%	3.99%	2.42%	3.33%
Rate of compensation increase	3.08%	N/A	2.66%	N/A
Expected return on plan assets	2.70%	N/A	3.46%	N/A

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2018 and 2017:

	2018		2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	2.42%	3.33%	2.59%	3.77%
Rate of compensation increase	2.66%	N/A	2.63%	N/A
Expected return on plan assets	3.46%	N/A	4.49%	N/A
Health care trend rate	N/A	17.25%	N/A	6.36%
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2018 and 2017.
Plan assets are comprised of:

	December 31, 2018		December 31, 2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Equity securities	50%	—	53%	—
Fixed income securities	37%	—	38%	—
Cash and cash equivalents	13%	—	9%	—
Total	100%	—	100%	—
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

Note 9 – Pensions and Other Postretirement Benefits (continued)

As of December 31, 2018		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,221	$7,221	$—	$—
Fixed income securities	5,309	5,309	—	—
Cash and cash equivalents	1,971	1,971	—	—
	$14,501	$14,501	$—	$—

As of December 31, 2017		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$9,271	$9,271	$—	$—
Fixed income securities	6,629	6,629	—	—
Cash and cash equivalents	1,554	1,554	—	—
	$17,454	$17,454	$—	$—
Estimated future benefit payments are as follows (in thousands):

	Pension Plans	OPEB Plans
2019	$757	$272
2020	572	345
2021	673	434
2022	662	418
2023	1,048	336
2024 - 2027	4,142	1,704
The Company anticipates making contributions to its funded and unfunded pension and postretirement benefit plans of approximately $1.3 million during 2019.
Other Retirement Obligations
The Company participates in various other defined contribution and government-mandated retirement plans based on local law or custom. The Company periodically makes required contributions for certain of these plans. At December 31, 2018 and 2017, the consolidated balance sheets include $1.3 million and $1.2 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.7 million, $0.7 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.1 million at December 31, 2018 and $3.3 million at December 31, 2017, and the related liabilities of $4.2 million and $4.4 million at December 31, 2018 and 2017, respectively.

Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2018, the Company had reserved 413,234 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder, the underlying shares would be available for future grants under the Plan.
Stock Options
In connection with the spin-off, VPG agreed to issue certain replacement awards to VPG employees holding equity-based awards of Vishay Intertechnology based on VPG’s common stock. The vesting schedule, expiration date, and other terms of these awards are generally the same as those of the Vishay Intertechnology equity-based awards they replaced.
As of December 31, 2016, there were 18,000 options outstanding at a weighted average exercise price of $18.92. The fair value of those option awards was estimated on the date of grant using the Black-Scholes option-pricing model. No options were exercised during the year ended December 31, 2017, and the options expired. There were no options granted in 2018, 2017, or 2016.
Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2018. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On February 16, 2018, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.3 million were comprised of 52,166 RSUs. Twenty-five percent of these awards will vest on January 1, 2021, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2021, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals, each weighted equally. The awards issued in 2017 and 2016 have similar allocations and vesting criteria.
On March 21, 2018, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.4 million and were comprised of 13,215 RSUs. Twenty-five percent of these awards will vest on January 1, 2021 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2021, subject to the employee's continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings goals and cash flow goals.
On May 17, 2018, the Board of Directors approved the issuance of an aggregate of 9,294 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of the Annual Stockholders meeting or May 17, 2019, subject to the directors' continued service on the Board of Directors.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2018		2017		2016
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	417	$14.57	377	$14.04	278	$15.04
Granted	74	28.20	98	16.75	129	11.69
Vested	(86)	16.75	(58)	14.78	(30)	13.15
Forfeited	(140)	14.70	—	—	—	—
End of year	265	$17.64	417	$14.57	377	$14.04

Note 10 – Share-Based Compensation (continued)

The fair value of the RSUs vested during 2018 is $2.7 million. Included in the 2018 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2019	33	51	84
January 1, 2020	55	3	58
January 1, 2021	47	2	49

Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2018	2017	2016
Restricted stock units	$1,799	$1,499	$37
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
The deferred tax benefit on share-based compensation expense was $0.0 million, $0.1 million, and $0.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
As of December 31, 2018, the Company had $1.7 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 1.6 years.
Note 11 – Commitments, Contingencies, and Concentrations
Leases
The Company uses various leased facilities and equipment in its operations. In the normal course of business, operating leases are generally renewed or replaced by other leases. Certain operating leases include escalation clauses.
Total rental expense under operating leases was $3.6 million, $3.6 million, and $3.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Future minimum lease payments for operating leases (excluding related party leases as described in Note 16) with initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

2019	$3,580
2020	2,126
2021	997
2022	725
2023	503
Thereafter	336

Note 11 – Commitments, Contingencies, and Concentrations (continued)

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
On May 4, 2018, the Company amended the employment agreement of its general counsel to increase the cash bonus opportunity and annual equity award beginning with the 2018 fiscal year.
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2018 and 2017, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2018 and 2017, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2018 and December 31, 2017:

	December 31,
	2018	2017
Asia	28%	28%
United States	7%	7%
Israel	35%	37%
Europe	13%	15%
United Kingdom	12%	5%
Canada	5%	8%
Total	100%	100%

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
The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2018
Net third-party revenues	$141,009	$73,186	$85,599	$—	$299,794
Intersegment revenues	3,878	1,365	577	(5,820)	—
Gross profit	61,562	20,001	39,704	—	121,267
Segment operating income (loss)	38,404	10,514	20,508	(32,203)	37,223
Impairment of goodwill and indefinite-lived intangibles	2,820	—	—	—	2,820
Restructuring costs	—	289	—	—	289
Depreciation and amortization expense	5,173	2,323	2,121	1,014	10,631
Capital expenditures	9,239	2,483	1,370	147	13,239
Total assets	132,918	82,637	95,954	14,874	326,383

2017
Net third-party revenues	$116,272	$65,446	$72,632	$—	$254,350
Intersegment revenues	2,316	1,346	911	(4,573)	—
Gross profit	47,755	18,192	32,336	—	98,283
Segment operating income (loss)	26,426	9,274	14,770	(27,982)	22,488
Restructuring costs	85	849	602	508	2,044
Depreciation and amortization expense	4,946	2,537	2,133	1,010	10,626
Capital expenditures	4,519	4,297	823	453	10,092
Total assets	119,175	77,756	97,007	12,613	306,551

2016
Net third-party revenues	$100,942	$60,234	$63,753	$—	$224,929
Intersegment revenues	2,340	1,954	818	(5,112)	—
Gross profit	39,368	15,632	27,809	—	82,809
Segment operating income (loss)	20,391	7,056	10,221	(26,401)	11,267
Acquisition costs	427	—	67	—	494
Restructuring costs	1,137	413	837	279	2,666
Depreciation and amortization expense	4,894	2,924	2,323	1,008	11,149
Capital expenditures	6,516	2,179	1,551	179	10,425
Total assets	99,411	64,934	90,447	15,718	270,510

Note 12 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Unallocated selling, general, and administrative expenses	$(29,094)	$(25,938)	$(23,241)
Acquisition costs	—	—	(494)
Impairment of goodwill and indefinite-lived intangibles	(2,820)	—	—
Restructuring costs	(289)	(2,044)	(2,666)
	$(32,203)	$(27,982)	$(26,401)
The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2018	2017
United States	$10,933	$11,932
United Kingdom	3,960	4,385
Other Europe	1,430	1,427
Israel	22,682	18,895
Asia	19,090	18,100
Canada and Other	1,324	935
	$59,419	$55,674

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

Note 13 – Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2018	2017	2016
Numerator:

Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$23,646	$14,345	$6,404
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	6	24	18
Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$23,652	$14,369	$6,422
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,439	13,262	13,187
Effect of dilutive securities:
Exchangeable notes	22	145	181
Restricted stock units	74	64	51
Dilutive potential common shares	96	209	232
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,535	13,471	13,419

Basic earnings per share attributable to VPG stockholders	$1.76	$1.08	$0.49

Diluted earnings per share attributable to VPG stockholders	$1.75	$1.07	$0.48
Diluted earnings per share for the periods presented do not reflect the following weighted average potential common shares, as the effect would be antidilutive (in thousands):

	Years ended December 31,
	2018	2017	2016
Weighted average employee stock options	—	—	18
Note 14 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Foreign exchange gain (loss)	$(279)	$(724)	$449
Interest income	506	167	179
Pension expense	(1,682)	(863)	(556)
Other	(41)	1,337	(246)
	$(1,496)	$(83)	$(174)

Note 14 – Additional Financial Statement Information (continued)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains/(losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Euro, and the Canadian dollar.
Pension expense represents the net periodic benefit cost excluding the service cost. Additionally in 2018, the Company recognized a settlement loss of $0.7 million related to measures taken to de-risk the UK pension schemes as discussed in Note 9 to the consolidated financial statements.
Included within Other, for the year ended December 31, 2017, is net proceeds of $1.5 million related to a lease termination payment at the Company's Tianjin, People's Republic of China location. The relocation of operation in Tianjin has been completed and the majority of the expenses associated with the move have been incurred.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Customer advance payments	$5,328	$3,229
Accrued restructuring	159	254
Goods received, not yet invoiced	1,819	4,060
Accrued taxes, other than income taxes	2,293	1,680
Accrued commissions	2,203	1,694
Accrued professional fees	1,775	1,731
Other	3,454	3,304
	$17,031	$15,952

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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2018 and December 31, 2017 include a $7.7 million and $7.8 million liability, respectively, associated with Israeli severance requirements in other liabilities.

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2018		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,641	$87	$4,554	$—

As of December 31, 2017		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,988	$364	$4,624	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2018 and December 31, 2017, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt at December 31, 2018 and December 31, 2017 is approximately $27.1 million and $33.4 million, respectively, compared to its carrying value of $27.1 million and $32.4 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 16 – Related Party Transactions
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

Note 17 – Subsequent Events
Executive RSU grant
On March 13, 2019, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.8 million and were comprised of 38,860 RSUs. Twenty-five percent of these awards will vest on January 1, 2022, subject to the executives continued employment. The performance-based portion of the RSUs will also vest on January 1, 2022, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and net earnings goals.
Lease Agreement
On February 17, 2019, one of the Company's indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. Such lease agreement provides that we will lease a new building containing approximately 121,400 square feet that will be built by the landlord. For more information, refer to the Form 8-K filed by the Company on February 19, 2019.

Note 18 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$73,091	$74,231	$75,490	$76,982	$59,787	$62,319	$62,805	$69,439
Gross profit	28,505	31,366	30,580	30,816	22,517	24,759	24,267	26,740
Operating income	8,186	11,315	10,631	7,091	3,945	5,853	5,530	7,160
Net earnings	4,958	7,683	7,567	3,437	2,003	3,616	4,325	4,450
Less: net earnings attributable to noncontrolling interests	(30)	(10)	20	19	8	(3)	70	(26)
Net earnings attributable to VPG stockholders	4,988	7,693	7,547	3,418	1,995	3,619	4,255	4,476
Per Share Data: (b)
Basic earnings per share	$0.37	$0.57	$0.56	$0.25	$0.15	$0.27	$0.32	$0.34
Diluted earnings per share	$0.37	$0.57	$0.56	$0.25	$0.15	$0.27	$0.32	$0.33
Certain Items Recorded during the Quarters:
Acquisition purchase accounting adjustments	$—	$—	$—	$—	$—	$—	$42	$49
Net proceeds from lease termination	—	—	—	—	—	—	(1,544)	—
Tax rebate	—	—	—	—	—	—		189
Impairment of goodwill and indefinite-lived intangibles	—	—	—	2,820	—	—	—	—
UK pension settlement	—	—	—	673	—	—	—	—
Restructuring costs	—	61	228	—	554	315	423	752
Tax effect of reconciling items and discrete tax items	—	9	35	(377)	42	13	(394)	165

(a)
The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third, and fourth quarters of 2018 ended on March 31, June 30, September 29, and December 31, respectively. The first, second, third, and fourth quarters of 2017 ended on April 1, July 1, September 30, and December 31, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.