Form 10-Q
period 2019-03-30
Vishay Precision Group, Inc.
filed 2019-05-07
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-34679
VISHAY PRECISION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0986328
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)
3 Great Valley Parkway, Suite 150
Malvern, PA 19355	484-321-5300
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	VPG	New York Stock Exchange
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2019, the registrant had 12,488,441 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
March 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	March 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,144	$90,159
Accounts receivable, net	52,484	53,156
Inventories:
Raw materials	18,832	18,052
Work in process	23,480	22,007
Finished goods	21,059	22,182
Inventories, net	63,371	62,241

Prepaid expenses and other current assets	12,815	9,314
Total current assets	221,814	214,870

Property and equipment, at cost:
Land	3,411	3,390
Buildings and improvements	51,298	51,055
Machinery and equipment	107,404	105,840
Software	8,942	8,532
Construction in progress	1,542	2,157
Accumulated depreciation	(113,575)	(111,555)
Property and equipment, net	59,022	59,419

Goodwill	16,238	16,141

Intangible assets, net	17,390	17,656

Other assets	28,326	18,297
Total assets	$342,790	$326,383

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	March 30, 2019	December 31, 2018
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,736	$11,461
Payroll and related expenses	18,411	17,757
Other accrued expenses	18,780	17,031
Income taxes	2,277	3,879
Current portion of long-term debt	4,766	4,654
Total current liabilities	54,970	54,782

Long-term debt, less current portion	21,172	22,421
Deferred income taxes	2,200	2,200
Other liabilities	21,541	13,545
Accrued pension and other postretirement costs	15,029	14,982
Total liabilities	114,912	107,930

Commitments and contingencies

Equity:
Common stock	1,311	1,307
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	196,578	196,666
Retained earnings	75,343	66,569
Accumulated other comprehensive loss	(36,779)	(37,465)
Total Vishay Precision Group, Inc. stockholders' equity	227,791	218,415
Noncontrolling interests	87	38
Total equity	227,878	218,453
Total liabilities and equity	$342,790	$326,383

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net revenues	$76,525	$73,091
Costs of products sold	43,474	44,586
Gross profit	33,051	28,505

Selling, general, and administrative expenses	20,448	20,319
Operating income	12,603	8,186

Other income (expense):
Interest expense	(388)	(442)
Other	(772)	(649)
Other income (expense) - net	(1,160)	(1,091)

Income before taxes	11,443	7,095

Income tax expense	3,117	2,137

Net earnings	8,326	4,958
Less: net earnings attributable to noncontrolling interests	83	(30)
Net earnings attributable to VPG stockholders	$8,243	$4,988

Basic earnings per share attributable to VPG stockholders	$0.61	$0.37
Diluted earnings per share attributable to VPG stockholders	$0.61	$0.37

Weighted average shares outstanding - basic	13,495	13,342
Weighted average shares outstanding - diluted	13,563	13,497

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net earnings	$8,326	$4,958

Other comprehensive income (loss):
Foreign currency translation adjustment	581	1,417
Pension and other postretirement actuarial items, net of tax	105	94
Other comprehensive income	686	1,511

Total comprehensive income	9,012	6,469

Less: comprehensive income (loss) attributable to noncontrolling interests	83	(30)

Comprehensive income attributable to VPG stockholders	$8,929	$6,499

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Operating activities
Net earnings	$8,326	$4,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,854	2,684
Loss/(gain) on disposal of property and equipment	1	(53)
Share-based compensation expense	514	373
Inventory write-offs for obsolescence	489	613
Deferred income taxes	313	268
Other	(2,367)	(723)
Net changes in operating assets and liabilities:
Accounts receivable, net	850	(5,519)
Inventories, net	(1,507)	(1,910)
Prepaid expenses and other current assets	(3,484)	(2,517)
Trade accounts payable	628	1,687
Other current liabilities	1,488	1,943
Net cash provided by operating activities	8,105	1,804

Investing activities
Capital expenditures	(3,334)	(4,296)
Proceeds from sale of property and equipment	29	53
Net cash used in investing activities	(3,305)	(4,243)

Financing activities
Principal payments on long-term debt	(1,155)	(2,970)
Proceeds from revolving facility	—	8,000
Payments on revolving facility	—	(3,000)
Distributions to noncontrolling interests	(34)	(117)
Payments of employee taxes on certain share-based arrangements	(795)	(785)
Net cash (used in) provided by financing activities	(1,984)	1,128
Effect of exchange rate changes on cash and cash equivalents	169	753
Increase (decrease) in cash and cash equivalents	2,985	(558)

Cash and cash equivalents at beginning of period	90,159	74,292
Cash and cash equivalents at end of period	$93,144	$73,734

Supplemental disclosure of non-cash investing transactions:
Capital expenditures purchased	$(1,986)	$(1,773)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$—	$(2,794)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal Quarter Ended March 30, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	8,243	—	8,243	83	8,326
Other comprehensive income	—	—	—	—	—	686	686	—	686
Share-based compensation expense	—	—	—	514	—	—	514	—	514
Restricted stock issuances (37,187 shares)	4	—	—	(602)	—	—	(598)	—	(598)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	531	—	531	—	531
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34)	(34)
Balance at March 30, 2019	$1,311	$103	$(8,765)	$196,578	$75,343	$(36,779)	$227,791	$87	$227,878

	Fiscal Quarter Ended March 31, 2018
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	4,988	—	4,988	(30)	4,958
Other comprehensive income	—	—	—	—	—	1,511	1,511	—	1,511
Share-based compensation expense	—	—	—	373	—	—	373	—	373
Restricted stock issuances (33,031 shares)	4	—	—	(800)	—	—	(796)	—	(796)
Common stock issuance from conversion of exchangeable notes (123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(117)	(117)
Balance at March 31, 2018	$1,304	$103	$(8,765)	$195,259	$47,911	$(33,939)	$201,873	$1	$201,874

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019. The results of operations for the fiscal quarter ended March 30, 2019 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2019 and 2018 end on the following dates:

	2019	2018
Quarter 1	March 30,	March 31,
Quarter 2	June 29,	June 30,
Quarter 3	September 28,	September 29,
Quarter 4	December 31,	December 31,
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets.  In July 2018, the FASB issued ASU No. 2018-11 "Leases (Topic 842), Targeted Improvements," which provides additional implementation guidance on the previously issued ASU. The Company adopted the new lease standard as of January 1, 2019 using the modified retrospective method. Refer to Note 4 for additional details.

In January 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") related to items in accumulated other comprehensive income ("AOCI") that the FASB refers to as having been stranded in AOCI.  The Company adopted ASU 2018-02 effective January 1, 2019, and elected not to reclassify the income tax effects from AOCI to retained earnings.
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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." This ASU modifies the disclosures on fair value measurements by removing the requirements to disclose the amount and reasons for transfers between Level 1 and

Note 1 – Basis of Presentation (continued)

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

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended March 30, 2019				Fiscal quarter ended March 31, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$16,909	$8,052	$5,033	$29,994	$13,919	$10,025	$5,533	$29,477
United Kingdom	841	3,177	4,344	8,362	948	3,363	3,593	7,904
Other Europe	8,103	3,024	4,542	15,669	7,772	3,040	5,373	16,185
Israel	2,979	119	—	3,098	2,370	142	—	2,512
Asia	8,217	2,360	2,574	13,151	9,145	2,658	1,116	12,919
Canada	—	—	6,251	6,251	—	—	4,094	4,094
Total	$37,049	$16,732	$22,744	$76,525	$34,154	$19,228	$19,709	$73,091

The following table disaggregates net revenue from contracts with customers by market sector (in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Test & Measurement	$18,592	$19,260
Avionics, Military & Space	8,418	5,691
Medical	2,607	2,679
Precision Weighing	22,578	23,823
Force Measurement	16,166	17,292
Steel	8,164	4,346
Total	$76,525	$73,091

Note 2 – Revenues (continued)

Arrangements with Multiple Performance Obligations

Contracts with our customers can include multiple performance obligations. For such arrangements, we allocate revenues to each performance obligation based on its relative standalone selling price which is determined based on the prices charged to customers when sold on a standalone basis.

Contract Assets & Liabilities

Contract assets are established when revenues are recognized prior to a contractual payment due from the customer. When a payment becomes due based on the contract terms, the Company will reduce the contract asset and record a receivable. Contract liabilities are deferred revenues that are recorded when cash payments are received or due in advance of our performance obligations. Our payment terms vary by the type and location of the products offered. For contracts that have a financing component, the term between invoicing and when payment is due is not significant.

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2018	$964	$5,328
Balance at March 30, 2019	1,986	4,841
Increase/(decrease)	$1,022	$(487)

The amount of revenue recognized during the three fiscal months ended March 30, 2019 that was included in the contract liability balance at December 31, 2018 was $2.2 million.
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2018	$16,141	$6,288	$6,311	$3,542
Foreign currency translation adjustment	97	97	—	—
Balance at March 30, 2019	$16,238	$6,385	$6,311	$3,542

Note 4 – Leases
Effective January 1, 2019 the Company adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. The Company determines if an arrangement is or contains a lease at inception or modification of such agreement. The arrangement is or contains a lease if the contract conveys the right to control the use of the identified asset for a period in exchange for consideration.
Lease right of use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected term at commencement date. As the implicit rate is not determinable in most of the Company's leases, the Company's incremental borrowing rate is used as the basis to determine the present value of future lease payments. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Additionally, the Company elected the package of practical expedients permitted under the transition guidance, which allows the carryforward the historical lease classification.  The Company also made an election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.
The Company primarily leases office and manufacturing facilities in addition to vehicles. The Company recorded a $0.5 million adjustment to opening retained earnings related to the remaining deferred gain recorded as part of the Karmiel, Israel sale leaseback.

Note 4 – Leases (continued)

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on Balance Sheet	March 30, 2019

Assets
Operating lease right of use asset	Other Assets	$9,944

Liabilities
Operating lease - current	Other Accrued Expenses	$2,610
Operating lease - non-current	Other Liabilities	$7,514
Other information related to lease term and discount rate is as follows:

March 30, 2019
Operating leases weighted average remaining lease term (in years)	4.7
Operating leases weighted average discount rate	5.16%

The components of lease expense are as follows (in thousands):

Fiscal quarter ended
March 30, 2019
Operating lease cost	$823
Short-term lease cost	27
Total lease cost	$850

The cash paid for amounts included in the measurement of lease liabilities approximates our operating lease cost for the three months ended March 30, 2019.
Undiscounted maturities of operating lease payments as of March 31, 2019 are summarized as follows (in thousands):

2019 (excluding the three months ended March 30, 2019)	$2,378
2020	2,735
2021	2,183
2022	1,626
2023	1,213
Thereafter	1,284
Total future minimum lease payments	$11,419
Less: amount representing interest	(1,295)
Present value of future minimum lease payments	$10,124
One of the Company's indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. Such lease agreement provides that we will lease a new building containing approximately 121,400 square feet. The Company expects to commence occupancy in December 2019.
Note 5 – Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act ("2017 Tax Act") was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. In 2017, the Company had provisionally determined the tax cost of the one-time transition tax under the 2017 Tax Act to be approximately $2.2 million. The financial reporting impact of the 2017 Tax Act was completed in the fourth quarter of 2018 resulting in a net $0.8 million increase in tax expense caused by a decrease in the transition tax and an increase in the valuation allowance.

Beginning in 2018, the 2017 Tax Act also subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries, while providing for tax-free repatriation of such earnings through a 100% dividends-

Note 5 – Income Taxes (continued)

received deduction. In 2018, the Company had elected to recognize tax expense related to GILTI in the year the tax is incurred. The U.S. tax on GILTI income was fully offset by foreign tax credits associated with GILTI and U.S. operating losses exclusive of GILTI.
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended March 30, 2019 was 27.2% compared to 30.1% for the fiscal quarter ended March 31, 2018. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily due to changes in the mix of worldwide income.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 30, 2019	December 31, 2018
2015 Credit Agreement - Revolving Facility	$12,000	$12,000
2015 Credit Agreement - U.S. Closing Date Term Facility	2,735	2,967
2015 Credit Agreement - U.S. Delayed Draw Term Facility	6,685	7,253
2015 Credit Agreement - Canadian Term Facility	4,468	4,798
Other debt	245	279
Deferred financing costs	(195)	(222)
Total long-term debt	25,938	27,075
Less: current portion	4,766	4,654
Long-term debt, less current portion	$21,172	$22,421

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2019	$(31,319)	$(6,146)	$(37,465)
Other comprehensive income before reclassifications	581	—	581
Amounts reclassified from accumulated other comprehensive income (loss)	—	105	105
Balance at March 30, 2019	$(30,738)	$(6,041)	$(36,779)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2018	$(27,390)	$(8,060)	$(35,450)
Other comprehensive loss before reclassifications	1,417	—	1,417
Amounts reclassified from accumulated other comprehensive income (loss)	—	94	94
Balance at March 31, 2018	$(25,973)	$(7,966)	$(33,939)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended March 30, 2019		Fiscal quarter ended March 31, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$83	$31	$138	$27
Interest cost	157	45	176	38
Expected return on plan assets	(133)	—	(142)	—
Amortization of actuarial losses	50	39	131	44
Net periodic benefit cost	$157	$115	$303	$109

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At March 30, 2019, the Company had reserved 424,199 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
On March 13, 2019, VPG’s three then-current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.8 million and were comprised of 51,814 RSUs. Twenty-five percent of these awards will vest on January 1, 2022, subject to the executives’ continued employment.

Note 9 – Share-Based Compensation ( continued)

The performance-based portion of the RSUs will also vest on January 1, 2022, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “free cash” and adjusted net earnings goals, each weighted equally.
On March 20, 2019, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.4 million and were comprised of 12,445 RSUs. Twenty-five percent of these awards will vest on January 1, 2022 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2022, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

Vesting of equity awards may be subject to acceleration under certain circumstances.
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

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Restricted stock units	$514	$373
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

Note 10 – Segment Information (continued)

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net third-party revenues:
Foil Technology Products	$37,049	$34,154
Force Sensors	16,732	19,228
Weighing and Control Systems	22,744	19,709
Total	$76,525	$73,091

Gross profit:
Foil Technology Products	$16,579	$14,604
Force Sensors	5,061	5,240
Weighing and Control Systems	11,411	8,661
Total	$33,051	$28,505

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$10,306	$8,793
Force Sensors	2,535	2,575
Weighing and Control Systems	6,575	3,878
Unallocated G&A expenses	(6,813)	(7,060)
Consolidated condensed operating income	$12,603	$8,186
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Foil Technology Products to Force Sensors and Weighing and Control Systems	$933	$1,019
Force Sensors to Foil Technology Products and Weighing and Control Systems	$427	$311
Weighing and Control Systems to Foil Technology Products and Force Sensors	$153	$161

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$8,243	$4,988

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	5

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$8,243	$4,993

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,495	13,342

Effect of dilutive securities:
Exchangeable notes	—	90
Restricted stock units	68	65
Dilutive potential common shares	68	155

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,563	13,497

Basic earnings per share attributable to VPG stockholders	$0.61	$0.37

Diluted earnings per share attributable to VPG stockholders	$0.61	$0.37

Note 12 – Additional Financial Statement Information
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Foreign exchange loss	$(736)	$(525)
Interest income	155	97
Pension expense	(158)	(193)
Other	(33)	(28)
	$(772)	$(649)

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 30, 2019
Assets
Assets held in rabbi trusts	$4,821	$16	$4,805	$—

December 31, 2018
Assets
Assets held in rabbi trusts	$4,641	$87	$4,554	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 30, 2019 and December 31, 2018, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at March 30, 2019 and December 31, 2018 approximates its carrying value. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.

Note 14 – Restructuring Costs
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
The Company did not record any restructuring costs during the fiscal quarters ended March 30, 2019 and March 31, 2018, respectively.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of March 30, 2019 and December 31, 2018, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2018	$159
Restructuring costs in 2019	—
Adjustment for adoption of ASU 2016-02	(96)
Cash payments	(38)
Foreign currency translation	—
Balance at March 30, 2019	$25

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
Net revenues for the fiscal quarter ended March 30, 2019 were $76.5 million versus $73.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 30, 2019 were $8.2 million, or $0.61 per diluted share, versus $5.0 million, or $0.37 per diluted share, for the comparable prior year period.
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
Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period compared with the amount of product shipped during that period. A book-to-bill ratio that is greater than one indicates that revenues may increase in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of lower demand and may foretell declining sales. The book-to-bill ratio is also impacted by the timing of orders, particularly from our project-based product lines.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2018 through the first quarter of 2019 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2018	2018	2018	2018	2019
Net revenues	$73,091	$74,231	$75,490	$76,982	$76,525

Gross profit margin	39.0%	42.3%	40.5%	40.0%	43.2%

End-of-period backlog	$93,900	$101,000	$99,400	$93,400	$87,100

Book-to-bill ratio	1.05	1.13	0.98	0.93	0.92

Inventory turnover	2.93	2.71	2.74	2.89	2.77

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2018	2018	2018	2018	2019
Foil Technology Products
Net revenues	$34,154	$34,202	$35,912	$36,741	$37,049
Gross profit margin	42.8%	46.1%	43.9%	42.0%	44.7%
End-of-period backlog	$47,900	$54,900	$53,100	$48,700	$44,000
Book-to-bill ratio	1.01	1.24	0.95	0.88	0.88
Inventory turnover	3.18	2.81	2.83	3.07	2.97

Force Sensors
Net revenues	$19,228	$19,358	$17,602	$16,998	$16,732
Gross profit margin	27.3%	29.4%	25.9%	26.6%	30.2%
End-of-period backlog	$19,900	$17,300	$16,800	$17,700	$17,400
Book-to-bill ratio	0.91	0.88	0.98	1.05	0.98
Inventory turnover	2.26	2.26	2.26	2.34	2.29

Weighing and Control Systems
Net revenues	$19,709	$20,671	$21,976	$23,243	$22,744
Gross profit margin	43.9%	48.0%	46.6%	46.8%	50.2%
End-of-period backlog	$26,100	$28,800	$29,500	$27,000	$25,700
Book-to-bill ratio	1.28	1.18	1.02	0.92	0.93
Inventory turnover	3.83	3.35	3.35	3.36	3.07
Net revenues for the first quarter of 2019 decreased 0.6% from the fourth quarter of 2018 mainly due to decreased volume in the Force Sensors and Weighing and Control Systems reporting segments. Net revenues increased 4.7% from the first quarter of 2018 due to increased volume in the Foil Technology Products and Weighing and Control Systems reporting segments.

Net revenues in the Foil Technology Products reporting segment increased 0.8% compared to the fourth quarter of 2018 and increased 8.5% from the first quarter of 2018 due to Pacific Instruments products in the Americas for end user customers in the avionics, military and space market and Advanced Sensor products in the force measurement market primarily in Asia and the Americas.
Net revenues in the Force Sensors reporting segment decreased 1.6% from the fourth quarter of 2018 and decreased 13.0% from the first quarter of 2018 mainly due to lower volume from OEM customers in the force measurement market, primarily in the Americas.
Net revenues in the Weighing and Control Systems reporting segment decreased 2.1% from the fourth quarter of 2018 and increased 15.4% from the first quarter of 2018. Sequentially, the lower net revenues are primarily attributable to a decrease in the steel product line in Asia and the process weighing and onboard weighing product lines in the Americas partially offset by an increase in the onboard weighing product line in Europe. Compared to the first quarter of 2018, the strong revenues are attributable to the steel product line in all regions.
Overall gross profit margin in the first quarter of 2019 increased 3.2% as compared to the fourth quarter of 2018 and increased 4.2% from the first quarter of 2018.
Sequentially, all reporting segments contributed to the increase in the gross profit margin. The Foil Technology Products segment gross profit margin increased due to an increase in volume and manufacturing efficiencies. The Force Sensors segment gross profit margin increased due to export grants in India and positive foreign exchange rate impact partially offset by a decrease in volume. The increase in gross profit margin in the Weighing and Control Systems segment was mainly due to manufacturing efficiencies.
Compared to the first quarter of 2018, the Foil Technology Products and Weighing and Control Systems reporting segments had a higher gross profit margin primarily due to an increase in volume. The Force Sensors reporting segment had a higher gross profit margin primarily due to manufacturing efficiencies and export grants in India partially offset by a decrease in volume.
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
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek, Inc. ("Stress-Tek") and the George Kelk Corporation ("KELK"), each of which employ our foil strain gages to manufacture load cells for their systems, continue this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Inc. acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Along with our success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended March 30, 2019, exchange rates decreased net revenues by $2.5 million, and costs of products sold and selling, general, and administrative expenses by $3.0 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of March 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Costs of products sold	56.8%	61.0%
Gross profit	43.2%	39.0%
Selling, general, and administrative expenses	26.7%	27.8%
Operating income	16.5%	11.2%
Income before taxes	15.0%	9.7%
Net earnings	10.9%	6.8%
Net earnings attributable to VPG stockholders	10.8%	6.8%

Effective tax rate	27.2%	30.1%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net revenues	$76,525	$73,091
Change versus comparable prior year period	$3,434
Percentage change versus prior year period	4.7%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	7.9%
Change in average selling prices	0.4%
Foreign currency effects	(3.6)%
Net change	4.7%
During the fiscal quarter ended March 30, 2019, net revenues increased 4.7%, as compared to the comparable prior year period due to increased volume in the Foil Technology Products and Weighing and Control Systems reporting segments, partially offset by decreased volume in the Force Sensors reporting segment and unfavorable exchange rate impacts in all three reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Gross profit margin	43.2%	39.0%
The gross profit margin for the fiscal quarter ended March 30, 2019 increased 4.2% compared to the comparable prior year period. The Foil Technology Products and Weighing and Control Systems reporting segments had a higher gross profit margin primarily due to an increase in volume. The Force Sensors reporting segment had a higher gross profit margin primarily due to manufacturing efficiencies and export grants in India partially offset by a decrease in volume.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net revenues	$37,049	$34,154
Change versus comparable prior year period	$2,895
Percentage change versus prior year period	8.5%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	10.5%
Change in average selling prices	0.4%
Foreign currency effects	(2.4)%
Net change	8.5%
Net revenues increased 8.5% for the fiscal quarter ended March 30, 2019 as compared to the comparable prior year period due to Pacific Instruments products in the Americas for end user customers in the avionics, military and space market and Advanced Sensor products in the force measurement market primarily in Asia and the Americas.
Unfavorable exchange rates also impacted the fiscal quarter ended March 30, 2019 as compared to the comparable prior year period.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Gross profit margin	44.7%	42.8%
The gross profit margin increased 1.9% for the fiscal quarter ended March 30, 2019, respectively, when compared to the comparable prior year period primarily due to an increase in volume.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net revenues	$16,732	$19,228
Change versus comparable prior year period	$(2,496)
Percentage change versus prior year period	(13.0)%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(11.5)%
Change in average selling prices	0.9%
Foreign currency effects	(2.4)%
Net change	(13.0)%
Net revenues decreased 13.0% for the fiscal quarter ended March 30, 2019, respectively, as compared to the comparable prior year periods. The decrease for the fiscal quarter ended March 30, 2019 was attributable to OEM customers in the force measurement market, primarily in the Americas.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Gross profit margin	30.2%	27.3%
The gross profit margin for the fiscal quarter ended March 30, 2019 increased 2.9% compared to the comparable prior year period primarily due to manufacturing efficiencies and export grants in India partially offset by a decrease in volume.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Net revenues	$22,744	$19,709
Change versus comparable prior year period	$3,035
Percentage change versus prior year period	15.4%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	23.2%
Change in average selling prices	0.1%
Foreign currency effects	(7.9)%
Net change	15.4%
Net revenues increased 15.4% for the fiscal quarter ended March 30, 2019, as compared to the comparable prior year period. For the fiscal quarter ended March 30, 2019, the strong revenues are attributable to the steel product line in all regions.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Gross profit margin	50.2%	43.9%
The gross profit margin for the fiscal quarter ended March 30, 2019 increased 6.3% , compared to the comparable prior year periods, primarily due to an increase in volume.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018
Total SG&A expenses	$20,448	$20,319

As a percentage of net revenues	26.7%	27.8%
SG&A expenses for the fiscal quarter ended March 30, 2019 were higher compared to the comparable prior year period mainly due to higher personnel costs, including wage increases and higher headcount.
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
The Company did not record any restructuring costs during the fiscal quarters ended March 30, 2019 and March 31, 2018, respectively.
Other Income (Expense)
Interest expense for the fiscal quarter ended March 30, 2019 was lower compared with interest expense in the comparable prior year period. The impact of higher interest rates was offset by lower borrowing levels in 2019 as compared to the prior year.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 30, 2019	March 31, 2018	Change
Foreign exchange loss	$(736)	$(525)	$(211)
Interest income	155	97	58
Pension expense	(158)	(193)	35
Other	(33)	(28)	(5)
	$(772)	$(649)	$(123)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended March 30, 2019, the slight change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel, Canadian dollar, the Japanese yen and British pound.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. In 2017, the Company had provisionally determined the tax cost of the one-time transition tax under the 2017 Tax Act to be approximately $2.2 million. The financial reporting impact of the 2017 Tax Act was completed in the fourth quarter of 2018 resulting in a net $0.8 million increase in tax expense caused by a decrease in the transition tax and an increase in the valuation allowance.
Beginning in 2018, the 2017 Tax Act also subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries, while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. In 2018, the Company had elected to recognize tax expense related to GILTI in the year the tax is incurred. The U.S. tax on GILTI income was fully offset by foreign tax credits associated with GILTI and U.S. operating losses exclusive of GILTI.

VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended March 30, 2019 was 27.2% compared to 30.1% for the fiscal quarter ended March 31, 2018. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily due to changes in the mix of worldwide income.

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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at March 30, 2019. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
During the first quarter of 2018, a holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at a contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes were canceled and VPG had no further obligations pursuant to such notes.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.2 million at March 30, 2019 and $0.3 million at December 31, 2018.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the three fiscal months ended March 30, 2019, cash provided by operating activities was $8.1 million. Cash provided by operating activities for the three fiscal months ended March 31, 2018 was $1.8 million.
Free cash generated during the three fiscal months ended March 30, 2019, was $4.8 million. We refer to the amount of cash provided by operating activities ($8.1 million) in excess of our capital expenditures ($3.3 million) and net of proceeds from the sale of assets ($0.0 million) as “free cash.”
The following table summarizes the components of net cash (debt) at March 30, 2019 and December 31, 2018 (in thousands):

	March 30, 2019	December 31, 2018
Cash and cash equivalents	$93,144	$90,159

Third-party debt, including current and long-term:
Term loans	13,888	15,018
Revolving debt	12,000	12,000
Third-party debt held by Japanese subsidiary	245	279
Exchangeable notes, due 2102	—	—
Deferred financing costs	(195)	(222)
Total third-party debt	25,938	27,075
Net cash (debt)	$67,206	$63,084

Measurements such as "free cash" and "net cash (debt)" do not have uniform definitions and are not recognized in accordance with U.S. GAAP. Such measures should not be viewed as alternatives to U.S. GAAP measures of performance or liquidity. However, management believes that “free cash” is a meaningful measure of our ability to fund acquisitions and repay debt, as well as to measure performance under certain of our equity compensation awards. In addition, management believes that an analysis of “net cash (debt)” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.
Approximately 92% and 93% of our cash and cash equivalents balance at March 30, 2019 and December 31, 2018, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at March 30, 2019 and December 31, 2018:

	March 30, 2019	December 31, 2018
Israel	38%	35%
Asia	27%	28%
Europe	10%	13%
United States	8%	7%
United Kingdom	11%	12%
Canada	6%	5%
	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million. As of March 30, 2019, the remaining planned cash distribution amount is approximately $16.2 million with a remaining deferred tax liability of approximately $1.6 million. The Company will continue to evaluate its cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, and the planned dividend noted above, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of March 30, 2019, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $1.6 million noted above.
Our financial condition as of March 30, 2019 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2018.
Cash paid for property and equipment for the three fiscal months ended March 30, 2019 was $3.3 million compared to $4.3 million in the comparable prior year period. Capital expenditures for the three fiscal months ended March 30, 2019 are comprised of projects mainly related to the expansion of the business.
Contractual Commitments
Our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 14, 2019, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.
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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended March 30, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 30, 2019, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: May 7, 2019