Form 10-Q
period 2019-06-29
Vishay Precision Group, Inc.
filed 2019-08-06
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 6, 2019, the registrant had 12,497,735 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
June 29, 2019

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	June 29, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,705	$90,159
Accounts receivable, net	46,291	53,156
Inventories:
Raw materials	18,672	18,052
Work in process	23,835	22,007
Finished goods	21,775	22,182
Inventories, net	64,282	62,241

Prepaid expenses and other current assets	12,702	9,314
Total current assets	221,980	214,870

Property and equipment, at cost:
Land	3,391	3,390
Buildings and improvements	51,787	51,055
Machinery and equipment	109,326	105,840
Software	9,205	8,532
Construction in progress	1,319	2,157
Accumulated depreciation	(115,525)	(111,555)
Property and equipment, net	59,503	59,419

Goodwill	16,387	16,141

Intangible assets, net	17,190	17,656

Other assets	27,410	18,297
Total assets	$342,470	$326,383

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	June 29, 2019	December 31, 2018
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,059	$11,461
Payroll and related expenses	15,127	17,757
Other accrued expenses	17,560	17,031
Income taxes	2,981	3,879
Current portion of long-term debt	4,882	4,654
Total current liabilities	50,609	54,782

Long-term debt, less current portion	19,924	22,421
Deferred income taxes	2,200	2,200
Other liabilities	20,567	13,545
Accrued pension and other postretirement costs	14,928	14,982
Total liabilities	108,228	107,930

Commitments and contingencies

Equity:
Common stock	1,312	1,307
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	196,875	196,666
Retained earnings	80,908	66,569
Accumulated other comprehensive loss	(36,329)	(37,465)
Total Vishay Precision Group, Inc. stockholders' equity	234,104	218,415
Noncontrolling interests	138	38
Total equity	234,242	218,453
Total liabilities and equity	$342,470	$326,383

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	June 29, 2019	June 30, 2018
Net revenues	$70,870	$74,231
Costs of products sold	42,261	42,865
Gross profit	28,609	31,366

Selling, general, and administrative expenses	19,896	19,990
Executive severance costs	611	—
Restructuring costs	—	61
Operating income	8,102	11,315

Other income (expense):
Interest expense	(359)	(478)
Other	(160)	(272)
Other income (expense)	(519)	(750)

Income before taxes	7,583	10,565

Income tax expense	2,003	2,882

Net earnings	5,580	7,683
Less: net earnings (loss) attributable to noncontrolling interests	15	(10)
Net earnings attributable to VPG stockholders	$5,565	$7,693

Basic earnings per share attributable to VPG stockholders	$0.41	$0.57
Diluted earnings per share attributable to VPG stockholders	$0.41	$0.57

Weighted average shares outstanding - basic	13,518	13,464
Weighted average shares outstanding - diluted	13,595	13,513

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 29, 2019	June 30, 2018
Net revenues	$147,395	$147,322
Costs of products sold	85,735	87,451
Gross profit	61,660	59,871

Selling, general, and administrative expenses	40,344	40,309
Executive severance costs	611	—
Restructuring costs	—	61
Operating income	20,705	19,501
Other income (expense):
Interest expense	(747)	(920)
Other	(932)	(921)
Other income (expense)	(1,679)	(1,841)

Income before taxes	19,026	17,660

Income tax expense	5,120	5,019

Net earnings	13,906	12,641
Less: net earnings (loss) attributable to noncontrolling interests	98	(40)
Net earnings attributable to VPG stockholders	$13,808	$12,681

Basic earnings per share attributable to VPG stockholders	$1.02	$0.95
Diluted earnings per share attributable to VPG stockholders	$1.02	$0.94

Weighted average shares outstanding - basic	13,506	13,409
Weighted average shares outstanding - diluted	13,579	13,511

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	June 29, 2019	June 30, 2018
Net earnings	$5,580	$7,683

Other comprehensive income (loss):
Foreign currency translation adjustment	370	(3,934)
Pension and other postretirement actuarial items, net of tax	80	275
Other comprehensive income	450	(3,659)

Total comprehensive income	6,030	4,024

Less: comprehensive income (loss) attributable to noncontrolling interests	15	(10)

Comprehensive income attributable to VPG stockholders	$6,015	$4,034

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2019	June 30, 2018
Net earnings	$13,906	$12,641

Other comprehensive income (loss):
Foreign currency translation adjustment	951	(2,517)
Pension and other postretirement actuarial items, net of tax	185	369
Other comprehensive income (loss)	1,136	(2,148)

Comprehensive income	15,042	10,493

Less: comprehensive income (loss) attributable to noncontrolling interests	98	(40)

Comprehensive income attributable to VPG stockholders	$14,944	$10,533

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2019	June 30, 2018
Operating activities
Net earnings	$13,906	$12,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,619	5,332
Gain on disposal of property and equipment	(50)	(83)
Share-based compensation expense	1,086	801
Inventory write-offs for obsolescence	1,389	1,158
Deferred income taxes	379	1,086
Other	(2,753)	455
Net changes in operating assets and liabilities:
Accounts receivable, net	7,085	(6,141)
Inventories, net	(3,288)	(7,304)
Prepaid expenses and other current assets	(3,301)	(1,724)
Trade accounts payable	(645)	(390)
Other current liabilities	(2,396)	1,536
Net cash provided by operating activities	17,031	7,367

Investing activities
Capital expenditures	(5,764)	(6,134)
Proceeds from sale of property and equipment	214	106
Net cash used in investing activities	(5,550)	(6,028)

Financing activities
Principal payments on long-term debt	(2,311)	(3,847)
Proceeds from revolving facility	—	11,000
Payments on revolving facility	—	(6,000)
Contributions from (distributions to) noncontrolling interests	2	(129)
Payments of employee taxes on certain share-based arrangements	(854)	(801)
Net cash (used in) provided by financing activities	(3,163)	223
Effect of exchange rate changes on cash and cash equivalents	228	(1,141)
Increase in cash and cash equivalents	8,546	421

Cash and cash equivalents at beginning of period	90,159	74,292
Cash and cash equivalents at end of period	$98,705	$74,713

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(4,992)	$(3,988)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$—	$(2,794)

Capital expenditures accrued but not yet paid as of June 29, 2019 were $1,077.

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended June 29, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 30, 2019	$1,311	$103	$(8,765)	$196,578	$75,343	$(36,779)	$227,791	$87	$227,878
Net earnings	—	—	—	—	5,565	—	5,565	15	5,580
Other comprehensive income	—	—	—	—	—	450	450	—	450
Share-based compensation expense	—	—	—	572	—	—	572	—	572
Restricted stock issuances (11,295 shares)	1	—	—	(275)	—	—	(274)	—	(274)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Balance at June 29, 2019	$1,312	$103	$(8,765)	$196,875	$80,908	$(36,329)	$234,104	$138	$234,242

	Fiscal quarter ended June 30, 2018
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 30, 2018	$1,304	$103	$(8,765)	$195,259	$47,911	$(33,939)	$201,873	$1	$201,874
Net earnings	—	—		—	7,693	—	7,693	(10)	7,683
Other comprehensive income	—	—	—	—	—	(3,659)	(3,659)	—	(3,659)
Share-based compensation expense	—	—	—	428	—	—	428	—	428
Restricted stock issuances (26,007 shares)	3	—	—	(19)	—	—	(16)	—	(16)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at June 30, 2018	$1,307	$103	$(8,765)	$195,668	$55,604	$(37,598)	$206,319	$(21)	$206,298

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended June 29, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	13,808	—	13,808	98	13,906
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Share-based compensation expense	—	—	—	1,086	—	—	1,086	—	1,086
Restricted stock issuances (48,482 shares)	5	—	—	(877)	—	—	(872)	—	(872)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	531	—	531	—	531
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 29, 2019	$1,312	$103	$(8,765)	$196,875	$80,908	$(36,329)	$234,104	$138	$234,242

	Six Fiscal Months Ended June 30, 2018
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	12,681	—	12,681	(40)	12,641
Other comprehensive income	—	—	—	—	—	(2,148)	(2,148)	—	(2,148)
Share-based compensation expense	—	—	—	801	—	—	801	—	801
Restricted stock issuances (59,038 shares)	7	—	—	(819)	—	—	(812)	—	(812)
Common stock issuance from conversion of exchangeable notes (123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(129)	(129)
Balance at June 30, 2018	$1,307	$103	$(8,765)	$195,668	$55,604	$(37,598)	$206,319	$(21)	$206,298

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019. The results of operations for the fiscal quarter ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2019 and 2018 end on the following dates:

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act ("2017 Tax Act") related to items in accumulated other comprehensive income ("AOCI") that the FASB refers to as having been stranded in AOCI.  The Company adopted ASU 2018-02 effective January 1, 2019, and elected not to reclassify the income tax effects from AOCI to retained earnings.
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

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended June 29, 2019				Fiscal quarter ended June 30, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$13,102	$8,497	$5,894	$27,493	$14,933	$10,997	$5,868	$31,798
United Kingdom	833	2,534	4,234	7,601	965	2,689	3,677	7,331
Other Europe	8,847	2,957	4,273	16,077	7,703	2,960	4,527	15,190
Israel	3,272	84	—	3,356	2,471	144	—	2,615
Asia	6,945	2,277	2,316	11,538	8,130	2,568	2,716	13,414
Canada	—	—	4,805	4,805	—	—	3,883	3,883
Total	$32,999	$16,349	$21,522	$70,870	$34,202	$19,358	$20,671	$74,231

	Six Fiscal Months Ended June 29, 2019				Six Fiscal Months Ended June 30, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$30,011	$16,549	$10,927	$57,487	$28,852	$21,022	$11,401	$61,275
United Kingdom	1,674	5,711	8,578	15,963	1,913	6,052	7,270	15,235
Other Europe	16,950	5,981	8,815	31,746	15,475	6,000	9,900	31,375
Israel	6,251	203	—	6,454	4,841	286	—	5,127
Asia	15,162	4,637	4,890	24,689	17,275	5,226	3,832	26,333
Canada	—	—	11,056	11,056	—	—	7,977	7,977
	$70,048	$33,081	$44,266	$147,395	$68,356	$38,586	$40,380	$147,322

The following table disaggregates net revenue from contracts with customers by market sector (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Test & Measurement	$19,382	$19,117	$37,974	$38,377
Avionics, Military & Space	3,825	5,875	12,243	11,566
Medical	2,680	2,295	5,287	4,974
Precision Weighing	24,826	23,825	47,404	47,648
Force Measurement	13,642	16,973	29,808	34,265
Steel	6,515	6,146	14,679	10,492
Total	$70,870	$74,231	$147,395	$147,322

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2018	$964	$5,328
Balance at June 29, 2019	2,011	4,294
Increase/(decrease)	$1,047	$(1,034)

The amount of revenue recognized during the six fiscal months ended June 29, 2019 that was included in the contract liability balance at December 31, 2018 was $4.0 million.
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2018	$16,141	$6,288	$6,311	$3,542
Foreign currency translation adjustment	246	246	—	—
Balance at June 29, 2019	$16,387	$6,534	$6,311	$3,542

Note 4 – Leases
Effective January 1, 2019 the Company adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. The Company determines if an arrangement is or contains a lease at inception or

Note 4 – Leases (continued)

modification of such agreement. The arrangement is or contains a lease if the contract conveys the right to control the use of the identified asset for a period in exchange for consideration.
Lease right of use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected term at commencement date. As the implicit rate is not determinable in most of the Company's leases, the Company's incremental borrowing rate is used as the basis to determine the present value of future lease payments. The expected lease terms include options to extend or terminate. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. Some of these leases contain variable payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date and are therefore not included in our future minimum lease payments. Variable payments are expensed in the periods incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Additionally, the Company elected the package of practical expedients permitted under the transition guidance, which allows the carryforward the historical lease classification.  The Company also made an election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to seven years. The Company recorded a $0.5 million adjustment to opening retained earnings related to the remaining deferred gain recorded as part of the Karmiel, Israel sale leaseback.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on Balance Sheet	June 29, 2019

Assets
Operating lease right of use asset	Other Assets	$8,704

Liabilities
Operating lease - current	Other Accrued Expenses	$2,575
Operating lease - non-current	Other Liabilities	$6,282
Other information related to lease term and discount rate is as follows:

June 29, 2019
Operating leases weighted average remaining lease term (in years)	4.3
Operating leases weighted average discount rate	5.16%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended	Six fiscal months ended
	June 29, 2019	June 29, 2019
Operating lease cost	$812	$1,635
Variable lease cost	9	9
Short-term lease cost	32	59
Total lease cost	$853	$1,703

Right of use assets obtained in exchange for new operating lease liability during 2019 were $0.1 million. The cash paid for amounts included in the measurement of lease liabilities approximates our operating lease cost for the six months ended June 29, 2019.

Note 4 – Leases (continued)

Undiscounted maturities of operating lease payments as of June 29, 2019 are summarized as follows (in thousands):

2019 (excluding the six months ended June 29, 2019)	$1,603
2020	2,664
2021	2,037
2022	1,426
2023	1,002
Thereafter	1,157
Total future minimum lease payments	$9,889
Less: amount representing interest	(1,032)
Present value of future minimum lease payments	$8,857
One of the Company's indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. Such lease agreement provides that we will lease a new building containing approximately 121,400 square feet. The Company expects to commence occupancy in April 2020.
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
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended June 29, 2019 was 26.4% compared to 27.3% for the fiscal quarter ended June 30, 2018. The effective tax rate for the six fiscal months ended June 29, 2019 was 26.9% compared to 28.4% for the six fiscal months ended June 30, 2018. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily due to changes in the mix of worldwide income. The tax rate in the current six fiscal month period is lower than the prior year six fiscal month period also primarily due to changes in the mix of worldwide income.
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

Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 29, 2019	December 31, 2018
2015 Credit Agreement - Revolving Facility	$12,000	$12,000
2015 Credit Agreement - U.S. Closing Date Term Facility	2,503	2,967
2015 Credit Agreement - U.S. Delayed Draw Term Facility	6,117	7,253
2015 Credit Agreement - Canadian Term Facility	4,137	4,798
Other debt	217	279
Deferred financing costs	(168)	(222)
Total long-term debt	24,806	27,075
Less: current portion	4,882	4,654
Long-term debt, less current portion	$19,924	$22,421

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2019	$(31,319)	$(6,146)	$(37,465)
Other comprehensive income before reclassifications	951	—	951
Amounts reclassified from accumulated other comprehensive income (loss)	—	185	185
Balance at June 29, 2019	$(30,368)	$(5,961)	$(36,329)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2018	$(27,390)	$(8,060)	$(35,450)
Other comprehensive loss before reclassifications	(2,517)	—	(2,517)
Amounts reclassified from accumulated other comprehensive income (loss)	—	369	369
Balance at June 30, 2018	$(29,907)	$(7,691)	$(37,598)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 8 – Pension and Other Postretirement Benefits (continued)

	Fiscal quarter ended June 29, 2019		Fiscal quarter ended June 30, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$82	$31	$137	$27
Interest cost	157	45	174	38
Expected return on plan assets	(132)	—	(141)	—
Amortization of actuarial losses	50	39	130	44
Net periodic benefit cost	$157	$115	$300	$109

	Six fiscal months ended June 29, 2019		Six fiscal months ended June 30, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$165	$62	$275	$54
Interest cost	314	90	350	76
Expected return on plan assets	(265)	—	(283)	—
Amortization of actuarial losses	100	78	261	88
Net periodic benefit cost	$314	$230	$603	$218

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At June 29, 2019, the Company had reserved 417,502 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

On May 16, 2019, the Board of Directors approved the issuance of an aggregate of 8,244 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of VPG's next Annual Stockholders Meeting or May 16, 2020, subject to the directors' continued service on the Board of Directors.

Vesting of equity awards may be subject to acceleration under certain circumstances.

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

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Restricted stock units	$512	$428	$1,086	$801
Note 10 – Segment Information
VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells, and modules. The Weighing and Control Systems reporting segment is comprised of complete systems which include load cells and instrumentation for weighing, force control and force measurement for a variety of uses such as process control on-board weighing applications.
VPG evaluates reporting segment performance based on multiple performance measures including third party net revenues, gross profits and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring costs, executive severance costs, and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG. The following table sets forth reporting segment information (in thousands):

Note 10 – Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net third-party revenues:
Foil Technology Products	$32,999	$34,202	$70,048	$68,356
Force Sensors	16,349	19,358	33,081	38,586
Weighing and Control Systems	21,522	20,671	44,266	40,380
Total	$70,870	$74,231	$147,395	$147,322

Gross profit:
Foil Technology Products	$14,394	$15,753	$30,973	$30,357
Force Sensors	4,392	5,690	9,453	10,930
Weighing and Control Systems	9,823	9,923	21,234	18,584
Total	$28,609	$31,366	$61,660	$59,871

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$8,619	$9,976	$18,925	$18,769
Force Sensors	2,039	3,385	4,574	5,960
Weighing and Control Systems	5,043	4,956	11,618	8,834
Unallocated G&A expenses	(6,988)	(6,941)	(13,801)	(14,001)
Executive severance costs	(611)	—	(611)	—
Restructuring costs	—	(61)	—	(61)
Consolidated condensed operating income	$8,102	$11,315	$20,705	$19,501

Restructuring costs:
Force Sensors	—	(61)	—	(61)
	$—	$(61)	$—	$(61)

Executive severance costs:
Corporate/Other	$(611)	$—	$(611)	$—
	$(611)	$—	$(611)	$—
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foil Technology Products to Force Sensors and Weighing and Control Systems	$1,074	$1,139	$2,007	$2,157
Force Sensors to Foil Technology Products and Weighing and Control Systems	$184	$405	$611	$716
Weighing and Control Systems to Foil Technology Products and Force Sensors	$146	$133	$298	$295

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$5,565	$7,693	$13,808	$12,681

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	—	—	5

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$5,565	$7,693	$13,808	$12,686

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,518	13,464	13,506	13,409

Effect of dilutive securities:
Exchangeable notes	—	—	—	45
Restricted stock units	77	49	73	57
Dilutive potential common shares	77	49	73	102

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,595	13,513	13,579	13,511

Basic earnings per share attributable to VPG stockholders	$0.41	$0.57	$1.02	$0.95

Diluted earnings per share attributable to VPG stockholders	$0.41	$0.57	$1.02	$0.94

Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign exchange (loss) gain	$(318)	$75	$(1,054)	$(450)
Interest income	183	137	338	234
Pension expense	(159)	(316)	(317)	(509)
Other	134	(168)	101	(196)
	$(160)	$(272)	$(932)	$(921)

Executive Severance Costs
During the second fiscal quarter of 2019, the Company recorded $0.6 million of severance costs associated with the resignation of an executive officer of the Company. The severance costs consisted of payments and other benefits as specified in the executive officer's resignation agreement.

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 29, 2019
Assets
Assets held in rabbi trusts	$5,012	$90	$4,922	$—

December 31, 2018
Assets
Assets held in rabbi trusts	$4,641	$87	$4,554	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at June 29, 2019 and December 31, 2018, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance

Note 13 – Fair Value Measurements (continued)

contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at June 29, 2019 and December 31, 2018 approximates its carrying value. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company did not record any restructuring costs during the fiscal quarters ended June 29, 2019 and June 30, 2018, respectively. The Company did not record any restructuring costs during the six fiscal months ended June 29, 2019 and recorded $0.1 million of restructuring costs during the six fiscal months ended June 30, 2018.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of June 29, 2019 and December 31, 2018, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2018	$159
Restructuring costs in 2019	—
Adjustment for adoption of ASU 2016-02	(83)
Cash payments	(76)
Foreign currency translation	—
Balance at June 29, 2019	$—

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
VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells, and modules. The Weighing and Control Systems reporting segment is comprised of complete systems which include load cells and instrumentation for weighing, force control and force measurement for a variety of uses such as process control on-board weighing applications.
Net revenues for the fiscal quarter ended June 29, 2019 were $70.9 million versus $74.2 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended June 29, 2019 were $5.6 million, or $0.41 per diluted share, versus $7.7 million, or $0.57 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended June 29, 2019 were $147.4 million versus $147.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended June 29, 2019 were $13.8 million, or $1.02 per diluted share, versus $12.7 million, or $0.94 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended June 29, 2019 and June 30, 2018 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted operating income, adjusted operating income margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Such non-GAAP measures do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating income	$8,102	$11,315	$20,705	$19,501
Operating margin	11.4%	15.2%	14.0%	13.2%

Reconciling items affecting operating margin
Executive severance costs	611	—	611	—
Restructuring costs	—	61	—	61

Adjusted operating income	$8,713	$11,376	$21,316	$19,562
Adjusted operating margin	12.3%	15.3%	14.5%	13.3%

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings attributable to VPG stockholders	$5,565	$7,693	$13,808	$12,681

Reconciling items affecting operating margin
Executive severance costs	611	—	611	—
Restructuring costs	—	61	—	61
Less reconciling items affecting income tax expense
Tax effect of reconciling items	—	9	—	9
Adjusted net earnings attributable to VPG stockholders	$6,176	$7,745	$14,419	$12,733

Adjusted net earnings per diluted share	$0.45	$0.57	$1.06	$0.94

Weighted average shares outstanding - diluted	13,595	13,513	13,579	13,511
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2018 through the second quarter of 2019 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2018	2018	2018	2019	2019
Net revenues	$74,231	$75,490	$76,982	$76,525	$70,870

Gross profit margin	42.3%	40.5%	40.0%	43.2%	40.4%

End-of-period backlog	$101,000	$99,400	$93,400	$87,100	$83,400

Book-to-bill ratio	1.13	0.98	0.93	0.92	0.94

Inventory turnover	2.71	2.74	2.89	2.77	2.66

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2018	2018	2018	2019	2019
Foil Technology Products
Net revenues	$34,202	$35,912	$36,741	$37,049	$32,999
Gross profit margin	46.1%	43.9%	42.0%	44.7%	43.6%
End-of-period backlog	$54,900	$53,100	$48,700	$44,000	$42,100
Book-to-bill ratio	1.24	0.95	0.88	0.88	0.93
Inventory turnover	2.81	2.83	3.07	2.97	2.65

Force Sensors
Net revenues	$19,358	$17,602	$16,998	$16,732	$16,349
Gross profit margin	29.4%	25.9%	26.6%	30.2%	26.9%
End-of-period backlog	$17,300	$16,800	$17,700	$17,400	$16,400
Book-to-bill ratio	0.88	0.98	1.05	0.98	0.95
Inventory turnover	2.26	2.26	2.34	2.29	2.39

Weighing and Control Systems
Net revenues	$20,671	$21,976	$23,243	$22,744	$21,522
Gross profit margin	48.0%	46.6%	46.8%	50.2%	45.6%
End-of-period backlog	$28,800	$29,500	$27,000	$25,700	$24,900
Book-to-bill ratio	1.18	1.02	0.92	0.93	0.95
Inventory turnover	3.35	3.35	3.36	3.07	3.03
Net revenues for the second quarter of 2019 decreased 7.4% from the first quarter of 2019 mainly due to decreased volume in all of the reporting segments. Net revenues decreased 4.5% from the second quarter of 2018 due to decreased volume in the Foil Technology Products and Force Sensors reporting segments.
Net revenues in the Foil Technology Products reporting segment decreased 10.9% compared to the first quarter of 2019 and decreased 3.5% from the second quarter of 2018. The sequential decrease in revenues was attributable to Pacific Instruments products for end user customers in the avionics, military and space market in the Americas. Compared to the second quarter of

2018, the lower revenues are attributable to Pacific Instruments products in the Americas for end user customers in the avionics, military and space market and strain gage products in the test and measurement and force measurement end markets, primarily in the Americas. This was partially offset by a revenue increase in the Advanced Sensors products in the force measurement market in Asia.
Net revenues in the Force Sensors reporting segment decreased 2.3% from the first quarter of 2019 and decreased 15.5% from the second quarter of 2018. The sequential decrease in revenues was mainly attributable to OEM customers in the force measurement end market in the Americas and OEM customers in the medical end market in Europe, partially offset by an increase in revenues from OEM customers in the medical end market in the Americas. Compared to the second quarter of 2018, the decrease in revenues was mainly due to lower volume from OEM customers in the force measurement market, primarily in the Americas.
Net revenues in the Weighing and Control Systems reporting segment decreased 5.4% from the first quarter of 2019 and increased 4.1% from the second quarter of 2018. Sequentially, the lower net revenues are primarily attributable to a decrease in the steel product line in Europe and the Americas and process weighing products in Europe, partially offset by an increase in on-board weighing products mainly in the Americas. Compared to the second quarter of 2018, the improved revenues are attributable to the steel product line in Europe and the on board weighing products in Europe and the Americas.
Overall gross profit margin in the second quarter of 2019 decreased 2.8% as compared to the first quarter of 2019 and decreased 1.9% from the second quarter of 2018.
Sequentially, all reporting segments contributed to the decrease in the gross profit margin. The Foil Technology Products segment gross profit margin decreased primarily due to a decrease in volume. The Force Sensors segment gross profit margin decreased due to a decrease in volume, impact of negative exchange rates, and a one-time charge. The decrease in gross profit margin in the Weighing and Control Systems segment was mainly due to lower volume with an unfavorable product mix..
Compared to the second quarter of 2018, all reporting segments contributed to the decrease in the gross profit margin. The Foil Technology Products reporting segment had a lower gross profit margin primarily due to a decrease in volume, the impact of negative exchange rates, and an increase in wages and manufacturing costs. The Force Sensors reporting segment had a lower gross profit margin primarily due to a decrease in volume. The Weighing and Control Systems reporting segment had a lower gross profit margin primarily due to an increase in wages, higher manufacturing costs, and the impact of negative exchange rates, partially offset by an increase in volume, with an unfavorable product mix.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended June 29, 2019, exchange rates decreased net revenues by $1.8 million, and costs of products sold and selling, general, and administrative expenses by $1.9 million, when compared to the comparable prior year period. For the six fiscal months ended June 29, 2019, exchange rates decreased net revenues by $4.3 million, and costs of products sold and selling, general, and administrative expenses by $5.0 million when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of June 29, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Costs of products sold	59.6%	57.7%	58.2%	59.4%
Gross profit	40.4%	42.3%	41.8%	40.6%
Selling, general, and administrative expenses	28.1%	26.9%	27.4%	27.4%
Operating income	11.4%	15.2%	14.0%	13.2%
Income before taxes	10.7%	14.2%	12.9%	12.0%
Net earnings	7.9%	10.4%	9.4%	8.6%
Net earnings attributable to VPG stockholders	7.9%	10.4%	9.4%	8.6%

Effective tax rate	26.4%	27.3%	26.9%	28.4%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$70,870	$74,231	$147,395	$147,322
Change versus comparable prior year period	$(3,361)		$73
Percentage change versus prior year period	(4.5)%		—%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(3.5)%	2.1%
Change in average selling prices	1.5%	0.9%
Foreign currency effects	(2.5)%	(2.9)%
Other	0.0%	(0.1)%
Net change	(4.5)%	0.0%
During the fiscal quarter ended June 29, 2019, net revenues decreased 4.5%, as compared to the comparable prior year period mainly due to decreased volume in all of the reporting segments.
During the six fiscal months ended June 29, 2019, net revenues were flat as compared to the comparable prior year period, with volume improvements in the Foil Technology Product and Weighing and Control Systems reporting segments being offset by decreased volume in the Force Sensors reporting segment.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross profit margin	40.4%	42.3%	41.8%	40.6%
The gross profit margin for the fiscal quarter ended June 29, 2019 decreased 1.9% compared to the comparable prior year period, with all three reporting segments contributing to the decrease.

The gross profit margin for six fiscal months ended June 29, 2019 increased 1.2% primarily due to improved gross profit margins from the Force Sensors and Weighing and Control Systems reporting segments.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$32,999	$34,202	$70,048	$68,356
Change versus comparable prior year period	$(1,203)		$1,692
Percentage change versus prior year period	(3.5)%		2.5%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(3.1)%	3.6%
Change in average selling prices	1.1%	0.7%
Foreign currency effects	(1.5)%	(1.8)%
Net change	(3.5)%	2.5%
Net revenues decreased 3.5% for the fiscal quarter ended June 29, 2019 as compared to the comparable prior year period due to Pacific Instruments products in the Americas for end user customers in the avionics, military and space market and strain gage products in the test and measurement and force measurement end markets, primarily in the Americas. This was partially offset by a revenue increase in the Advanced Sensors products in the force measurement market in Asia.
Net revenues increased 2.5% for the six fiscal months ended June 29, 2019 as compared to the comparable prior year period mainly due to higher volume from Pacific Instruments products in the Americas, for end user customers in avionics, military and space market, and Advanced Sensors products in the force measurement market primarily in Asia and the Americas. These increases were partially offset by unfavorable exchange rate impacts, mainly from the Euro.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross profit margin	43.6%	46.1%	44.2%	44.4%
The gross profit margin decreased 2.5% for the fiscal quarter ended June 29, 2019,when compared to the comparable prior year period primarily due to a decrease in volume, the impact of negative exchange rates, and an increase in wages and manufacturing costs.
The gross profit margin decreased 0.2% for the six fiscal months ended June 29, 2019 when compared to the comparable prior year period. Higher volume from the Pacific Instruments and Advanced Sensors products was offset by higher manufacturing costs, including head count and wage increases.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$16,349	$19,358	$33,081	$38,586
Change versus comparable prior year period	$(3,009)		$(5,505)
Percentage change versus prior year period	(15.5)%		(14.3)%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(15.4)%	(13.5)%
Change in average selling prices	2.0%	1.4%
Foreign currency effects	(2.1)%	(2.2)%
Net change	(15.5)%	(14.3)%
Net revenues decreased 15.5% for the fiscal quarter ended June 29, 2019, as compared to the comparable prior year period. The decrease for the fiscal quarter ended June 29, 2019 was attributable to lower revenues from OEM customers in the force measurement market, primarily in the Americas.
Net revenues decreased 14.3% for the six fiscal months ended June 29, 2019 compared to the comparable prior year period from OEM customers in the force measurement market, primarily in the Americas. and unfavorable exchange rate impacts primarily from the Euro.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross profit margin	26.9%	29.4%	28.6%	28.3%
The gross profit margin for the fiscal quarter ended June 29, 2019 decreased 2.5% compared to the comparable prior year period primarily due to a decrease in volume.
The gross profit margin for the six fiscal months ended June 29, 2019 increased 0.3% compared to the comparable prior year period with lower manufacturing costs, including lower headcount, and export grants in India, offsetting the decrease in volume.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net revenues	$21,522	$20,671	$44,266	$40,380
Change versus comparable prior year period	$851		$3,886
Percentage change versus prior year period	4.1%		9.6%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	7.2%	14.9%
Change in average selling prices	1.6%	0.8%
Foreign currency effects	(4.7)%	(6.1)%
Net change	4.1%	9.6%
Net revenues increased 4.1% for the fiscal quarter ended June 29, 2019, as compared to the comparable prior year period. For the fiscal quarter ended June 29, 2019, the strong revenues are attributable to the steel product line in Europe and the on board weighing products in Europe and the Americas. Unfavorable exchange rate impacts with the Canadian dollar, Swedish krone, the Euro, and the Great Britain pound partially offset the increase in revenues.
Net revenues increased 9.6% for the six fiscal months ended June 29, 2019 as compared to the comparable prior year period attributable to the steel product line in Europe and the on board weighing products in Europe and the Americas. partially offset by unfavorable exchange rate impacts with the Canadian dollar, Swedish krone, the Euro, and the British pound.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross profit margin	45.6%	48.0%	48.0%	46.0%
The gross profit margin for the fiscal quarter ended June 29, 2019 decreased 2.4%, compared to the comparable prior year periods, primarily due to an increase in wages, higher manufacturing costs, and the impact of negative exchange rates, partially offset by an increase in volume, with an unfavorable product mix.
The gross profit margin for six fiscal months ended June 29, 2019 increased 2.0%, compared to the comparable prior year period and was mainly due to the volume improvements in the steel product line.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total SG&A expenses	$19,896	$19,990	$40,344	$40,309

As a percentage of net revenues	28.1%	26.9%	27.4%	27.4%
SG&A expenses for the fiscal quarter and six fiscal months ended June 29, 2019 were flat compared to the comparable prior year periods. Higher personnel costs in both periods, including wage increases and higher headcount, were offset by favorable exchange rate impacts.
Executive Severance Costs
During the second fiscal quarter of 2019, the Company recorded $0.6 million of severance costs associated with the resignation of an executive officer of the Company. The severance costs consisted of payments and other benefits as specified in the executive officer's resignation agreement.
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
The Company did not record any restructuring costs during the fiscal quarters ended June 29, 2019 and June 30, 2018, respectively. The Company did not record any restructuring costs during the six fiscal months ended June 29, 2019 and recorded $0.1 million of restructuring costs during the six fiscal months ended June 30, 2018.
Other Income (Expense)
Interest expense for the fiscal quarter and six fiscal months ended June 29, 2019 was lower compared with interest expense in the comparable prior year periods. This was mainly due to lower incremental borrowings on our revolving credit facility in 2019 as compared to the prior year.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	June 29, 2019	June 30, 2018	Change
Foreign exchange (loss) gain	$(318)	$75	$(393)
Interest income	183	137	46
Pension expense	(159)	(316)	157
Other	134	(168)	302
	$(160)	$(272)	$112

	Six fiscal months ended
	June 29, 2019	June 30, 2018	Change
Foreign exchange (loss) gain	$(1,054)	$(450)	$(604)
Interest income	338	234	104
Pension expense	(317)	(509)	192
Other	101	(196)	297
	$(932)	$(921)	$(11)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended June 29, 2019, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel. For the six fiscal months ended June 29, 2019, change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel and Canadian dollar.
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
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended June 29, 2019 was 26.4% compared to 27.3% for the fiscal quarter ended June 30, 2018. The effective tax rate for the six fiscal months ended June 29, 2019 was 26.9% compared to 28.4% for the six fiscal months ended June 30, 2018. The tax rate in the current fiscal quarter is lower than the prior year fiscal quarter primarily due to changes in the mix of worldwide income. The tax rate in the current six fiscal month period is lower than the prior year six fiscal month period also primarily due to changes in the mix of worldwide income.

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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at June 29, 2019. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
During the first quarter of 2018, a holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at a contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes were canceled and VPG had no further obligations pursuant to such notes.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.2 million at June 29, 2019 and $0.3 million at December 31, 2018.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the six fiscal months ended June 29, 2019, cash provided by operating activities was $17.0 million. Cash provided by operating activities for the six fiscal months ended June 30, 2018 was $7.4 million.
Free cash generated during the six fiscal months ended June 29, 2019, was $11.4 million. We refer to the amount of cash provided by operating activities ($17.0 million) in excess of our capital expenditures ($5.8 million) and net of proceeds from the sale of assets ($0.2 million) as “free cash.”
The following table summarizes the components of net cash (debt) at June 29, 2019 and December 31, 2018 (in thousands):

	June 29, 2019	December 31, 2018
Cash and cash equivalents	$98,705	$90,159

Third-party debt, including current and long-term:
Term loans	12,757	15,018
Revolving debt	12,000	12,000
Third-party debt held by Japanese subsidiary	217	279
Deferred financing costs	(168)	(222)
Total third-party debt	24,806	27,075
Net cash (debt)	$73,899	$63,084

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
Approximately 95% and 93% of our cash and cash equivalents balance at June 29, 2019 and December 31, 2018, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at June 29, 2019 and December 31, 2018:

	June 29, 2019	December 31, 2018
Israel	39%	35%
Asia	26%	28%
Europe	12%	13%
United States	5%	7%
United Kingdom	11%	12%
Canada	7%	5%
	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million. As of June 29, 2019, the remaining planned cash distribution amount is approximately $16.2 million with a remaining deferred tax liability of approximately $1.6 million. The Company will continue to evaluate its cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, and the planned dividend noted above, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of June 29, 2019, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $1.6 million noted above.
Our financial condition as of June 29, 2019 remains strong, with a current ratio (current assets to current liabilities) of 4.4 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2018.
Cash paid for property and equipment for the six fiscal months ended June 29, 2019 was $5.8 million compared to $6.1 million in the comparable prior year period. Capital expenditures for the six fiscal months ended June 29, 2019 are comprised of projects mainly related to the expansion of the business.
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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended June 29, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1
Separation and Release Agreement, dated April 26, 2019, by and between Vishay Precision Group and Roland B. Desilets (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 1, 2019 and incorporated herein by reference).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2019, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: August 6, 2019