Form 10-Q
period 2019-09-28
Vishay Precision Group, Inc.
filed 2019-11-05
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 28, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2019, the registrant had 12,497,735 shares of its common stock and 1,025,158 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 28, 2019

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	September 28, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,299	$90,159
Accounts receivable, net	44,430	53,156
Inventories:
Raw materials	18,894	18,052
Work in process	23,792	22,007
Finished goods	21,431	22,182
Inventories, net	64,117	62,241

Prepaid expenses and other current assets	15,081	9,314
Total current assets	224,927	214,870

Property and equipment, at cost:
Land	3,368	3,390
Buildings and improvements	51,750	51,055
Machinery and equipment	110,047	105,840
Software	9,310	8,532
Construction in progress	2,565	2,157
Accumulated depreciation	(117,712)	(111,555)
Property and equipment, net	59,328	59,419

Goodwill	16,318	16,141

Intangible assets, net	16,703	17,656

Other assets	27,482	18,297
Total assets	$344,758	$326,383

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	September 28, 2019	December 31, 2018
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,804	$11,461
Payroll and related expenses	15,695	17,757
Other accrued expenses	19,199	17,031
Income taxes	2,798	3,879
Current portion of long-term debt	4,996	4,654
Total current liabilities	51,492	54,782

Long-term debt, less current portion	18,676	22,421
Deferred income taxes	2,200	2,200
Other liabilities	20,866	13,545
Accrued pension and other postretirement costs	14,873	14,982
Total liabilities	108,107	107,930

Commitments and contingencies

Equity:
Common stock	1,312	1,307
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	197,381	196,666
Retained earnings	85,417	66,569
Accumulated other comprehensive loss	(38,909)	(37,465)
Total Vishay Precision Group, Inc. stockholders' equity	236,539	218,415
Noncontrolling interests	112	38
Total equity	236,651	218,453
Total liabilities and equity	$344,758	$326,383

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 28, 2019	September 29, 2018
Net revenues	$67,421	$75,490
Costs of products sold	41,631	44,910
Gross profit	25,790	30,580

Selling, general, and administrative expenses	19,057	19,721
Restructuring costs	547	228
Operating income	6,186	10,631

Other income (expense):
Interest expense	(324)	(413)
Other	547	(172)
Other income (expense)	223	(585)

Income before taxes	6,409	10,046

Income tax expense	1,879	2,479

Net earnings	4,530	7,567
Less: net earnings attributable to noncontrolling interests	21	20
Net earnings attributable to VPG stockholders	$4,509	$7,547

Basic earnings per share attributable to VPG stockholders	$0.33	$0.56
Diluted earnings per share attributable to VPG stockholders	$0.33	$0.56

Weighted average shares outstanding - basic	13,523	13,474
Weighted average shares outstanding - diluted	13,607	13,534

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 28, 2019	September 29, 2018
Net revenues	$214,816	$222,812
Costs of products sold	127,366	132,361
Gross profit	87,450	90,451

Selling, general, and administrative expenses	59,401	60,030
Executive severance costs	611	—
Restructuring costs	547	289
Operating income	26,891	30,132
Other income (expense):
Interest expense	(1,071)	(1,333)
Other	(385)	(1,093)
Other income (expense)	(1,456)	(2,426)

Income before taxes	25,435	27,706

Income tax expense	6,999	7,498

Net earnings	18,436	20,208
Less: net earnings (loss) attributable to noncontrolling interests	119	(20)
Net earnings attributable to VPG stockholders	$18,317	$20,228

Basic earnings per share attributable to VPG stockholders	$1.36	$1.51
Diluted earnings per share attributable to VPG stockholders	$1.35	$1.50

Weighted average shares outstanding - basic	13,512	13,431
Weighted average shares outstanding - diluted	13,588	13,519

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 28, 2019	September 29, 2018
Net earnings	$4,530	$7,567

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,559)	124
Pension and other postretirement actuarial items, net of tax	(21)	175
Other comprehensive (loss) income	(2,580)	299

Total comprehensive income	1,950	7,866

Less: comprehensive income attributable to noncontrolling interests	21	20

Comprehensive income attributable to VPG stockholders	$1,929	$7,846

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2019	September 29, 2018
Net earnings	$18,436	$20,208

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,608)	(2,393)
Pension and other postretirement actuarial items, net of tax	164	544
Other comprehensive loss	(1,444)	(1,849)

Comprehensive income	16,992	18,359

Less: comprehensive income (loss) attributable to noncontrolling interests	119	(20)

Comprehensive income attributable to VPG stockholders	$16,873	$18,379

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2019	September 29, 2018
Operating activities
Net earnings	$18,436	$20,208
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,639	7,939
Gain on disposal of property and equipment	(100)	(146)
Share-based compensation expense	1,592	1,172
Inventory write-offs for obsolescence	1,937	1,633
Deferred income taxes	605	1,584
Other	(829)	536
Net changes in operating assets and liabilities:
Accounts receivable, net	8,348	(8,128)
Inventories, net	(4,138)	(6,935)
Prepaid expenses and other current assets	(5,788)	(2,600)
Trade accounts payable	(1,353)	(1,342)
Other current liabilities	(2,727)	4,031
Net cash provided by operating activities	24,622	17,952

Investing activities
Capital expenditures	(8,621)	(9,966)
Proceeds from sale of property and equipment	265	169
Net cash used in investing activities	(8,356)	(9,797)

Financing activities
Principal payments on long-term debt	(3,461)	(4,728)
Proceeds from revolving facility	—	22,000
Payments on revolving facility	—	(19,000)
Distributions to noncontrolling interests	(45)	(101)
Payments of employee taxes on certain share-based arrangements	(854)	(801)
Net cash used in financing activities	(4,360)	(2,630)
Effect of exchange rate changes on cash and cash equivalents	(766)	(1,189)
Increase in cash and cash equivalents	11,140	4,336

Cash and cash equivalents at beginning of period	90,159	74,292
Cash and cash equivalents at end of period	$101,299	$78,628

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(7,383)	$(7,599)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$—	$(2,794)

Capital expenditures accrued but not yet paid as of September 28, 2019 were $613.

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended September 28, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 29, 2019	$1,312	$103	$(8,765)	$196,875	$80,908	$(36,329)	$234,104	$138	$234,242
Net earnings	—	—	—	—	4,509	—	4,509	21	4,530
Other comprehensive income	—	—	—	—	—	(2,580)	(2,580)	—	(2,580)
Share-based compensation expense	—	—	—	506	—	—	506	—	506
Restricted stock issuances	—	—	—	—	—	—	—	—	—
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Balance at September 28, 2019	$1,312	$103	$(8,765)	$197,381	$85,417	$(38,909)	$236,539	$112	$236,651

	Fiscal quarter ended September 29, 2018
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	$1,307	$103	$(8,765)	$195,668	$55,604	$(37,598)	$206,319	$(21)	$206,298
Net earnings	—	—		—	7,547		7,547	20	7,567
Other comprehensive income	—	—	—	—	—	299	299	—	299
Share-based compensation expense	—	—	—	371	—	—	371	—	371
Restricted stock issuances	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Balance at September 29, 2018	$1,307	$103	$(8,765)	$196,039	$63,151	$(37,299)	$214,536	$27	$214,563

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended September 28, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	18,317	—	18,317	119	18,436
Other comprehensive income	—	—	—	—	—	(1,444)	(1,444)	—	(1,444)
Share-based compensation expense	—	—	—	1,592	—	—	1,592	—	1,592
Restricted stock issuances (48,482 shares)	5	—	—	(877)	—	—	(872)	—	(872)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	531	—	531	—	531
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance at September 28, 2019	$1,312	$103	$(8,765)	$197,381	$85,417	$(38,909)	$236,539	$112	$236,651

	Nine Fiscal Months Ended September 29, 2018
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	20,228	—	20,228	(20)	20,208
Other comprehensive income	—	—	—	—	—	(1,849)	(1,849)	—	(1,849)
Share-based compensation expense	—	—	—	1,172	—	—	1,172	—	1,172
Restricted stock issuances (59,038 shares)	7	—	—	(819)	—	—	(812)	—	(812)
Common stock issuance from conversion of exchangeable notes (123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(101)	(101)
Balance at September 29, 2018	$1,307	$103	$(8,765)	$196,039	$63,151	$(37,299)	$214,536	$27	$214,563

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 14, 2019. The results of operations for the fiscal quarter ended September 28, 2019 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2019 and 2018 end on the following dates:

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

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended September 28, 2019				Fiscal quarter ended September 29, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$13,737	$9,008	$5,223	$27,968	$16,011	$9,842	$6,289	$32,142
United Kingdom	762	2,554	3,650	6,966	905	2,995	3,738	7,638
Other Europe	8,262	2,475	3,116	13,853	8,224	2,248	4,261	14,733
Israel	2,768	127	—	2,895	2,951	116	—	3,067
Asia	6,590	2,053	1,836	10,479	7,821	2,401	1,053	11,275
Canada	—	—	5,260	5,260	—	—	6,635	6,635
Total	$32,119	$16,217	$19,085	$67,421	$35,912	$17,602	$21,976	$75,490

	Nine Fiscal Months Ended September 28, 2019				Nine Fiscal Months Ended September 29, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$43,748	$25,557	$16,150	$85,455	$44,863	$30,864	$17,690	$93,417
United Kingdom	2,436	8,265	12,228	22,929	2,818	9,047	11,008	22,873
Other Europe	25,212	8,456	11,931	45,599	23,699	8,248	14,161	46,108
Israel	9,019	330	—	9,349	7,792	402	—	8,194
Asia	21,752	6,690	6,726	35,168	25,096	7,627	4,885	37,608
Canada	—	—	16,316	16,316	—	—	14,612	14,612
	$102,167	$49,298	$63,351	$214,816	$104,268	$56,188	$62,356	$222,812

The following table disaggregates net revenue from contracts with customers by market sector (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Test & Measurement	$17,215	$18,969	$55,189	$57,346
Avionics, Military & Space	5,310	7,354	17,553	18,920
Medical	2,953	2,719	8,240	7,693
Precision Weighing	22,275	23,151	69,679	70,799
Force Measurement	12,958	16,170	42,766	50,435
Steel	6,710	7,127	21,389	17,619
Total	$67,421	$75,490	$214,816	$222,812

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2018	$964	$5,328
Balance at September 28, 2019	1,826	4,693
Increase/(decrease)	$862	$(635)

The amount of revenue recognized during the nine fiscal months ended September 28, 2019 that was included in the contract liability balance at December 31, 2018 was $4.5 million.
Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment		Foil Technology Products Segment
		KELK Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2018	$16,141	$6,288	$6,311	$3,542
Foreign currency translation adjustment	177	177	—	—
Balance at September 28, 2019	$16,318	$6,465	$6,311	$3,542

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
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on Balance Sheet	September 28, 2019

Assets
Operating lease right of use asset	Other Assets	$8,808

Liabilities
Operating lease - current	Other Accrued Expenses	$2,694
Operating lease - non-current	Other Liabilities	$6,277
Other information related to lease term and discount rate is as follows:

September 28, 2019
Operating leases weighted average remaining lease term (in years)	4.2
Operating leases weighted average discount rate	5.1%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended	Nine fiscal months ended
	September 28, 2019	September 28, 2019
Operating lease cost	$866	$2,501
Variable lease cost	5	14
Short-term lease cost	7	66
Total lease cost	$878	$2,581

Right of use assets obtained in exchange for new operating lease liability during 2019 were $0.2 million. The cash paid for amounts included in the measurement of lease liabilities approximates our operating lease cost for the nine months ended September 28, 2019.

Note 4 – Leases (continued)

Undiscounted maturities of operating lease payments as of September 28, 2019 are summarized as follows (in thousands):

2019 (excluding the nine months ended September 28, 2019)	$832
2020	2,822
2021	2,151
2022	1,422
2023	1,149
Thereafter	1,336
Total future minimum lease payments	$9,712
Less: amount representing interest	(741)
Present value of future minimum lease payments	$8,971
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
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 28, 2019 was 29.3% compared to 24.7% for the fiscal quarter ended September 29, 2018. The effective tax rate for the nine fiscal months ended September 28, 2019 was 27.5% compared to 27.1% for the nine fiscal months ended September 29, 2018. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily due to changes in the mix of worldwide income. The tax rate in the current nine fiscal month period is higher than the prior year nine fiscal month period primarily due to discrete items.
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

Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 28, 2019	December 31, 2018
2015 Credit Agreement - Revolving Facility	$12,000	$12,000
2015 Credit Agreement - U.S. Closing Date Term Facility	2,270	2,967
2015 Credit Agreement - U.S. Delayed Draw Term Facility	5,550	7,253
2015 Credit Agreement - Canadian Term Facility	3,806	4,798
Other debt	185	279
Deferred financing costs	(139)	(222)
Total long-term debt	23,672	27,075
Less: current portion	4,996	4,654
Long-term debt, less current portion	$18,676	$22,421

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2019	$(31,319)	$(6,146)	$(37,465)
Other comprehensive income before reclassifications	(781)	—	(781)
Amounts reclassified from accumulated other comprehensive income (loss)	(827)	164	(663)
Balance at September 28, 2019	$(32,927)	$(5,982)	$(38,909)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2018	$(27,390)	$(8,060)	$(35,450)
Other comprehensive loss before reclassifications	(2,393)	—	(2,393)
Amounts reclassified from accumulated other comprehensive income (loss)	—	544	544
Balance at September 29, 2018	$(29,783)	$(7,516)	$(37,299)
Reclassification of foreign currency translation adjustment for a gain on liquidation of a subsidiary is included in other income (expense) other (see Note 12). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 8).
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 8 – Pension and Other Postretirement Benefits (continued)

	Fiscal quarter ended September 28, 2019		Fiscal quarter ended September 29, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$82	$32	$135	$27
Interest cost	154	45	171	38
Expected return on plan assets	(130)	—	(138)	—
Amortization of actuarial losses	50	39	128	44
Net periodic benefit cost	$156	$116	$296	$109

	Nine fiscal months ended September 28, 2019		Nine fiscal months ended September 29, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$247	$94	$410	$81
Interest cost	468	135	521	114
Expected return on plan assets	(395)	—	(421)	—
Amortization of actuarial losses	150	117	389	132
Net periodic benefit cost	$470	$346	$899	$327

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At September 28, 2019, the Company had reserved 417,502 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

Note 9 – Share-Based Compensation (continued)

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

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Restricted stock units	$506	$371	$1,592	$1,172
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

Note 10 – Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net third-party revenues:
Foil Technology Products	$32,119	$35,912	$102,167	$104,268
Force Sensors	16,217	17,602	49,298	56,188
Weighing and Control Systems	19,085	21,976	63,351	62,356
Total	$67,421	$75,490	$214,816	$222,812

Gross profit:
Foil Technology Products	$11,970	$15,779	$42,943	$46,136
Force Sensors	4,932	4,557	14,385	15,487
Weighing and Control Systems	8,888	10,244	30,122	28,828
Total	$25,790	$30,580	$87,450	$90,451

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,259	$10,304	$25,185	$29,073
Force Sensors	2,726	2,214	7,300	8,174
Weighing and Control Systems	4,808	5,589	16,426	14,423
Unallocated G&A expenses	(7,060)	(7,248)	(20,862)	(21,249)
Executive severance costs	—	—	(611)	—
Restructuring costs	(547)	(228)	(547)	(289)
Consolidated condensed operating income	$6,186	$10,631	$26,891	$30,132

Restructuring costs:
Force Sensors	$(429)	$(228)	$(429)	$(289)
Corporate/Other	(118)	—	(118)	—
	$(547)	$(228)	$(547)	$(289)

Executive severance costs:
Corporate/Other	$—	$—	$(611)	$—
	$—	$—	$(611)	$—
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foil Technology Products to Force Sensors and Weighing and Control Systems	$1,011	$819	$3,018	$2,976
Force Sensors to Foil Technology Products and Weighing and Control Systems	$369	$332	$980	$1,048
Weighing and Control Systems to Foil Technology Products and Force Sensors	$75	$128	$373	$423

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$4,509	$7,547	$18,317	$20,228

Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	—	—	5

Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$4,509	$7,547	$18,317	$20,233

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,523	13,474	13,512	13,431

Effect of dilutive securities:
Exchangeable notes	—	—	—	30
Restricted stock units	84	60	76	58
Dilutive potential common shares	84	60	76	88

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,607	13,534	13,588	13,519

Basic earnings per share attributable to VPG stockholders	$0.33	$0.56	$1.36	$1.51

Diluted earnings per share attributable to VPG stockholders	$0.33	$0.56	$1.35	$1.50

Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign exchange (loss) gain	$(306)	$19	$(1,360)	$(431)
Interest income	181	120	519	354
Pension expense	(157)	(263)	(470)	(773)
Other	829	(48)	926	(243)
	$547	$(172)	$(385)	$(1,093)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended September 28, 2019, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel and the Euro. For the nine fiscal months ended September 28, 2019, change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel and Canadian dollar.
Included in other for the fiscal quarter ended and nine fiscal months September 28, 2019, respectively, is a one-time $0.8 million gain on liquidation of one of the Company's subsidiaries.
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

Note 13 – Fair Value Measurements (continued)

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 28, 2019
Assets
Assets held in rabbi trusts	$5,004	$71	$4,933	$—

December 31, 2018
Assets
Assets held in rabbi trusts	$4,641	$87	$4,554	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 28, 2019 and December 31, 2018, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at September 28, 2019 and December 31, 2018 approximates its carrying value. The Company estimates the fair value of its long-term debt using a combination of quoted market prices for similar financing arrangements and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.5 million and $0.2 million of restructuring costs during the fiscal quarter ended September 28, 2019 and September 29, 2018, respectively, and $0.5 million and $0.3 million for the nine fiscal months ended September 28, 2019 and September 29, 2018, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of September 28, 2019 and December 31, 2018, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2018	$159
Restructuring costs in 2019	547
Adjustment for adoption of ASU 2016-02	(69)
Cash payments	(138)
Foreign currency translation	—
Balance at September 28, 2019	$499

Note 15 – Subsequent Events
Acquisition of Dynamic Systems Inc.
On November 1, 2019, VPG completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a specialized provider of dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes, for a purchase price of $41.0 million, subject to customary adjustments, plus a potential earn out of up to an additional $3.0 million. DSI will report into the Company's Weighing and Control Systems segment.
Accordion Exercise
On October 23, 2019, VPG exercised all of the $15.0 million accordion feature (the “Accordion”) of its revolving credit facility (the “Revolving Credit Facility”). The exercise of the Accordion increases the aggregate principal amount available under the Revolving Credit Facility to $45.0 million.

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
Net revenues for the fiscal quarter ended September 28, 2019 were $67.4 million versus $75.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 28, 2019 were $4.5 million, or $0.33 per diluted share, versus $7.5 million, or $0.56 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 28, 2019 were $214.8 million versus $222.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 28, 2019 were $18.3 million, or $1.35 per diluted share, versus $20.2 million, or $1.50 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended September 28, 2019 and September 29, 2018 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP") including adjusted operating income, adjusted operating income margin, adjusted net earnings and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Such non-GAAP measures do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these measures are meaningful because they provide insight with respect to intrinsic operating results. The reconciling items presented below represent significant charges or credits which are important to understanding our intrinsic operations.

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating income	$6,186	$10,631	$26,891	$30,132
Operating margin	9.2%	14.1%	12.5%	13.5%

Reconciling items affecting operating margin
Executive severance costs	—	—	611	—
Restructuring costs	547	228	547	289

Adjusted operating income	$6,733	$10,859	$28,049	$30,421
Adjusted operating margin	10.0%	14.4%	13.1%	13.7%

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net earnings attributable to VPG stockholders	$4,509	$7,547	$18,317	$20,228

Reconciling items affecting operating margin
Executive severance costs	—	—	611	—
Restructuring costs	547	228	547	289
Less reconciling items affecting income tax expense
Tax effect of reconciling items	80	35	80	44
Adjusted net earnings attributable to VPG stockholders	$4,976	$7,740	$19,395	$20,473

Adjusted net earnings per diluted share	$0.37	$0.57	$1.43	$1.51

Weighted average shares outstanding - diluted	13,607	13,534	13,588	13,519
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2018 through the third quarter of 2019 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2018	2018	2019	2019	2019
Net revenues	$75,490	$76,982	$76,525	$70,870	$67,421

Gross profit margin	40.5%	40.0%	43.2%	40.4%	38.3%

End-of-period backlog	$99,400	$93,400	$87,100	$83,400	$79,300

Book-to-bill ratio	0.98	0.93	0.92	0.94	0.96

Inventory turnover	2.74	2.89	2.77	2.66	2.60

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2018	2018	2019	2019	2019
Foil Technology Products
Net revenues	$35,912	$36,741	$37,049	$32,999	$32,119
Gross profit margin	43.9%	42.0%	44.7%	43.6%	37.3%
End-of-period backlog	$53,100	$48,700	$44,000	$42,100	$38,900
Book-to-bill ratio	0.95	0.88	0.88	0.93	0.91
Inventory turnover	2.83	3.07	2.97	2.65	2.79

Force Sensors
Net revenues	$17,602	$16,998	$16,732	$16,349	$16,217
Gross profit margin	25.9%	26.6%	30.2%	26.9%	30.4%
End-of-period backlog	$16,800	$17,700	$17,400	$16,400	$15,200
Book-to-bill ratio	0.98	1.05	0.98	0.95	0.94
Inventory turnover	2.26	2.34	2.29	2.39	2.30

Weighing and Control Systems
Net revenues	$21,976	$23,243	$22,744	$21,522	$19,085
Gross profit margin	46.6%	46.8%	50.2%	45.6%	46.6%
End-of-period backlog	$29,500	$27,000	$25,700	$24,900	$25,200
Book-to-bill ratio	1.02	0.92	0.93	0.95	1.04
Inventory turnover	3.35	3.36	3.07	3.03	2.61
Net revenues for the third quarter of 2019 decreased 4.9% from the second quarter of 2019 mainly due to decreased volume in all of the reporting segments. Net revenues decreased 10.7% from the third quarter of 2018 due to decreased volume in all of the reporting segments.

Net revenues in the Foil Technology Products reporting segment decreased 2.7% compared to the second quarter of 2019 and decreased 10.6% from the third quarter of 2018. The sequential decrease in revenues was attributable to Pacific Instruments products for end user customers in the avionics, military and space market in the Americas and strain gage products for test and measurement applications, primarily in Europe. We also saw a decrease in precision resistor foil products in all regions for test and measurement applications. Compared to the third quarter of 2018, the lower revenues are attributable to Pacific Instruments products in the Americas for end user customers in the avionics, military and space market and strain gage products for test and measurement applications, primarily in the Americas. This was partially offset by a revenue increase in the Advanced Sensors products primarily in the Americas.
Net revenues in the Force Sensors reporting segment decreased 0.8% from the second quarter of 2019 and decreased 7.9% from the third quarter of 2018. The sequential decrease in revenues was mainly attributable to OEM customers for precision weighing applications in the Americas and Asia, partially offset by an increase in revenues from OEM customers for medical and agriculture applications in the Americas. Compared to the third quarter of 2018, the decrease in revenues was mainly due to lower volume from OEM customers, primarily in the Americas.
Net revenues in the Weighing and Control Systems reporting segment decreased 11.3% from the second quarter of 2019 and decreased 13.2% from the third quarter of 2018. Sequentially, the lower net revenues are primarily attributable to a decrease in the process weighing products in Europe, and in on-board weighing products mainly in Europe and the Americas. Compared to the third quarter of 2018, the improved revenues are attributable to the steel product line in Europe, the on board weighing products in Europe and the Americas and the process weighing products in the Americas and Europe.
Overall gross profit margin in the third quarter of 2019 decreased 2.1% as compared to the second quarter of 2019 and decreased 2.2% from the third quarter of 2018.
Sequentially, the Foil Technology Products segment gross profit margin decreased primarily due to a decrease in volume. This was partially offset by increases in the gross profit margin for Force Sensors and Weighing and Controls Systems segments. The Force Sensors segment gross profit margin increased due to manufacturing efficiencies and a one-time charge recorded in the second quarter of 2019. The increase in gross profit margin in the Weighing and Control Systems segment was mainly due to manufacturing efficiencies partially offset by lower volume.
Compared to the third quarter of 2018, the Foil Technology Products reporting segment had a lower gross profit margin primarily due to a decrease in volume, the impact of negative exchange rates, and an increase in wages and manufacturing costs. The Force Sensors reporting segment had a higher gross profit margin primarily due to an increase in export grants in India, the impact of positive exchange rates and manufacturing efficiencies partially offset by a decrease in volume. The gross profit margin for the Weighing and Control Systems reporting segment was flat.
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
Acquisition Strategy
On November 1, 2019, VPG completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a specialized provider of dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes. DSI expands our position in the steel market, and offers opportunities for growth by leveraging our sales capabilities and market presence, and by expanding DSI’s product line.

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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended September 28, 2019, exchange rates decreased net revenues by $0.8 million, and increased costs of products sold and selling, general, and administrative expenses by $0.5 million, when compared to the comparable prior year period. For the nine fiscal months ended September 28, 2019, exchange rates decreased net revenues by $5.1 million, and costs of products sold and selling, general, and administrative expenses by $5.4 million when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of September 28, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Costs of products sold	61.7%	59.5%	59.3%	59.4%
Gross profit	38.3%	40.5%	40.7%	40.6%
Selling, general, and administrative expenses	28.3%	26.1%	27.7%	26.9%
Operating income	9.2%	14.1%	12.5%	13.5%
Income before taxes	9.5%	13.3%	11.8%	12.4%
Net earnings	6.7%	10.0%	8.6%	9.1%
Net earnings attributable to VPG stockholders	6.7%	10.0%	8.5%	9.1%

Effective tax rate	29.3%	24.7%	27.5%	27.1%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$67,421	$75,490	$214,816	$222,812
Change versus comparable prior year period	$(8,069)		$(7,996)
Percentage change versus prior year period	(10.7)%		(3.6)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(10.2)%	(2.1)%
Change in average selling prices	0.7%	0.8%
Foreign currency effects	(1.2)%	(2.3)%
Net change	(10.7)%	(3.6)%
During the fiscal quarter ended September 28, 2019, net revenues decreased 10.7%, as compared to the comparable prior year period mainly due to decreased volume in all of the reporting segments.
During the nine fiscal months ended September 28, 2019, net revenues decreased 3.6% as compared to the comparable prior year period, with volume improvements in the Weighing and Control Systems reporting segments being offset by decreased volume in the Foil Technology Products and Force Sensors reporting segments.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross profit margin	38.3%	40.5%	40.7%	40.6%
The gross profit margin for the fiscal quarter ended September 28, 2019 decreased 2.2% compared to the comparable prior year period. Improvements in the gross profit margin in the Force Sensors reporting segment were offset by decreased gross profit margin in the Foil Technology Products reporting segment. The Weighing and Control Systems reporting segment gross profit margin was flat.
The gross profit margin for nine fiscal months ended September 28, 2019 increased 0.1% primarily due to improved gross profit margins from the Force Sensors and Weighing and Control Systems reporting segments, partially offset by decreased gross profit margin in the Foil Technology Products reporting segment.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$32,119	$35,912	$102,167	$104,268
Change versus comparable prior year period	$(3,793)		$(2,101)
Percentage change versus prior year period	(10.6)%		(2.0)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(10.8)%	(1.4)%
Change in average selling prices	0.7%	0.7%
Foreign currency effects	(0.5)%	(1.3)%
Net change	(10.6)%	(2.0)%

Net revenues decreased 10.6% for the fiscal quarter ended September 28, 2019 as compared to the comparable prior year period. This was mainly attributable to lower revenues from Pacific Instruments products in the Americas for end user customers in the avionics, military and space market and strain gage products for test and measurement applications, primarily in the Americas. This was partially offset by a revenue increase in the Advanced Sensors products primarily in the Americas.
Net revenues decreased 2.0% for the nine fiscal months ended September 28, 2019 as compared to the comparable prior year period. Lower volume from Pacific Instruments products in the Americas, for end user customers in avionics, military and space market, and strain gage products in the force measurement market, primarily in Asia and the Americas were partially offset by higher volume from Advanced Sensors products in the test and measurement market, primarily in Asia. Unfavorable exchange rate impacts, mainly from the Euro also contributed to the net revenue decrease.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross profit margin	37.3%	43.9%	42.0%	44.2%
The gross profit margin decreased 6.6% for the fiscal quarter ended September 28, 2019, when compared to the comparable prior year period primarily due to a decrease in volume, the impact of negative exchange rates, and an increase in wages and manufacturing costs.
The gross profit margin decreased 2.2% for the nine fiscal months ended September 28, 2019 when compared to the comparable prior year period primarily due to a decrease in volume, the unfavorable exchange rate impacts, and higher manufacturing costs, including head count and wage increases.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$16,217	$17,602	$49,298	$56,188
Change versus comparable prior year period	$(1,385)		$(6,890)
Percentage change versus prior year period	(7.9)%		(12.3)%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(6.8)%	(11.4)%
Change in average selling prices	0.0%	1.0%
Foreign currency effects	(1.1)%	(1.9)%
Net change	(7.9)%	(12.3)%

Net revenues decreased 7.9% for the fiscal quarter ended September 28, 2019, as compared to the comparable prior year period. The decrease for the fiscal quarter ended September 28, 2019 was attributable to lower revenues from OEM customers, primarily in the Americas.
Net revenues decreased 12.3% for the nine fiscal months ended September 28, 2019 compared to the comparable prior year period from OEM customers in the force measurement market, primarily in the Americas and in the precision weighing market, primarily in Europe. Unfavorable exchange rate impacts, primarily from the Euro, also contributed to the decrease in net revenues.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross profit margin	30.4%	25.9%	29.2%	27.6%
The gross profit margin for the fiscal quarter ended September 28, 2019 increased 4.5% compared to the comparable prior year period primarily due to an increase in export grants in India, the impact of positive exchange rates and manufacturing efficiencies partially offset by a decrease in volume.
The gross profit margin for the nine fiscal months ended September 28, 2019 increased 1.6% compared to the comparable prior year period due to an increase in export grants in India, lower manufacturing costs, including lower headcount, and favorable exchange rate impacts partially offset by the decrease in volume.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$19,085	$21,976	$63,351	$62,356
Change versus comparable prior year period	$(2,891)		$995
Percentage change versus prior year period	(13.2)%		1.6%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(12.1)%	5.1%
Change in average selling prices	1.1%	0.9%
Foreign currency effects	(2.2)%	(4.4)%
Net change	(13.2)%	1.6%

Net revenues decreased 13.2% for the fiscal quarter ended September 28, 2019, as compared to the comparable prior year period. For the fiscal quarter ended September 28, 2019, the decline in net revenues is attributable to the steel product line in Europe, the on board weighing products in Europe and the Americas and the process weighing products in the Americas and Europe. Unfavorable exchange rate impacts with the Swedish krone, the Euro, and the Great Britain pound also contributed to the decrease in net revenues.
Net revenues increased 1.6% for the nine fiscal months ended September 28, 2019 as compared to the comparable prior year period. Higher revenues attributable to the steel product line in Europe were partially offset by lower revenues from the on board weighing products in Europe and the Americas. Unfavorable exchange rate impacts with the Canadian dollar, Swedish krone, the Euro, the Chinese renminbi, and the British pound also contributed to the decrease in net revenues.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross profit margin	46.6%	46.6%	47.5%	46.2%
The gross profit margin for the fiscal quarter ended September 28, 2019 was flat, compared to the comparable prior year period.
The gross profit margin for nine fiscal months ended September 28, 2019 increased 1.3%, compared to the comparable prior year period and was mainly due to the volume improvements in the steel product line.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total SG&A expenses	$19,057	$19,721	$59,401	$60,030

As a percentage of net revenues	28.3%	26.1%	27.7%	26.9%
SG&A expenses for the fiscal quarter ended September 28, 2019 decreased compared to the comparable prior year period. Higher personnel costs, including wage increases and higher headcount, were offset by bonus reserve adjustments.
SG&A expenses for the nine fiscal months ended September 28, 2019 decreased compared to the comparable prior year period. Higher personnel costs, including wage increases and higher headcount, were offset by bonus reserve adjustments and favorable exchange rate impacts.
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
The Company recorded $0.5 million and $0.2 million of restructuring costs during the fiscal quarter ended September 28, 2019 and September 29, 2018, respectively, and $0.5 million and $0.3 million for the nine fiscal months ended September 28, 2019 and September 29, 2018, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.

Other Income (Expense)
Interest expense for the fiscal quarter and nine fiscal months ended September 28, 2019 was lower compared with interest expense in the comparable prior year periods. This was mainly due lower interest rates and to lower incremental borrowings on our revolving credit facility in 2019 as compared to the prior year.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 28, 2019	September 29, 2018	Change
Foreign exchange (loss) gain	$(306)	$19	$(325)
Interest income	181	120	61
Pension expense	(157)	(263)	106
Other	829	(48)	877
	$547	$(172)	$719

	Nine fiscal months ended
	September 28, 2019	September 29, 2018	Change
Foreign exchange (loss) gain	$(1,360)	$(431)	$(929)
Interest income	519	354	165
Pension expense	(470)	(773)	303
Other	926	(243)	1,169
	$(385)	$(1,093)	$708
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended September 28, 2019, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel and the Euro. For the nine fiscal months ended September 28, 2019, change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Israeli shekel and Canadian dollar.
Included in Other for the fiscal quarter ended and nine fiscal months September 28, 2019 is a one-time $0.8 million gain on liquidation of one of the Company's subsidiaries.
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
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 28, 2019 was 29.3% compared to 24.7% for the fiscal quarter ended September 29, 2018. The effective tax rate for the nine fiscal months ended September 28, 2019 was 27.5% compared to 27.1% for the nine fiscal months ended September 29, 2018. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily due to changes in the mix of worldwide income. The tax rate in the current nine fiscal month period is higher than the prior year nine fiscal month period primarily due to discrete items.

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
In December 2015, we entered into a second amended and restated credit agreement. The terms of our credit agreement provide for the following facilities: (1) a secured revolving facility of $45.0 million (which includes an increase of $15.0 million that we exercised on October 23, 2019), the proceeds of which can be used for working capital and general corporate purposes, with a sublimit of $10.0 million for letters of credit; (2) a secured closing date term facility of $4.5 million for the Company; (3) a secured delayed draw term facility of $11.0 million for the Company; and (4) a secured term facility of $9.5 million for Vishay Precision Group Canada ULC ("VPG Canada"), our Canadian subsidiary. The credit agreement terminates on December 30, 2020. The term loans are being repaid in quarterly installments.
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
The obligations of VPG and the guarantors under our credit agreement are secured by substantially all the assets (excluding real estate) of VPG, and by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of our domestic subsidiaries and the assets (excluding real estate) of the guarantors. The VPG Canada term facility is secured by substantially all the assets of VPG Canada, and by a secured guarantee of VPG and our domestic subsidiaries. The credit agreement restricts us from paying cash dividends, and requires us to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. We were in compliance with these covenants at September 28, 2019. If we are not in compliance with any of these covenant restrictions, the credit agreement could be terminated by the lenders, and all amounts outstanding pursuant to the credit agreement could become immediately payable.
During the first quarter of 2018, a holder of the Company's exchangeable notes exercised its option to exchange the remaining $2.8 million principal amount of the notes for 123,808 shares of VPG common stock at a contractual put/call rate of $22.57 per share. Following this transaction, all exchangeable notes were canceled and VPG had no further obligations pursuant to such notes.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.2 million at September 28, 2019 and $0.3 million at December 31, 2018.
Due to our strong product portfolio and market position, our business has historically generated operating cash flow. For the nine fiscal months ended September 28, 2019, cash provided by operating activities was $24.6 million. Cash provided by operating activities for the nine fiscal months ended September 29, 2018 was $18.0 million.
Free cash generated during the nine fiscal months ended September 28, 2019, was $16.3 million. We refer to the amount of cash provided by operating activities ($24.6 million) in excess of our capital expenditures ($8.6 million) and net of proceeds from the sale of assets ($0.3 million) as “free cash.”
The following table summarizes the components of net cash (debt) at September 28, 2019 and December 31, 2018 (in thousands):

	September 28, 2019	December 31, 2018
Cash and cash equivalents	$101,299	$90,159

Third-party debt, including current and long-term:
Term loans	11,626	15,018
Revolving debt	12,000	12,000
Third-party debt held by Japanese subsidiary	185	279
Deferred financing costs	(139)	(222)
Total third-party debt	23,672	27,075
Net cash (debt)	$77,627	$63,084

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
Approximately 94% and 93% of our cash and cash equivalents balance at September 28, 2019 and December 31, 2018, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at September 28, 2019 and December 31, 2018:

	September 28, 2019	December 31, 2018
Israel	43%	35%
Asia	22%	28%
Europe	11%	13%
United States	6%	7%
United Kingdom	10%	12%
Canada	8%	5%
	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million. As of September 28, 2019, the remaining planned cash distribution amount is approximately $15.9 million with a remaining deferred tax liability of approximately $1.6 million. The Company will continue to evaluate its cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, and the planned dividend noted above, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of September 28, 2019, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $1.6 million noted above.
Our financial condition as of September 28, 2019 remains strong, with a current ratio (current assets to current liabilities) of 4.4 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2018.
Cash paid for property and equipment for the nine fiscal months ended September 28, 2019 was $8.6 million compared to $10.0 million in the comparable prior year period. Capital expenditures for the nine fiscal months ended September 28, 2019 are comprised of projects mainly related to the expansion of the business.
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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies (including DSI); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended September 28, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

2.1
Stock Purchase Agreement, dated November 1, 2019, by and among Vishay Precision Group, Inc., DSI Holdings DE Inc., the sellers identified therein, and HCI Equity Partners III, L.P., not individually but solely in its capacity as the representative of the Sellers (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 4, 2019 and incorporated herein by reference).

10.1
Amendment No. 2 to Seconded Amended & Restated Credit Agreement, dated October 23, 2019, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC and JPMorgan Chase Bank, National Association, as agent.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 28, 2019, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: November 5, 2019