Form 10-K
period 2019-12-31
Vishay Precision Group, Inc.
filed 2020-03-11
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
484-321-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.10 par value	VPG	New York Stock Exchange
(Title of class)	(Trading Symbol)	(Exchange on which registered)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($40.63 on June 29, 2019), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $515,849,000. There is no non-voting stock outstanding.
As of March 11, 2020, the registrant had 12,511,392 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2019

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
On July 6, 2010, Vishay Intertechnology spun off its precision measurement and foil technology businesses through a tax-free stock dividend of VPG stock to Vishay Intertechnology’s stockholders, and we became a publicly-traded company. In the decade prior to the spin-off, Vishay Intertechnology expanded our sensor and measurement business through acquisitions, extending our business from its initial focus on precision foil resistors and foil strain gages to include an array of sensor-based solutions. These solutions include transducers/load cells, which are force sensors combining strain gages and the metallic structures to which they are bonded; load cell modules that utilize electronic instrumentation and software for measuring the load cell output; and measurement instrumentation and complete systems for process control and on-board weighing.
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
On April 6, 2016, we completed the acquisition of Pacific Instruments, Inc. ("Pacific") based in Concord, California. Pacific designs and manufactures high-performance signal conditioning, data acquisition and control systems and has extensive experience integrating these systems. Pacific sells primarily to the aerospace, commercial aviation and defense markets in the United States. Pacific products expanded the offerings of our Foil Technology Products reporting segment, which already offered data acquisition systems, primarily in the field of strain measurement. As a result of our acquisition, we acquired a leased manufacturing, engineering, sales and administrative facility in Concord, California.
On November 1, 2019, we completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a provider of specialized dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes. DSI is an established, high margin business, with a strong brand and has the largest installed base of products of its type in the world, according to market estimates. DSI expands our position in the steel market and offers opportunities for growth by leveraging our sales capabilities and market presence, and by expanding DSI’s product line to address new opportunities. DSI will report into the Company's Weighing and Control Systems segment.
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

Foil Technology Products	Force Sensors	Weighing and Control Systems
VPG Foil Resistors	VPG Transducers	BLH Nobel
- Alpha Electronics	- Celtron	KELK
- Powertron	- Revere	VPG Onboard Weighing
- Vishay Foil Resistors	- Sensortronics	Gleeble (DSI)
Micro-Measurements	- Tedea-Huntleigh
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2018 we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our force sensor products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint. In 2017, we closed two leased facilities in the United States and moved to more cost effective locations.
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
Growth from Acquisitions
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continued this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Our most recent acquisition, of DSI, expands our position in the steel market. Along with our success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Weighing and Control Systems
The Weighing and Control Systems segment designs and manufactures complete systems comprised of load cells and instrumentation for weighing and force control/measurement for a variety of uses, including on-board weighing and overload monitor systems. Typical applications for our weighing and control systems products are: process weighing of chemicals, food and pharmaceuticals; aircraft and truck weighing and overload protections; weight, force and process optimization in steel and paper mills; and force measurement for offshore oil and gas exploration.
Other major components that comprise our systems are: load cells, electronic displays; optical gages; signal processors; MEMS sensors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of force, weight, pressure, torque, tilt, motion, and acceleration. FAEs are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors and sales agents are also used, as appropriate, to market, sell, and support certain products in this segment.
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
Our product portfolio includes:

•
Foil resistors – Foil resistors are the most precise and stable type of resistors currently available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. Our current sense resistors were developed with a low absolute TCR and Kelvin connections to meet the demand of stable resistive products

Our foil resistors are used in applications requiring a high degree of precision and stability, such as in the following market segments: Avionics/Military/Aerospace applications, Precision Weighing, Medical applications, Test & Measurements/ Semiconductors, Oil & Gas and Process Control. We sell our foil resistors under the Vishay Foil Resistors, Alpha Electronics, and Powertron brands, including under our well-known Bulk Metal® trademark. The ultra-precision technology also provides extremely low temperature coefficient resistance and exceptional long term stability through temperature extremes. To complement our extensive portfolio of high-performance foil resistors, we also offer decade boxes, standard resistors, exceptional precision thin film and power resistors including special construction configurations to meet the requirements of high temperature applications. We have a road map of new technology products to meet the required needs of our customers.

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

•
Transducers, load cells, and modules – A transducer is mounted on a structure that is subjected to weight or other forces, such as the platform of an industrial scale. The term “load cell” is primarily used to describe transducers used in weighing applications. Strain-gage based transducers consist of one or more strain gages bonded to a metallic support. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example, weight or tension. We produce both analog and digital transducers. Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications. We sell our load cells and modules under the overall VPG Transducers name as we continue to transition from the previously used Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.

•
Data acquisition systems – Data acquisition systems, which include instruments to measure, process, digitize, display, and record the output of our strain gages, transducers, and other sensor or sensor-based systems as well as deliver information to control systems. Our acquisition of Pacific significantly expanded our previous instruments offerings.

•
Weighing and control systems – Weighing and control systems are integrated systems for the detection and measurement of weight and other types of force, primarily for use in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing. Our mechanical and thermal simulators are used for testing and developing various types of metals. With our acquisition of Stress-Tek, we enhanced and broadened our on-board weighing offerings with products that are recognized for high quality in their markets. With our acquisition of KELK, we added certain optical gages for control systems and enhanced our other product offerings for process control in the steel mill industry. With the acquisition of DSI, we broadened our offerings to the steel mill industry and to materials testing labs. We sell our systems under a variety of brand names including BLH Nobel, KELK, Gleeble, and VPG Onboard Weighing.

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
Our foil resistors and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Examples of competition in our Foil Technology Products segment includes TT Electronics, Susumu, Isabellenhute, Caddock and Flat Dashi for foil resistors, and HBK, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for foil strain gages. Competitors in our Force Sensors segment include HBK, Zemic, Utilcell, and Flintec. Competitors in our Weighing and Control Systems segment include Hardy Instruments and Mettler-Toledo for process weighing; ABB, Siemens, Haehne, Dalian, IMS and Fuji for steel mill systems; and Air-Weigh, Vehicle Weighing Systems, MOBA, and AMCS for onboard weighing.
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
Employees
As of December 31, 2019, we employed approximately 2,400 total employees, substantially all of which were full-time employees. Approximately 85% of the employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United

States are members of trade unions. Our relationship with our employees is generally good. However, no assurance can be given that labor unrest or strikes will not occur.
Executive Officers
The following table sets forth certain information regarding our executive officers as of March 11, 2020:

Name	Age	Positions
Ziv Shoshani	53	Chief Executive Officer, President, and Director
William M. Clancy	57	Executive Vice President and Chief Financial Officer
Amir Tal	50	Senior Vice President and Chief Accounting Officer
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
Amir Tal is our Senior Vice President and Chief Accounting Officer. Mr. Tal was appointed by the board of directors to such position effective February 5, 2020. He served as the Company’s Senior Vice President, Finance from March 2017 until February 2020. From July 2010 to February 2017, Mr. Tal served as the Company’s Vice President Operational Controller and Regional Controller Israel. Mr. Tal holds a bachelor’s degree in economics and business administration from the University of Haifa and an MBA from Bar Ilan University.
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
We face various degrees and types of competition throughout the world in our different businesses. In some cases our products compete directly with those of third party competitors. In other cases, competition in one segment, such as in our Weighing and Control Systems segment, may affect not only the sales of our systems within that segment, but also sales of products that we incorporate in those systems from other segments, such as load cells and strain gages.
We are a leading supplier of foil resistors and foil strain gages. Foil resistors and foil strain gages are also produced by competitors, principally located in China. We believe that our foil technology products provide superior performance relative to our competitors, but that could change if our competitors succeed in developing and introducing innovative competitive offerings. Also, our foil strain gages compete with other types of strain gages, such as semiconductor strain gages, which we do not manufacture. We believe that other types of strain gages are not as reliable or stable as our foil strain gages, but that could change as the technology for these other products continues to evolve. If our competitors are able to improve the quality, performance, or pricing of their products relative to our offerings, our results of operations could be adversely affected.
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
Such transactions, including our recent acquisition of DSI, involve a number of risks, including the following:

•	we may incur substantial costs, including advisory fees and diversion of management attention, in evaluating a potential transaction;

•	we may be unable to achieve the anticipated benefits from the transaction;

•	we may have difficulty integrating the operations, personnel and culture of an acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	we may have difficulty enforcing restrictive covenants against the seller of the acquired business or former employees or other personnel of the acquired business;

•	we may have difficulty incorporating acquired technologies or products into our existing solutions;

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues, and the complexity of managing geographically and culturally diverse locations; and

•	we may lose customers of those companies, or may lose our customers due to the change in control or for other reasons.
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
Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers, particularly for our foil technology products, often cancel orders when business is weak and inventories are excessive, a situation that we have previously experienced during periods of economic slowdown. Therefore, we cannot be certain that the amount of our backlog accurately forecasts the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.
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
Our results of operations may be materially and adversely affected if we have difficulty obtaining certain raw materials, if the quality of available raw materials deteriorates, if there are significant price changes for these raw materials, or if compliance with the laws and regulations described below proves costly and time-consuming. For periods in which the prices of these raw materials are rising, we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. For periods in which the prices are declining, we may be required to write down our inventory carrying cost of these raw materials, since we record our inventory at the lower of cost or market. Depending on the extent of the difference between market price and our carrying cost, this write-down could have a material adverse effect on our net earnings. We also may need to record losses for adverse purchase commitments for these materials in periods of declining prices.
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

Interruptions in our information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant system or network disruption, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues or energy blackouts could have a material adverse impact on our operations and results of operations. Such network disruption could result in a loss of the confidentiality of our intellectual property or the release of sensitive competitive information or customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by the disruptions or security breaches. We have implemented protective measures to prevent against and limit the effects of system or network disruptions, but there can be no assurance that such measures will be sufficient to prevent or limit the damage from any future disruptions and any such disruption could have a material adverse impact on our business and results of operations.

Third-party service providers, such as subcontractors, distributors and vendors have access to certain portions of our sensitive data. In the event that these service providers do not properly safeguard our data that they hold, security breaches and loss of our data could result. Any such loss of data by our third-party service providers could have a material adverse impact on our business and results of operations.
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
We have manufacturing and other facilities in countries around the world. Unexpected events, including fires or explosions at facilities; natural disasters, such as flooding, hurricanes, and earthquakes; war or terrorist activities; civil unrest; unplanned outages; supply or labor disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. If adverse conditions were to arise with respect to any of our facilities as a result of a natural disaster or other unexpected event, they may result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities, the temporary disruptions of information systems, and/or an adverse effect on our results of operations.
A significant portion of our cash and cash equivalents and short-term investments balances were held by our non-U.S. subsidiaries.
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2019, $80.5 million of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States.

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
On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant market volatility around the world, as well as political, economic and legal uncertainty. In addition, the Brexit vote triggered a devaluing of the pound sterling relative to the euro and the U.S. dollar, and in Europe we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. This exposure to movements in foreign currency exchange rates relative to some of these U.S. dollar denominated balances may result in an adverse impact on our results of operations.

The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and established. Withdrawal from the European Union is controversial in the United Kingdom notwithstanding the 2016 vote.In January 2020, the United Kingdom and the European Union approved of an agreement between the United Kingdom and the European Union, and the United Kingdom officially departed from the European Union. On February 1, 2020, the United Kingdom entered into a transition and implementation period, during which all European Union laws regulations, court decisions, trading agreements and other obligations continue to apply to the United Kingdom. During this period, which is set to expire on December 31, 2020, the United Kingdom and the European Union will negotiate additional terms. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit, will affect economic conditions in the United Kingdom, the European Union, or globally. Because we have sales throughout the European Union and offices in England and throughout the European Union, it is possible that Brexit may require us to restructure our European operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union.
Significant developments from the recent and potential changes in tariffs, trade regulation or other restrictions may adversely impact our business, financial condition and results of operations.
We have manufacturing operations in China, Europe, Canada, Israel and the United States, as well as in other countries. Significant tariffs or other restrictions which are placed on Chinese, European, Canadian or Israeli imports to the United States, or any related counter-measures which are taken by the countries involved, may materially harm our revenues and results of operations. Examples of recent actions are Section 232 tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018, and Section 301 tariffs on certain products that originate in China announced by the United States Trade Representative that first started in June 2018 and now are in four separate lists with varying tariff increases.
Despite recent progress on the first-phase of an agreement with China, the current U.S. administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. We are implementing operational changes that we intend to mitigate these recent tariff increase actions.
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
We are subject to the risks of political, economic, health, and military instability in countries outside the United States in which we operate.
Some of our products are produced in Israel, India, China, and other countries which are particularly subject to risks of political, economic, health (including the COVID-19 "coronavirus")and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest or unavailability. These conditions could have an adverse impact on our ability to manufacture, ship and operate in these regions and, depending on the extent and severity of these conditions, could result in a reduction in customer orders and sales to certain regions and end-markets and materially and adversely affect our overall financial condition and operating results.
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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations and/or business.

Our business could be adversely impacted by the effects of the COVID-19 “coronavirus” outbreak originating in China, or by other health epidemics or pandemics.  We currently rely on our Chinese facility to manufacture load cells. Accordingly, there is a risk that supplies of our product and services may be significantly delayed by or may become unavailable as a result of COVID-19 or other health epidemic. Although currently there has been no material impact on our operations and we have mitigation plans in place, there can be no assurance that operations would not be negatively impacted in the future.  Such impacts might include disruptions in our ability to manufacture products and disruptions in the operations of our business, resulting in negative impacts on our financial condition and results of operations.

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
As of December 31, 2019, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
A change in the mix of the currencies in which we transact our business could have a material effect on results of operations. Furthermore, the timing of cash receipts and disbursements could have a material effect on our results of operations, particularly if there are significant changes in exchange rates in a short period of time.
Our global operations are subject to extensive anti-corruption laws and other regulations.
The U.S. Foreign Corrupt Practices and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations under other regulations relating to limitations on or licenses required for sales made to customers located in certain countries. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in a material adverse effect on our reputation, business and results of operations or financial condition.
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

We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval/or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.9% of our Class B convertible common stock, representing 34.6% of the total voting power of our capital stock as of December 31, 2019.

Your percentage ownership of our common stock may be diluted in the future.
Your percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers, and employees. The Vishay Precision Group, Inc. 2010 Stock Incentive Program provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers, and other employees, advisors and consultants.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 19 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Wendell, North Carolina USA	Foil Technology Products	147,000
Chennai, India (a)	Force Sensors	129,000
Holon, Israel	Foil Technology Products	97,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Kent, Washington	Weighing and Control Systems	47,000
Akita, Japan (b)	Foil Technology Products	46,000
Poestenkill, New York	Weighing and Control Systems	32,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000

Third-Party Leased Locations
Toronto, Canada	Weighing and Control Systems	65,000
Tianjin, People’s Republic of China	Force Sensors	34,000
Karmiel, Israel	Force Sensors	26,000
Omer, Israel	Foil Technology Products	24,000
Holon, Israel	Foil Technology Products	18,000
Concord, California USA	Foil Technology Products	16,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Teltow, Germany	Foil Technology Products	11,000
Degerfors, Sweden	Weighing and Control Systems	10,000
Malvern, Pennsylvania USA	Corporate	8,000

(a)	The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).

(b)	A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 733 at March 11, 2020.
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 11, 2020 we had outstanding 1,022,887 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.0% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.9% of our Class B convertible common stock, representing 34.6% of the total voting power of our capital stock as of December 31, 2019.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2014, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Vishay Precision Group, Inc.	Cumulative $	100.00	65.97	110.14	146.56	176.17	198.14
Russell 2000 Index	Cumulative $	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group *	Cumulative $	100.00	97.08	103.21	140.08	125.61	166.88

*The management selected peer group includes: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.

Item 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The statements of operations data for each of the five years ended December 31, 2019 and the balance sheet data as of December 31, 2019, 2018, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements.
The data should be read in conjunction with our historical financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

(in thousands, except per share amounts)	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Net revenues	$283,958	$299,794	$254,350	$224,929	$232,178
Costs of products sold	172,341	178,527	156,067	142,120	147,949
Gross profit	111,617	121,267	98,283	82,809	84,229

Selling, general, and administrative expenses	79,622	80,935	73,751	68,382	71,282
Acquisition costs	443	—	—	494	185
Impairment of goodwill and indefinite-lived intangibles	—	2,820	—	—	4,942
Executive severance costs	611	—	—	—	—
Restructuring costs	2,293	289	2,044	2,666	4,461
Operating income	28,648	37,223	22,488	11,267	3,359

Other income (expense):
Interest expense	(1,507)	(1,738)	(1,842)	(1,486)	(771)
Other	(701)	(1,496)	(83)	(174)	(2,082)
Other expenses - net	(2,208)	(3,234)	(1,925)	(1,660)	(2,853)

Income before taxes	26,440	33,989	20,563	9,607	506

Income tax expense	4,145	10,344	6,169	3,199	13,500

Net earnings (loss)	22,295	23,645	14,394	6,408	(12,994)
Less: net earnings (loss) attributable to noncontrolling interests	107	(1)	49	4	14
Net earnings (loss) attributable to VPG stockholders	$22,188	$23,646	$14,345	$6,404	$(13,008)

Earnings (loss) per share data:
Basic	$1.64	$1.76	$1.08	$0.49	$(0.96)
Diluted	$1.63	$1.75	$1.07	$0.48	$(0.96)

Weighted average shares outstanding - basic	13,515	13,439	13,262	13,187	13,485
Weighted average shares outstanding - diluted	13,597	13,535	13,471	13,419	13,485

Balance Sheet Data:
Cash and cash equivalents	$86,910	$90,159	$74,292	$58,452	$62,641
Total assets	370,413	326,383	306,551	270,510	263,747
Long-term debt, less current portion	17	22,421	28,477	33,529	31,037
Working capital	123,650	160,088	139,400	118,952	121,065
Total VPG stockholders' equity	241,360	218,415	193,156	171,383	172,256

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
Net revenues for the year ended December 31, 2019 were $284.0 million compared to net revenues of $299.8 million for the year ended December 31, 2018. Net earnings attributable to VPG stockholders for the year ended December 31, 2019 were $22.2 million, or $1.63 per diluted share, compared to $23.6 million, or $1.75 per diluted share, for the year ended December 31, 2018.
The results of operations for the years ended December 31, 2019 and 2018 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating performance for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Fiscal Year Ended December 31,	2019	2018	2019	2018	2019	2018	2019	2018
As reported - GAAP	111,617	121,267	28,648	37,223	$22,188	$23,646	$1.63	$1.75
As reported - GAAP Margins	39.3%	40.5%	10.1%	12.4%
Acquisition purchase accounting adjustments (a)	1,254	—	1,254	—	1,254	—	0.09	—
Acquisition costs (b)			443	—	443	—	0.03	—
Executive Severance costs (c)			611	—	611	—	0.04	—
Impairment of goodwill and indefinite-lived intangibles			—	2,820	—	2,820	—	0.21
Restructuring costs			2,293	289	2,293	289	0.17	0.02
UK pension settlement (d)					—	673	—	0.05
Less: Tax effect of reconciling items and discrete tax items (e)					3,743	(333)	0.27	(0.02)
As Adjusted - Non GAAP	$112,871	$121,267	$33,249	$40,332	$23,046	$27,761	$1.69	$2.05
As Adjusted - Non GAAP Margins	39.7%	40.5%	11.7%	13.5%

(a)	Acquisition purchase accounting adjustments in 2019 include fair market value adjustments associated with inventory recorded as a component of costs of products sold.

(b)	Acquisition costs associated with the acquisition of DSI in 2019.

(c)	Severance costs associated with the resignation of an executive officer of the Company in 2019.

(d)	In 2018, the Company incurred one-time settlement costs in connection with the de-risking of the pension plan in our UK location (see Note 9 to our consolidated financial statements).

(e)	Included in the discrete items for 2019 is a $3.4 million tax benefit primarily related to the acquisition of DSI.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2018 and through the fourth quarter of 2019 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2018	2019	2019	2019	2019
Net revenues	$76,982	$76,525	$70,870	$67,421	$69,142

Gross profit margin	40.0%	43.2%	40.4%	38.3%	35.0%

End-of-period backlog	$93,400	$87,100	$83,400	$79,300	$90,900

Book-to-bill ratio	0.93	0.92	0.94	0.96	1.15

Inventory turnover	2.89	2.77	2.66	2.60	2.72

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2018	2019	2019	2019	2019
Foil Technology Products
Net revenues	$36,741	$37,049	$32,999	$32,119	$29,636
Gross profit margin	42.0%	44.7%	43.6%	37.3%	34.9%
End-of-period backlog	$48,700	$44,000	$42,100	$38,900	$44,600
Book-to-bill ratio	0.88	0.88	0.93	0.91	1.18
Inventory turnover	3.07	2.97	2.65	2.79	2.66
Force Sensors
Net revenues	$16,998	$16,732	$16,349	$16,217	$15,059
Gross profit margin	26.6%	30.2%	26.9%	30.4%	24.2%
End-of-period backlog	$17,700	$17,400	$16,400	$15,200	$17,100
Book-to-bill ratio	1.05	0.98	0.95	0.94	1.11
Inventory turnover	2.34	2.29	2.39	2.30	2.43
Weighing and Control Systems
Net revenues	$23,243	$22,744	$21,522	$19,085	$24,447
Gross profit margin	46.8%	50.2%	45.6%	46.6%	41.6%
End-of-period backlog	$27,000	$25,700	$24,900	$25,200	$29,200
Book-to-bill ratio	0.92	0.93	0.95	1.04	1.15
Inventory turnover	3.36	3.07	3.03	2.61	3.10
Net revenues for the fourth quarter of 2019 increased 2.6% from the net revenues of $67.4 million reported in the third quarter of 2019, and decreased 10.2% from $77.0 million for the comparable prior year period.
Net revenues in the Foil Technology Products segment of $29.6 million in the fourth quarter of 2019 decreased 7.7% from $32.1 million in the third quarter of 2019, and decreased 19.3% from $36.7 million in the fourth quarter of 2018. The sequential decline in revenue was attributable to precision resistor products in the test and measurement market. Compared to the fourth quarter of 2018, the decline in revenues was primarily attributable to precision resistor products in all regions for distribution, OEM and EMS customers, primarily in the test and measurement and avionics, military and space markets.
Net revenues in the Force Sensors segment of $15.1 million in the fourth quarter of 2019 decreased 7.1% compared to revenues of $16.2 million in the third quarter of 2019 due to lower volume attributable to OEM customers in the precision weighing and force measurement markets in the Americas and Europe. Net revenues in the fourth quarter of 2019 decreased 11.4% compared to $17.0 million in the fourth quarter of 2018 mainly due to lower volume attributable to distribution customers in the precision weighing market across all regions.

Net revenues in the Weighing and Control Systems segment of $24.4 million in the fourth quarter of 2019 increased 28.1% from $19.1 million in the third quarter of 2019 and increased 5.2% from $23.2 million in the fourth quarter of 2018. The sequential increase in revenues was primarily attributable to the addition of DSI, with an increase in our European process weighing product line along with an increase in the steel product line. Compared to the fourth quarter of 2018, the increase in net revenues was primarily attributable to the addition of DSI in November 2019, which offset lower sales of steel, process weighing, and U.S.-based onboard weighing products.
The gross profit margin for the fourth quarter of 2019 decreased 3.3% compared to the third quarter of 2019, and decreased 5% from the fourth quarter of 2018.
Sequentially, gross profit margins declined in all reporting segments. In the Foil Technology Products segment, the decline in gross profit margin was primarily due to lower volume, product mix, and one-time inventory reductions. In the Force Sensors segment, the decline in gross profit margin was due to lower volume and a reduction in inventory. In the Weighing and Control System segment, gross profit margin decreased due to recording $1.3 million of purchase accounting adjustments related to the DSI acquisition. Excluding the purchase accounting adjustments of $1.3 million related to the DSI acquisition, the gross profit margin would have been 46.8%, and increase of 0.2%, reflecting the higher volume attributable to the DSI acquisition.
Compared to the fourth quarter of 2018, gross profit margins declined in all reporting segments. In the Foil Technology Products segment, the decline in gross profit margin was primarily due to lower volume and the negative impact of foreign exchange rates. In the Force Sensors segment the lower gross profit margin was primarily due to lower volume and one-time inventory reductions, which was partially offset by higher export grants. In the Weighing and Control Systems segment, gross profit margin decreased due to recording $1.3 million of purchase accounting adjustments related to the DSI acquisition. Excluding the purchase accounting adjustments of $1.3 million related to the DSI acquisition the gross profit margin would have been 46.8% which is the same as the prior year period.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2018 we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our force sensor products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint. In 2017, we closed two leased facilities in the United States and moved to more cost effective locations.

Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continued this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Our most recent acquisition, of DSI, expands our position in the steel market. Along with our success in MEMS technology for on-board weighing, we expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $12.1 million, $11.8 million, and $11.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The Company recorded restructuring costs of $2.3 million, $0.3 million, and $2.0 million during the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China. In 2018 and 2017, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2019, exchange rate impacts decreased net revenues by $5.7 million, decreased costs of products sold and selling, general, and administrative expenses by $5.2 million, and decreased net earnings by $1.3 million or $0.10 per diluted share, when compared to the prior year. Refer to Item 7. “Overview” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 and the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates by management.
Revenue Recognition
The Company derives substantially all of its revenue from product sales. The Company recognizes the vast majority of its sales at a point-in-time. It utilizes the core principle of recognizing revenue when the Company satisfies performance obligations as evidenced by the transfer of control of its products to the customer.
Such revenues are derived from purchase orders and/or contracts with customers. Each contract has the promise to transfer the control of the products, each of which is individually distinct and is considered the identified performance obligation. As part of the decision to enter into each contract, the Company evaluates the customer’s credit risk, but its contracts do not have any significant financing components, as payment is generally due net 30 to 60 days after delivery. In accordance with contract terms, revenue from the Company’s product sales is recognized at the time of product shipment from its facilities or delivery to the customer location, as determined by the agreed upon shipping terms.
Under the terms of some of its contracts, the Company may be required to perform certain installation services. These installation services are performed at the time of product delivery or at some point thereafter. The installation services do not significantly modify the product provided, and although the Company may be required contractually to provide these services, the installation services could be performed by a third party or the customer. Thus, these installation services are a distinct performance obligation. In most of the applicable contracts, this installation service element is immaterial in the context of the agreement. When the installation services are accounted for as a separate performance obligation, the Company allocates the transaction price to this element based on its relative standalone selling price.

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
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if we conclude otherwise, then we are required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. We estimate the fair value of our steel and on-board weighing reporting units using the income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. We estimate the fair value of our instrumentation reporting unit using the income approach. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.
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

In 2019, we did not recognize an impairment for the instrumentation reporting unit, as the fair value exceeded its carrying value by approximately 12%. The instrumentation reporting unit is particularly sensitive to the revenue projections used in the income approach valuation to determine the fair value and its related impact on gross margin.
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
Our defined benefit plans are concentrated in the United States and the United Kingdom. Plans in these countries comprise approximately 79% of our retirement obligations at December 31, 2019. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As a result of the Tax Cut and Jobs Act, in 2017 the Company had recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned distribution of approximately $25.5 million of previously unremitted earnings. As of December 31, 2019, the planned distribution amount is approximately $14.1 million with a remaining deferred tax liability of approximately $1.5 million. In addition, we estimate that additional withholding taxes of approximately $17.5 million would be payable upon the distribution of the balance of our previously unremitted earnings at December 31, 2019. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
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

Results of Operations – Years Ended December 31, 2019, and 2018
Refer to Item 7. “Results of Operations - Years Ended December 31, 2018, 2017, and 2016” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 to the year ended December 31, 2017.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2019	2018
Costs of products sold	60.7%	59.5%
Gross profit	39.3%	40.5%
Selling, general, and administrative expenses	28.0%	27.0%
Operating income	10.1%	12.4%
Income before taxes	9.3%	11.3%
Net earnings	7.9%	7.9%
Net earnings attributable to VPG stockholders	7.8%	7.9%

Effective tax rate	15.7%	30.4%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018
Net revenues	$283,958	$299,794
Change versus prior year	$(15,836)
Percentage change versus prior year	(5.3)%
Changes in net revenues were attributable to the following:

2019 vs. 2018
Change attributable to:
Change in volume	(5.6)%
Change in average selling prices	0.9%
Foreign currency effects	(2.0)%
Acquisitions	1.4%
Net change	(5.3)%

During the year ended December 31, 2019, net revenues decreased 5.3% over the prior year. The decrease in net revenues is attributable to volume decreases in the precision resistors products in all regions for distribution, OEM and Electronic Manufacturing Services ("EMS") customers, primarily in the test and measurement, and avionics, military and space market sectors in the Foil Technology Products segment, and to the distribution customers in the precision weighing markets across all regions in the Force Sensors segment. This was partially offset by an increase in revenues for the Weighing and Control System segment, which was primarily attributable to the addition of DSI and an increase in volume for the steel product line, offset by lower volumes for process weighing market and the US on board weighing product lines.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2019	2018
Gross profit margin	39.3%	40.5%

The gross profit margin for the year ended December 31, 2019 decreased 1.2% over the prior year. The reduction in gross profit margin was primarily due to lower volume in the Foil Technology Products and Force Sensors reporting segments, partially offset by an increase in volume in the Weighing and Controls System segment. The gross profit margin was also impacted by $1.3 million relating to the purchase accounting adjustment for the DSI acquisition. Excluding the $1.3 million purchase accounting adjustment, the gross profit margin would have been 39.7%. The gross profit margin was also negatively impacted by $1.8 million related to foreign currency exchange rates.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018
Net revenues	$131,803	$141,009
Change versus prior year	$(9,206)
Percentage change versus prior year	(6.5)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

2019 vs. 2018
Change attributable to:
Change in volume	(6.2)%
Change in average selling prices	0.8%
Foreign currency effects	(1.1)%
Net change	(6.5)%

For the year ended December 31, 2019, net revenues decreased 6.5% as compared to the prior year. The decrease in net revenues is attributable to volume decreases in the precision resistors products in all regions for distribution, OEM and EMS customers, primarily in the test and measurement, and avionics, military and space market sectors in the Foil Technology Products segment. Negative exchange rate impacts, mainly from the Euro, also impacted net revenues for the year ended December 31, 2019 as compared to the comparable prior year period.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2019	2018
Gross profit margin	40.4%	43.7%

For the year ended December 31, 2019, the gross profit margin decreased 3.3% as compared to the prior year primarily due to lower volume and negative exchange rate impacts relating to the Euro.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018
Net revenues	$64,357	$73,186
Change versus prior year	$(8,829)
Percentage change versus prior year	(12.1)%
Changes in Force Sensors segment net revenues were attributable to the following:

2019 vs. 2018
Change attributable to:
Change in volume	(11.3)%
Change in average selling prices	1.0%
Foreign currency effects	(1.8)%
Net change	(12.1)%
For the year ended December 31, 2019, net revenues decreased 12.1% from the prior year mainly due to lower volume to the distribution customers in the precision weighing markets across all regions. Negative exchange rate impacts from the Euro, British pound, India rupee and the China Renminbi lowered net revenues.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2019	2018
Gross profit margin	28.0%	27.3%
For the year ended December 31, 2019, the gross profit margin increased 0.7% when compared to the prior year. Lower net revenues were more than offset by labor and manufacturing efficiencies, increase in export grants and a favorable exchange rate impact with the India rupee.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018
Net revenues	$87,798	$85,599
Change versus prior year	$2,199
Percentage change versus prior year	2.6%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

2019 vs. 2018
Change attributable to:
Change in volume	0.5%
Change in average selling prices	0.9%
Foreign currency effects	(3.5)%
Acquisitions	4.7%
Net change	2.6%

For the year ended December 31, 2019, net revenues increased 2.6% when compared to the prior year which was primarily attributable to the addition of DSI and an increase in volume for the steel product line, offset by lower volumes for process weighing market and the US on board weighing product lines. This was partially offset by unfavorable exchange rate impacts with the Euro, British pound, Swedish Krona and the Canadian Dollar compared to the prior year.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2019	2018
Gross profit margin	45.9%	46.4%

For the year ended December 31, 2019, the gross profit margin decreased 0.5% from the prior year mainly due to the recording of $1.3 million of purchase accounting adjustments related to the DSI acquisition. Excluding the $1.3 million purchase accounting adjustment, the gross profit margin would have been 47.3% as compared to 46.4% in the prior year.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2019	2018
Total SG&A expenses	$79,622	$80,935
as a percentage of net revenues	28.0%	27.0%
SG&A expenses for the year ended December 31, 2019 decreased $1.3 million versus the prior year mainly due to a reduction in bonus accruals and $1.4 million related to favorable exchange rate impacts partially offset by higher personnel costs, including wage increases, and headcount, and SG&A expenses related to the acquisition of DSI, which was completed in November of 2019.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the year ended December 31, 2019, there were no impairment charges recorded, as a result of our annual impairment test. For the year ended December 31, 2018, as a result of our required annual impairment test performed on goodwill and indefinite-lived intangible assets, we recorded a $2.5 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and a $0.3 million net of tax, non-cash impairment charge which reduced the carrying value of indefinite-lived intangible assets. See our critical accounting policies and Note 4 for further discussion.
Executive Severance Costs
During 2019, the Company recorded $0.6 million of severance costs associated with the resignation of an executive officer of the Company. The severance costs consisted of payments and other benefits as specified in the executive officers resignation agreement.
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
The Company recorded restructuring costs of $2.3 million and $0.3 million during the years ended December 31, 2019 and 2018, respectively. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China. In 2018, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.

Acquisition Costs
For the year ended December 31, 2019, we recorded acquisition costs in our consolidated statements of operations of $0.4 million in connection with the acquisitions of DSI. There were no acquisition costs recorded in our consolidated statements of operations for the years ended December 31, 2018 and December 31, 2017.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $1.5 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. Interest expense was lower in 2019 compared to 2018, with lower debt balances and lower interim borrowings, prior to the acquisition of DSI in November of 2019.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2019	2018	Change
Foreign exchange gain/(loss)	$(1,638)	$(279)	$(1,359)
Interest income	622	506	116
Pension expense	(643)	(1,682)	1,039
Other	958	(41)	999
	$(701)	$(1,496)	$795

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains/(losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Euro, India Rupee and the Canadian dollar.
Included in the pension expense for 2018 is $0.7 million associated with the de-risking of the pension plan in our UK location.
Included within Other, for the year ended December 31, 2019, is net proceeds of $0.8 million related to a liquidation of a foreign subsidiary.
Income Taxes
Our effective tax rate for the year ended December 31, 2019 was 15.7%, compared to 30.4% for the year ended December 31, 2018. Our effective tax rate was lower in 2019 compared to 2018 primarily due to foreign exchange, a net reduction in valuation allowance on deferred tax assets as a result of our acquisition of Dynamic Systems, Inc., and changes in the geographical mix of income.
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

We reassessed our ability to realize our U.S. deferred tax assets during 2019 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:
2019

•	4.4% decrease related to foreign currency primarily attributable to our operations in Israel and India.

•	2.4% decrease related to a reduction in valuation allowance. This reduction was primarily a result of the acquisition of Dynamic Systems, Inc.

•	1.4% decrease related to stock compensation.

•	2.5% increase related to changes in reserves for uncertain tax positions.

•	3.7% increase related to the loss of the benefit of current year U.S. net operating loss as a result of the 2017 Tax Act and the effects of GILTI.
2018

•	2.4% increase as a result of the enactment of the 2017 Tax Act in the U.S., as described above.

•	1.8% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates.

•	1.5% increase related to increase in valuation allowance primarily related to our US entities.

•	1.5% increase related to impairment of goodwill.

•	0.9% increase related to foreign currency primarily attributable to our operations in Israel and India.

Additional information about income taxes is included in Note 6 to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
Refer to Item 7. “Financial Condition, Liquidity, and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 to the year ended December 31, 2017.
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
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2019 and December 31, 2018, were 3.97% and 4.82%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 3.97% and 4.82%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2019. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
On October 23, 2019, the Company exercised all of the $15.0 million accordion feature (the “Accordion”) of the 2015 Revolving Facility. The exercise of the Accordion increases the aggregate principal amount available under the 2015 Revolving Facility to $45.0 million.
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
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $0.1 million at December 31, 2019 and $0.3 million at December 31, 2018. The debt is payable monthly over the next 2 years at a zero percent interest rate.
See Note 7 to our consolidated financial statements for additional details.
Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2019 was $30.9 million as compared to $35.4 million for the year ended December 31, 2018. Cash provided by operating activities for the year ended December 31, 2019 was lower than the cash provided by operating activities for the year ended December 31, 2018 due to a decrease in net earnings. Our net cash used in investing activities for the year ended December 31, 2019 was $51.1 million as compared to $14.4 million for the year ended December 31, 2018. This increase was primarily due to the purchase of DSI. Our net cash provided by financing activities for the year ended December 31, 2019 was $16.5 million as compared to net cash used for financing activities of $3.5 million for the year ended December 31, 2018. This reflects the higher borrowings on the revolving credit facility which were used to fund the purchase of DSI.
Approximately 93% of our cash and cash equivalents balance at December 31, 2019 and 2018, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018
Asia	23%	28%
United States	7%	7%
Israel	28%	35%
Europe	14%	13%
United Kingdom	17%	12%
Canada	11%	5%
Total	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in the foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. As a result of the 2017 Tax Act, the Company reassessed its assertion with respect to the indefinite reinvestment for certain of Company’s foreign subsidiaries and recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with the planned cash distribution of approximately $25.5 million. As of December 31, 2019, the remaining planned cash distribution amount is approximately $14.1 million with a remaining deferred tax liability of approximately $1.5 million. The Company will continue to evaluate its cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, and the planned dividend noted above, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2019, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $1.5 million noted above.
For the year ended December 31, 2019, we generated adjusted free cash flow of $20.4 million. We refer to “adjusted free cash flow,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash provided by operating activities ($30.9 million) in excess of our capital expenditures ($11.2 million) and net of proceeds from the sale of assets ($0.6 million).
The following table summarizes the components of net cash at December 31, 2019 and at December 31, 2018 (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$86,910	$90,159

Third-party debt, including current and long-term
Term loans	$10,496	$15,018
Revolving debt	34,000	12,000
Third-party debt held by Japanese subsidiary	149	279
Deferred financing costs	(112)	(222)
Total third-party debt	44,533	27,075
Net cash	$42,377	$63,084
Measurements such as “adjusted free cash flow” and “net cash " do not have uniform definitions and are not recognized in accordance with U.S. GAAP. Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “adjusted free cash flow” is a meaningful measure of our ability to fund acquisitions, and that an analysis of “net cash” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.
Our financial condition as of December 31, 2019 is strong, with a current ratio (current assets to current liabilities) of 2.4 to 1.0, as compared to a current ratio of 3.9 to 1.0 at December 31, 2018.
Cash paid for property and equipment for the year ended December 31, 2019 and December 31, 2018 was $11.2 million and $14.5 million, respectively. Capital spending for 2019 was comprised of projects related to the normal maintenance of business, cost reduction programs, and some carryover projects from 2018. Capital expenditures for 2020 are expected to be approximately $33 million, which includes expected building projects of approximately $20 million for capacity expansion in Israel and Asia.

Contractual Commitments
As of December 31, 2019, we had contractual obligations as follows (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$44,645	$44,628	$17	$—	$—
Interest payments on long-term debt	376	376	—	—	—
Operating leases	10,038	3,349	4,143	1,970	576
Unrecognized tax benefits, including interest and penalties	1,473	116	53	—	1,304
Expected pension and postretirement plan benefit payments from unfunded plans (a)	7,915	550	1,589	1,633	4,143
Expected pension and postretirement plan contributions to funded plans (b)	974	974	—	—	—
Total contractual cash obligations	$65,421	$49,993	$5,802	$3,603	$6,023

(a)	Due to the nature of unfunded plans, benefit payments are considered to be funded when paid.

(b)	Due to the uncertainty of future cash outflows, contributions to the pension and other postretirement benefit plans subsequent to 2019 have been excluded from the table above.
Our consolidated balance sheet at December 31, 2019 includes approximately $1.5 million of liabilities associated with uncertain tax positions relating to multiple taxing jurisdictions. There are certain guarantees and indemnifications extended among Vishay Intertechnology and us in accordance with the terms of the Master Separation and Distribution Agreement and the Tax Matters Agreement. The guarantees primarily relate to certain contingent tax liabilities included in the Tax Matters Agreement. However, of the $1.5 million of unrecognized tax benefits, none are covered under the terms of the Tax Matters Agreement.
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
The Company entered into a second amended and restated revolving credit facility on December 30, 2015. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2019, the Company has $34.0 million borrowings outstanding under the revolving credit facility and $10.5 million in outstanding term loans.
At December 31, 2019, we have $86.9 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2019 and 2018, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.1 million and $0.2 million in 2019 and 2018, respectively.
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
We have performed a sensitivity analysis as of December 31, 2019 and 2018, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2019 and 2018, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.7 million and $2.8 million for the years ended December 31, 2019 and December 31, 2018, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.2 million and $1.5 million for the years ended December 31, 2019 and December 31, 2018, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Our evaluation of internal control over financial reporting did not include the internal controls of the business acquired upon the purchase of Dynamic Systems, Inc., which is included in our 2019 consolidated financial statements beginning November 1, 2019 and constituted 4.3% of our total assets at December 31, 2019 and 1.4% of our net revenues for the year ended December 31, 2019. We are currently in the process of integrating Dynamic Systems, Inc. into our internal control over financial reporting process.
Brightman Almagor Zohar & Co., a firm in the Deloitte Global Network, has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vishay Precision Group, Inc. (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 11, 2020 expressed an unqualified opinion thereon.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dynamic Systems, Inc., which was acquired on November 1, 2019. And whose financial statements constitute 4.3% of total assets and 1.4% of revenues as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Dynamic Systems, Inc.

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

/s/ Brightman Almagor Zohar & Co,
A Firm in the Deloitte Global Network
Tel Aviv, Israel
March 11,2020

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2020 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2019, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

1)	Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2019 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

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

2.2
Stock Purchase Agreement, dated November 1, 2019, by and among Vishay Precision Group, Inc., DSI Holdings DE Inc., the sellers identified therein, and HCI Equity Partners III, L.P., not individually but solely in its capacity as the representative of the Sellers (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2019 and incorporated herein by reference).

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

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.17†	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference).
10.18†
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

10.25
Lease Agreement, between George Kelk Corporation and Anndale Properties Limited (and its successors), dated January 30, 1996 and as amended as of January 17, 2011 (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with SEC on May 8, 2013 and incorporated herein by reference).

10.26
Vishay Precision Group, Inc. 2010 Stock Incentive Program, as Amended and Restated Effective May 21, 2013 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2013 and incorporated herein by reference).

Exhibit No.	Description
10.27†
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

10.30
Stock Purchase Agreement, dated December 14, 2015, by and among VPG Systems U.S., Inc., Stress-Tek, Inc., the shareholders of Stress-Tek, Inc., and Keith Reichow, as Representative (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2015 and incorporated herein by reference).

10.31
Second Amended and Restated Credit Agreement, dated December 30, 2015, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC, JPMorgan Chase Bank, National Association, as agent, and lenders party thereto (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2016 and incorporated herein by reference).

10.32
Stock Purchase Agreement, dated March 30, 2016, by and among Vishay Precision Group, Inc., Pacific Instruments, Inc., the shareholders of Pacific Instruments, Inc., John Hueckel and Norman Hueckel as Owners, and John Hueckel, as Representative (previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on April 5, 2016 and incorporated herein by reference).

10.33†
Form of Indemnification Agreement with directors (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016 and incorporated herein by reference).

10.34†
Employment agreement, dated January 1, 2016, by and among Vishay Precision Group, Inc. and Roland Desilets ( previously filed as an exhibit to the Registrants' Quarterly Report on Form 10-Q filed with the SEC on August 10, 2016 and incorporated herein by reference).

10.35
Lease agreement, dated July 7, 2016, by and among between Vishay Advanced Technologies, Ltd. and Marshee Estates & Investments Ltd. (previously filed as an exhibit to the Registrant's Current Report on Form 10-K filed with the SEC on March 16, 2016 and incorporated herein by reference).

10.36†
Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 and incorporated herein by reference).

10.37†
Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and Roland Desilets (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 and incorporated herein by reference).

10.38†
Amendment to Employment Agreement, dated August 7, 2017, by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017 and incorporated herein by reference).

10.39†
Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.40†
Amendment to Employment Agreement, dated May 4, 2018, by and between Vishay Precision Group, Inc. and Roland Desilets (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.41†	Amendment to Employment Agreement,dated March 10, 2019, by and among Vishay Advanced Technologies Ltd. and Ziv Shoshani.
10.42†	Amendment to Employment Agreement, dated March 11, 2019, by and among Vishay Precision Group, Inc. and William Clancy.
10.43†
Separation and Release Agreement, dated April 26, 2019, by and between Vishay Precision Group and Roland B. Desilets (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019 and incorporated herein by reference).

10.44
Amendment No. 2 to Seconded Amended & Restated Credit Agreement, dated October 23, 2019, by and among Vishay Precision Group, Inc., Vishay Precision Group Canada ULC and JPMorgan Chase Bank, National Association, as agent (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2019 and incorporated herein by reference).

16.1
Letter of Ernst & Young LLP, dated May 31, 2019 (previously filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 31, 2019 and incorporated herein by reference).

Exhibit No.	Description
21.1	List of Subsidiaries.
23.1	Consent of Brightman Almagor Zohar & Co, a Firm in the Deloitte Global Network, relating to the Registrant’s financial statements.
23.2	Consent of Ernst & Young LLP relating to the Registrant’s financial statements.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)).
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 11, 2020		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 11, 2020
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 11, 2020
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 11, 2020
Marc Zandman

/s/ Saul V. Reibstein	Director	March 11, 2020
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 11, 2020
Timothy V. Talbert

/s/ Janet Clarke	Director	March 11, 2020
Janet Clarke

/s/ Bruce Lerner	Director	March 11, 2020
Bruce Lerner

/s/ Wesley Cummins	Director	March 11, 2020
Wesley Cummins

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vishay Precision Group, Inc. (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Brightman Almagor Zohar & Co,
A Firm in the Deloitte Global Network
Tel Aviv, Israel
March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Vishay Precision Group, Inc. (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2009 to 2019.

Philadelphia, Pennsylvania
March 14, 2019

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$86,910	$90,159
Accounts receivable, net of allowances for doubtful accounts of $555 and $517, respectively	43,198	53,156
Inventories:
Raw materials	21,701	18,052
Work in process	23,128	22,007
Finished goods	22,066	22,182
Inventories	66,895	62,241
Prepaid expenses and other current assets	15,558	9,314
Total current assets	212,561	214,870

Property and equipment, at cost:
Land	4,243	3,390
Buildings and improvements	52,708	51,055
Machinery and equipment	111,492	105,840
Software	9,384	8,532
Construction in progress	2,485	2,157
Accumulated depreciation	(119,042)	(111,555)
Property and equipment, net	61,270	59,419

Goodwill	35,018	16,141

Intangible assets, net	34,198	17,656

Other assets	27,366	18,297
Total assets	$370,413	$326,383

Continues on the following page.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2019	December 31, 2018
Liabilities and equity
Current liabilities:
Trade accounts payable	$8,869	$11,461
Payroll and related expenses	16,312	17,757
Other accrued expenses	18,953	17,031
Income taxes	261	3,879
Current portion of long-term debt	44,516	4,654
Total current liabilities	88,911	54,782

Long-term debt, less current portion	17	22,421
Deferred income taxes	3,478	2,200
Other liabilities	20,586	13,545
Accrued pension and other postretirement costs	15,669	14,982
Total liabilities	128,661	107,930

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,500,006 shares outstanding as of December 31, 2019 and 12,449,253 shares outstanding as of December 31, 2018	1,312	1,307
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,022,887 shares outstanding as of December 31, 2019 and 1,025,158 shares outstanding December 31, 2018	103	103
Treasury stock, at cost - 619,667 shares held at December 31, 2019 and December 31, 2018	(8,765)	(8,765)
Capital in excess of par value	197,125	196,666
Retained earnings	89,288	66,569
Accumulated other comprehensive loss	(37,703)	(37,465)
Total Vishay Precision Group, Inc. stockholders' equity	241,360	218,415
Noncontrolling interests	392	38
Total equity	241,752	218,453
Total liabilities and equity	$370,413	$326,383

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2019	2018	2017
Net revenues	$283,958	$299,794	$254,350
Costs of products sold	172,341	178,527	156,067
Gross profit	111,617	121,267	98,283

Selling, general, and administrative expenses	79,622	80,935	73,751
Acquisition costs	443	—	—
Impairment of goodwill and indefinite-lived intangibles	—	2,820	—
Executive severance costs	611	—	—
Restructuring costs	2,293	289	2,044
Operating income	28,648	37,223	22,488

Other income (expense):
Interest expense	(1,507)	(1,738)	(1,842)
Other	(701)	(1,496)	(83)
Other expenses - net	(2,208)	(3,234)	(1,925)

Income before taxes	26,440	33,989	20,563

Income tax expense	4,145	10,344	6,169

Net earnings	22,295	23,645	14,394
Less: net earnings (loss) attributable to noncontrolling interests	107	(1)	49
Net earnings attributable to VPG stockholders	$22,188	$23,646	$14,345

Basic earnings per share attributable to VPG stockholders	$1.64	$1.76	$1.08
Diluted earnings per share attributable to VPG stockholders	$1.63	$1.75	$1.07

Weighted average shares outstanding - basic	13,515	13,439	13,262
Weighted average shares outstanding - diluted	13,597	13,535	13,471

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2019	2018	2017
Net earnings	$22,295	$23,645	$14,394

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	558	(3,929)	5,802
Pension and other postretirement actuarial items	(796)	1,914	(915)
Other comprehensive income (loss)	(238)	(2,015)	4,887

Comprehensive income	22,057	21,630	19,281

Less: comprehensive income (loss) attributable to noncontrolling interests	107	(1)	49

Comprehensive income attributable to VPG stockholders	$21,950	$21,631	$19,232

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities
Net earnings	$22,295	$23,645	$14,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	2,820	—
Depreciation and amortization	11,795	10,631	10,626
(Gain) loss on disposal of property and equipment	34	(120)	(195)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	(827)	—	—
Share-based compensation expense	1,336	1,799	1,499
Inventory write-offs for obsolescence	2,588	1,876	2,065
Deferred income taxes	(2,556)	1,011	1,890
Other	358	819	893
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	11,369	(7,757)	(10,537)
Inventories	(619)	(5,095)	(4,307)
Prepaid expenses and other current assets	(5,087)	588	(3,260)
Trade accounts payable	(2,273)	(819)	2,009
Other current liabilities	(7,481)	5,981	7,652
Net cash provided by operating activities	30,932	35,379	22,729

Investing activities
Capital expenditures	(11,196)	(14,521)	(6,960)
Proceeds from sale of property and equipment	615	132	541
Purchase of business	(40,481)	—	—
Net cash used in investing activities	(51,062)	(14,389)	(6,419)

Financing activities
Principal payments on long-term debt	(4,618)	(5,603)	(2,628)
Proceeds from revolving facility	22,000	22,000	41,000
Payments on revolving facility	—	(19,000)	(41,000)
Distributions to noncontrolling interests	(52)	(109)	(75)
Payments of employee taxes on certain share-based arrangements	(854)	(801)	(303)
Net cash provided by (used in) financing activities	16,476	(3,513)	(3,006)
Effect of exchange rate changes on cash and cash equivalents	405	(1,610)	2,536
(Decrease) increase in cash and cash equivalents	(3,249)	15,867	15,840

Cash and cash equivalents at beginning of year	90,159	74,292	58,452
Cash and cash equivalents at end of year	$86,910	$90,159	$74,292

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(10,529)	$(13,239)	$(10,092)
Supplemental disclosure of non-cash financing transactions:
Conversion of exchangeable notes to common stock	$—	$(2,794)	$(1,303)

Capital expenditures accrued but not yet paid as of December 31, 2019 were $1,183

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	$1,278	$103	$(8,765)	$190,373	$28,731	$(40,337)	$171,383	$174	$171,557
Net earnings	—	—	—	—	14,345	—	14,345	49	14,394
Other comprehensive loss	—	—	—	—	—	4,887	4,887	—	4,887
Share-based compensation expense	—	—	—	1,499	—	—	1,499	—	1,499
Restricted stock issuances (41,322 shares)	4	—	—	(265)	—	—	(261)	—	(261)
Common stock issuance from conversion of exchangeable notes ( 57,729 shares)	6	—	—	1,297	—	—	1,303	—	1,303
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Balance at December 31, 2017	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	23,646	—	23,646	(1)	23,645
Other comprehensive income	—	—	—	—	—	(2,015)	(2,015)	—	(2,015)
Share-based compensation expense	—	—	—	1,799	—	—	1,799	—	1,799
Restricted stock issuances (59,038 shares)	7	—	—	(819)	—	—	(812)	—	(812)
Common stock issuance from conversion of exchangeable notes ( 123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16					(153)		(153)		(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(109)	(109)
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	22,188	—	22,188	107	22,295
Other comprehensive income	—	—	—	—	—	(238)	(238)	—	(238)
Share-based compensation expense	—	—	—	1,336	—	—	1,336	—	1,336
Restricted stock issuances (48,482 shares)	5	—	—	(877)	—	—	(872)	—	(872)
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	531	—	531	—	531
Conversion from Class B to common stock (2,271shares)	—	—	—	—	—	—	—	—	—
Impact due to DSI acquisition	—	—	—	—	—	—	—	299	299
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(52)	(52)
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752

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
Revenue Recognition
The Company derives substantially all of its revenue from product sales. The Company recognizes the vast majority of its sales at a point-in-time. It utilizes the core principle of recognizing revenue when the Company satisfies performance obligations as evidenced by the transfer of control of its products to the customer.
Such revenues are derived from purchase orders and/or contracts with customers. Each contract has the promise to transfer the control of the products, each of which is individually distinct and is considered the identified performance obligation. As part of the decision to enter into each contract, the Company evaluates the customer’s credit risk, but its contracts do not have any significant financing components, as payment is generally due net 30 to 60 days after delivery. In accordance with contract terms, revenue from the Company’s product sales is recognized at the time of product shipment from its facilities or delivery to the customer location, as determined by the agreed upon shipping terms.
Under the terms of some of its contracts, the Company may be required to perform certain installation services. These installation services are performed at the time of product delivery or at some point thereafter. The installation services do not significantly modify the product provided, and although the Company may be required contractually to provide these services, the installation services could be performed by a third party or the customer. Thus, these installation services are a distinct performance obligation. In most of the applicable contracts, this installation service element is immaterial in the context of the agreement. When the installation services are accounted for as a separate performance obligation, the Company allocates the transaction price to this element based on its relative standalone selling price.

Given the specialized nature of the Company's products, the Company generally does not allow product returns. Shipping and handling costs are recorded to Costs of product sold when control of the product has transferred to the customer. The Company offers standard product warranties. Warranty related costs continue to be recognized as expense when the products are sold. Sales, value add and other taxes collected concurrent with revenue-producing activities are excluded from revenue. See Note 2 for further details on Revenues.
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $12.1 million, $11.8 million, and $11.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2019 or 2018.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $0.6 million and $0.5 million at December 31, 2019 and 2018, respectively. Bad debt expense was $0.1 million, $0.0 million, and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to ten years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $10.1 million, $8.9 million, and $8.7 million for the years ended December 31, 2019, 2018, and 2017, respectively, which included software depreciation expense of $0.6 million, $0.5 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if we conclude otherwise, then we are required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. We estimate the fair value of our steel and on-board weighing reporting units using the income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. We estimate the fair value of our instrumentation reporting unit using the income approach. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.

The Company's required goodwill annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4 to the consolidated financial statements, the 2019 annual impairment test resulted in no impairment. The 2018 annual impairment test resulted in an impairment charge in the fourth quarter of 2018. The 2017 annual impairment test resulted in no impairment.

The indefinite-lived trade names are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment. Any impairment would be recognized in the reporting period in which it has been identified. As more fully described in Note 4, the annual impairment test for 2019 resulted in no impairment. The 2018 annual impairment test resulted in the Company recording an impairment charge in the fourth quarter of 2018. The 2017 annual impairment test resulted in no impairment.

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

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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
Share-Based Compensation
Compensation costs related to share-based payments are recognized in the consolidated financial statements. The amount of compensation cost is measured based on the grant-date fair value of the equity instruments issued. For service-based awards, compensation cost is recognized over the period that an officer, employee, or non-employee director provides service in exchange for the award. The Company recognizes forfeitures as they occur. For performance based awards, the Company recognizes compensation cost for awards that are expected to vest based on whether performance criteria are expected to be met. For options and restricted stock units subject to graded vesting, the Company recognizes expense over the service period for each separately vesting portion of the award as if the award was comprised of multiple awards.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842),” a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases.  The core principle of this ASU requires lessees to present the assets and liabilities that arise from leases on their balance sheets.  The Company adopted this ASU effective January 1, 2019 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. See Note 12- Leases.

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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replace the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in earlier recognition of credit losses. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 and early adoption is permitted. The effect on the Company's consolidated financial statements and related disclosures is not expected to be material.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

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

Note 2 – Revenues
The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Year Ended December 31, 2019
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$56,393	$33,695	$24,227	$114,315
United Kingdom	3,181	10,450	15,576	29,207
Other Europe	32,328	10,811	16,860	59,999
Israel	12,401	415	—	12,816
Asia	27,500	8,986	8,331	44,817
Canada	—	—	22,804	22,804
	$131,803	$64,357	$87,798	$283,958

	Year Ended December 31, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$61,132	$39,955	$23,818	$124,905
United Kingdom	3,666	11,787	14,296	29,749
Other Europe	31,431	10,678	18,741	60,850
Israel	11,028	517	—	11,545
Asia	33,752	10,249	7,442	51,443
Canada	—	—	21,302	21,302
	$141,009	$73,186	$85,599	$299,794

Note 2 – Revenues (continued)

	Year Ended December 31, 2017
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$52,032	$34,108	$19,523	$105,663
United Kingdom	3,173	12,187	11,127	26,487
Other Europe	26,322	8,793	17,312	52,427
Israel	6,673	635	—	7,308
Asia	28,073	9,723	7,288	45,084
Canada	—	—	17,381	17,381
	$116,273	$65,446	$72,631	$254,350

The following table disaggregates net revenue by market sector(in thousands):

	Years Ended December 31,
	2019	2018	2017
Test & Measurement	$69,594	$76,735	$64,798
Avionics, Military & Space	23,975	26,743	22,378
Medical	10,863	9,868	8,769
Precision Weighing	91,001	93,734	81,439
Force Measurement	55,648	66,551	53,503
Steel	32,877	26,163	23,463
	$283,958	$299,794	$254,350

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
December 31, 2018	$964	$5,328
December 31, 2019	$3,937	$4,561
Increase ( decrease)	$2,973	$(767)

Included in the contract asset at December 31, 2019 is $2.1 million attributable to the acquisition of DSI. The amount of revenue recognized during the year ended December 31, 2019 that was included in the contract liability balance at December 31, 2018 was $5.1 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.

Note 3 – Acquisition Activity

Dynamic Systems Inc.

On November 1, 2019, VPG completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a provider of specialized dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes, for a purchase price of $40.5 million, subject to customary adjustments, plus a potential earn out of up to an additional $3.0 million. DSI reports into the Company's Weighing and Control Systems segment. The following table summarizes the preliminary fair values assigned to the assets and liabilities of DSI as of November 1, 2019 (in thousands):

Working capital (a)	$6,874
Property and equipment	1,727
Long-term deferred income tax liability	(4,321)
Non-Controlling interest	(299)
Intangible assets:
Patents and acquired technology	10,250
Customer relationships	4,344
Trade names	3,300
Total intangible assets	17,894
Fair value of acquired identifiable assets and liabilities	21,875
Purchase price	40,481
Goodwill	$18,606
(a) Working capital accounts include accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, and accrued payroll.
The fair value of the contingent consideration is zero. The weighted average useful lives for the patents and acquired technology and customer relationships are 16 years, and 15 years, respectively. Most of the goodwill associated with DSI will be deductible for income tax purposes.
The Company recorded acquisition costs of associated with this transaction in its consolidated statements of operation as follows (in thousands):

Year ended December 31, 2019
Accounting and legal fees	$214
Appraisal fees	13
Other	216
$443
Following are the supplemental consolidated financial results for the Company on a unaudited pro forma basis, as if the DSI acquisition had been consummated on January 1, 2018 (unaudited):

	Year ended December 31,
	2019	2018
Pro forma net revenues	$298,085	$314,437

Pro forma net earnings attributable to VPG stockholders	$22,775	$23,821

Pro forma basic earnings per share attributable to VPG stockholders	$1.69	$1.77
Pro forma diluted earnings per share attributable to VPG stockholders	$1.68	$1.76

Note 4 – Goodwill and Other Intangible Assets

The Company performed the first step of the impairment test as of the first day of the fiscal 2019 fourth quarter by calculating the fair value of the reporting units and comparing it against its carrying amount. The Company estimated the fair value of our steel and on-board weighing reporting units using the income approach and a market approach to valuation. The income approach to valuation uses our estimates of the future cash flows of the reporting unit discounted to their net present value using a discount rate determined using the capital asset pricing model and adjusted for the forecast risk inherent in our projections of future cash flows. The income approach to valuation is dependent on inputs from management such as expected revenue growth, profitability, capital expenditures, and working capital requirements. The market approach to valuation uses the market capitalization of public companies similar to the reporting unit to calculate an implied EBITDA multiple, and we apply that calculated EBITDA multiple to the expected EBITDA of the reporting unit to estimate the fair value of the reporting unit, after consideration of appropriate control premiums. We weigh the results of the income approach and the market approach to arrive at the estimated fair value of the reporting unit. We estimate the fair value of our instrumentation reporting unit using the income approach. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.After completing the impairment test, the Company determined the fair value exceeded the carrying value for all reporting units.

For the year ended December 31, 2018, the carrying value of the instrumentation reporting unit exceeded the fair value and the Company recorded an impairment charge of $2.5 million. The impairment was primarily from lower margins on the forecasted projections due to product mix related to the Pacific acquisition. The impairment test for the remaining reporting units resulted in the fair value exceeding the carrying value, passing the quantitative impairment test.

The Company's analysis in 2017 resulted in the fair value exceeding the carrying value for all reporting units.

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

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment			Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	Stress-Tek Acquisition	Pacific Instruments
Balance at January 1, 2018	$19,181	$6,828	$—	$6,311	$6,042
Impairment charges	(2,500)	—	—	—	(2,500)
Foreign currency translation adjustment	(540)	(540)	—	—	—
Balance at December 31, 2018	16,141	6,288	—	6,311	3,542
Goodwill acquired	18,606		18,606	—	—
Foreign currency translation adjustment	271	271	—	—	—
Balance at December 31, 2019	$35,018	$6,559	$18,606	$6,311	$3,542

Note 4 – Goodwill and Other Intangible Assets (continued)

Intangible assets were as follows (in thousands):

	December 31,
	2019	2018
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$19,504	$9,067
Customer relationships	25,690	20,941
Trade names	1,690	1,674
Non-competition agreements	11,745	11,820
	58,629	43,502
Accumulated amortization:
Patents and acquired technology	(4,718)	(4,103)
Customer relationships	(11,727)	(10,399)
Trade names	(1,690)	(1,674)
Non-competition agreements	(11,717)	(11,748)
	(29,852)	(27,924)
Net intangible assets subject to amortization	$28,777	$15,578

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	5,421	2,078
	$34,198	$17,656
Certain intangible assets are subject to foreign currency translation.
In conjunction with the acquisition of DSI on November 1, 2019 (See Note 3), the Company allocated $14.6 million for the purchase price to definite-lived intangibles assets and $3.3 million to indefinite-lived intangible assets at December 31, 2019. The Company has determined that the trade name is an indefinite-lived intangibles asset.
The Company performed an impairment test on the indefinite-lived trade names as of the first day of the fiscal 2019 fourth quarter and determined there was no impairment. In 2018, the Company recorded an impairment charge of $0.3 million related to the Pacific acquisition. The impairment was primarily from lower margins on the forecasted projections due to product mix. The value of the trade names was determined using an income approach, where the Company estimated the future cash flows associated with the trade names and discounted those cash flows back to their net present value. Due to the decline in cash flows as a result of the lower margins, the Company reduced the royalty rate, under the relief of royalty method, when performing the income approach valuation. The Company's annual impairment test on the indefinite-lived trade names in 2017 resulted in no impairment.
Amortization expense was $1.7 million, $1.7 million, and $1.9 million, for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization expense in 2019 included $0.2 million related to the DSI acquisition.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2020	$2,465
2021	2,416
2022	2,415
2023	2,311
2024	2,279

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
The Company recorded restructuring costs of $2.3 million, $0.3 million, and $2.0 million during the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs, including asset write downs and an impairment of a right of use asset associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China. In 2018 and 2017, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes the activity to date related to these programs in the accrued restructuring liability, which is comprised of the activity associated primarily with the employee termination costs . The accrued restructuring liability balance as of December 31, 2019 and 2018, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$159	$254	$1,333
Restructuring charges	1,559	289	2,044
Adjustment for adoption of ASU 2016-02	(69)	—	—
Cash payments	(1,064)	(384)	(3,122)
Foreign currency translation	19	—	(1)
Balance at end of year	$604	159	254

Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2019	2018	2017
Domestic	$(7,405)	$(7,897)	$(3,552)
Foreign	33,845	41,886	24,115
	$26,440	$33,989	$20,563
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$453	$189	$(425)
State and local	(130)	162	89
Foreign	6,378	8,982	4,615
	6,701	9,333	4,279
Deferred:
Federal	(2,638)	197	(257)
State and local	(123)	(35)	(1)
Foreign	205	849	2,148
	(2,556)	1,011	1,890
Total income tax expense	$4,145	$10,344	$6,169
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Tax at statutory rate	$5,553	$7,138	$7,197
State income taxes, net of U.S. federal tax benefit	(21)	89	93
Effect of foreign operations	(109)	611	(1,137)
Change in valuation allowance	(646)	498	(397)
Change in unrecognized tax benefits, net	650	258	105
Impairment of goodwill	—	525	—
Specialty tax credits	(176)	(295)	(139)
Statutory rate changes	(249)	272	(470)
Effect of foreign exchange	(1,152)	321	(1,292)
Loss of benefit of U.S. net operating loss (a)	967	—	—
Excess tax benefits related to share based compensation (a)	(357)	—	—
2017 Tax Act:
Effects of U.S. tax reform	—	(135)	11,311
Change in valuation allowance	—	945	(9,093)
Other	(315)	117	(9)
Total income tax expense	$4,145	$10,344	$6,169

Note 6 – Income Taxes (continued)

(a) Amounts for 2017 and 2018 are included in Other and fell below the 5% threshold.

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

Also on December 22, 2017, the SEC staff issued SAB 118 which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. Consistent with that guidance, the Company had provisionally determined the tax cost of the one-time transition tax under the 2017 Tax Act to be approximately $2.2 million. This amount included the tax benefit from the net operating loss of approximately $3.9 million. As a result of the implementation of a modified territorial tax system, the Company reassessed its assertion with respect to certain subsidiaries that the earnings of those subsidiaries are indefinitely reinvested and in 2017 recorded a deferred tax liability of $1.8 million withholding tax associated with a planned cash distribution of approximately $25.5 million of previously unremitted earnings. The deferred tax liability of $1.8 million was included in the provisional tax of $2.2 million for 2017. As of December 31, 2019, the remaining planned cash distribution amount is approximately $14.1 million with a remaining deferred tax liability of approximately $1.5 million. In accordance with SAB 118, the financial reporting impact of the 2017 Tax Act was completed in the fourth quarter of 2018 resulting in a net $0.8 million increase in tax expense caused by a decrease in the transition tax and an increase in the valuation allowance.

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

The Company recognized approximately $12.9 million and $15.6 million of GILTI income for the years ended December 31, 2019 and 2018, respectively.  The U.S. tax on the GILTI income was fully offset by foreign tax credits associated with GILTI and U.S. operating losses exclusive of GILTI.  Any excess foreign tax credits associated with GILTI are lost and cannot be carried forward to future years.  The Company would have generated a net operating loss for U.S. federal income tax purposes but for the effects of the GILTI provision.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Note 6 – Income Taxes (continued)

	December 31,
	2019	2018
Deferred tax assets:
Pension and other postretirement costs	$3,770	$3,600
Inventories	2,095	2,103
Net operating/capital loss and interest carryforwards	11,895	9,536
Tax credit carryforwards	1,431	748
Deferred compensation	2,865	2,009
Other accruals and reserves	3,362	3,547
Book over tax depreciation	—	12
Total gross deferred tax assets	25,418	21,555
Less: valuation allowance	(14,867)	(14,455)
	10,551	7,100
Deferred tax liabilities:
Tax over book depreciation	(290)	—
Investment in subsidiary	(1,845)	(1,983)
Intangible assets, including tax deductible goodwill	(5,745)	(884)
Total gross deferred tax liabilities	(7,880)	(2,867)

Net deferred tax assets	$2,671	$4,233

In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2018 and 2019, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek, Pacific and DSI was also considered in determining the realization of the U.S. deferred tax assets. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.

In November 2019, the Company acquired Dynamic Systems, Inc. ("DSI"), a U.S. company. DSI's opening balance sheet included $17 million of gross deferred tax liabilities, including $4.1 million of indefinite-lived liabilities. The acquisition contributed to a $2.5 million net reduction in valuation allowance and current tax benefit for the Company. This reduction in the valuation allowance will be adjusted going forward.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2019 and 2018, the valuation allowance on U.S. deferred tax assets was approximately $11.8 million and $12.3 million, respectively. The net change in valuation allowance was approximately $(0.6) million.

The valuation allowance related to state taxes was $0.8 million and $1.0 million expense for the years ended December 31, 2019 and 2018, respectively.

The Company also has valuation allowances of $3.1 million and $2.2 million at December 31, 2019 and 2018, respectively, with respect to certain foreign net operating loss and capital loss carryforwards.

Note 6 – Income Taxes (continued)

Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2019	2018
U.S. federal	$3,395	$4,240
U.S. state (net of U.S. federal tax benefit)	8,411	8,057
Israel - capital losses	2,457	1,457

The following table summarizes significant net operating losses and credit carryforwards as of December 31, 2019 (in thousands):

	December 31,
Jurisdiction	2019	Expiring
U.S. foreign tax credit	1,431	2025-2039
U.S state net operating losses	92,407	2023-2039
Israel capital losses	10,684	No expiration
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $159.0 million at December 31, 2019 compared to $143.0 million at December 31, 2018. As a result of the 2017 Tax Act, in 2017 the Company had provided for a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned cash distribution of approximately $25.5 million. As of December 31, 2019, other than the planned cash distribution of $14.1 million, substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $1.5 million, additional withholding taxes of approximately $17.5 million are estimated to be payable upon remittance of the remaining previously unremitted earnings as of December 31, 2019.
Net income taxes paid were $11.1 million, $7.3 million, and $4.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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

Note 6 – Income Taxes (continued)

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$912	$823	$772
Addition based on tax positions related to current year	144	189	163
Addition based on tax positions related to prior years	668	182	—
Reduction based on tax positions related to prior years	(32)	(98)	(12)
Currency translation adjustments	3	(28)	14
Reduction for payments made	(134)	—	—
Reduction for lapses of statute of limitations	(206)	(156)	(114)
Balance before indemnification receivable	1,355	912	823
Receivable from Vishay Intertechnology for indemnification	—	—	(12)
Balance at end of year	$1,355	$912	$811
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company accrued total penalties and interest of $0.0 million, $0.1 million and $0.1 million, respectively, none of which was included in the indemnification receivable. As of December 31, 2019, December 31, 2018 and December 31, 2017, accrued penalties and interest were $0.1 million, $0.1 million and $0.1 million, respectively.
Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018, and 2017 is $1.4 million, $0.9 million, and $0.8 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2019. As of December 31, 2019, the Company anticipates that it is reasonably possible that it will reverse up to $0.1 million of its current unrecognized tax benefits within the calendar year due to the expiration of the statute of limitations in certain jurisdictions. None of the unrecognized tax benefits the Company expects to reverse in 2020 due to statute lapses are covered by the Tax Matters Agreement.
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
During the 2nd and 3rd quarters of 2019, the Company concluded tax examinations in Taiwan and Belgium, respectively, for two of its subsidiaries, covering the years 2016 and 2017. The conclusion of the tax examinations resulted in no significant change in tax.
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

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2019	2018
2015 Credit Agreement - Revolving Facility	$34,000	$12,000
2015 Credit Agreement - U.S. Closing Date Term Facility	2,038	2,967
2015 Credit Agreement - U.S. Delayed Draw Term Facility	4,982	7,253
2015 Credit Agreement - Canadian Term Facility	3,476	4,798
Other debt	149	279
Deferred financing costs	(112)	(222)
	44,533	27,075
Less: current portion	44,516	4,654
	$17	$22,421
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
Interest payable on amounts borrowed under the 2015 Revolving Facility, the 2015 U.S. Closing Date Term Facility, the 2015 U.S. Delayed Draw Term Facility, and the 2015 Canadian Term Facility (collectively, the “Facilities”) is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 2.00% to 3.50% per annum is added to the applicable LIBOR rate to determine the interest payable on the Facilities. The Company is required to pay a quarterly commitment fee of 0.30% per annum to 0.50% per annum on the unused portion of the 2015 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. The total interest rates at December 31, 2019 and December 31, 2018, were 3.97% and 4.82%, respectively, for the 2015 Revolving and U.S. Delayed Draw Term Facilities and 3.97% and 4.82%, respectively, for the 2015 U.S. Closing Date Term and 2015 Canadian Term Facilities.
The obligations of the Company and VPG Canada under the 2015 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries and of the Company (with respect to the 2015 Canadian Term Facility). The obligations of the Company and the guarantors under the 2015 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2015 Canadian Term Facility is secured by substantially all the assets of VPG Canada and by a secured guarantee by the Company and its domestic subsidiaries. The 2015 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include a tangible net worth ratio, a leverage ratio, and a fixed charges coverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2019. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Note 7 – Long-Term Debt (continued)

Accordion Exercise
On October 23, 2019, VPG exercised all of the $15.0 million accordion feature (the “Accordion”) of its revolving credit facility (the “Revolving Credit Facility”). The exercise of the Accordion increases the aggregate principal amount available under the Revolving Credit Facility to $45.0 million.
Other Lines of Credit
In addition to the 2015 Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $3.0 million and $3.0 million at December 31, 2019 and 2018, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $0.9 million and $0.9 million at December 31, 2019 and 2018, respectively.
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 2 years at a zero percent interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2020	$44,628
2021	17
2022	—
2023	—
2024	—
Thereafter	—
Interest paid on third-party debt was $1.4 million, $1.6 million, and $1.7 million during the years ended December 31, 2019, 2018, and 2017, respectively.
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

Note 8 – Stockholders’ Equity (continued)

Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2017
Pension and other postretirement actuarial items	$(7,145)	$(1,465)	$112	$(1,353)	$(8,498)
Reclassification adjustment for recognition of actuarial items		583	(145)	438	438
Foreign currency translation adjustment	(33,192)	5,654	148	5,802	(27,390)
	$(40,337)	$4,772	$115	$4,887	$(35,450)
December 31, 2018
Pension and other postretirement actuarial items	$(8,060)	$1,392	$(18)	$1,374	$(6,686)
Reclassification adjustment for recognition of actuarial items		685	(145)	540	540
Foreign currency translation adjustment	(27,390)	(3,857)	(72)	(3,929)	(31,319)
	$(35,450)	$(1,780)	$(235)	$(2,015)	$(37,465)
December 31, 2019
Pension and other postretirement actuarial items	$(6,146)	$(1,310)	$194	$(1,116)	$(7,262)
Reclassification adjustment for recognition of actuarial items		359	(39)	320	320
Foreign currency translation adjustment	(31,319)	(290)	21	(269)	(31,588)
Reclassification adjustment for foreign currency translation		827	$—	827	827
	$(37,465)	$(414)	$176	$(238)	$(37,703)

Reclassification of foreign currency translation adjustment for gain on liquidation of a subsidiary is included in other income (expense) other ( See Note 15). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).

Note 9 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.7 million at December 31, 2019 and $1.6 million at December 31, 2018, and the related liabilities of $2.4 million and $2.2 million at December 31, 2019 and 2018, respectively.
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
In 2018, the Company undertook several measures to de-risk the UK pension plan. The first measure was to freeze the plan, with no new participants permitted and no further benefits accrue. The second measure was to execute an enhanced transfer value exercise to transfer pension benefits outside of the plan. As s result, the Company incurred $0.7 million of expense related to these de-risking measures.
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
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension and other postretirement benefit plans (in thousands):

	December 31, 2019		December 31, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$23,922	$4,645	$28,617	$4,726
Service cost (adjusted for actual employee contributions)	336	126	477	108
Interest cost	620	180	686	152
Contributions by participants	—	—	21	—
Actuarial (gains) losses	2,170	(131)	(1,568)	(97)
Benefits paid	(856)	(187)	(1,042)	(244)
Curtailments and settlements	(25)	—	(3,362)	—
Plan amendments and other	573	—	1,107	—
Currency translation	531	—	(1,014)	—
Benefit obligation at end of year	$27,271	$4,633	$23,922	$4,645

Change in plan assets:
Fair value of plan assets at beginning of year	$14,501	$—	$17,454	$—
Actual return on plan assets	1,338	—	(343)	—
Company contributions	1,032	187	1,495	244
Contributions by participants		—	21	—
Benefits paid	(856)	(187)	(1,042)	(244)
Curtailments and settlements	(25)	—	(2,429)	—
Plan amendments and other		—	202	—
Currency translation	430	—	(857)	—
Fair value of plan assets at end of year	$16,420	$—	$14,501	$—

Funded status at end of year	$(10,851)	$(4,633)	$(9,421)	$(4,645)
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2019		December 31, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Accrued pension and other postretirement costs	$(10,851)	$(4,633)	$(9,421)	$(4,645)

Note 9 – Pensions and Other Postretirement Benefits (continued)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2019		December 31, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Unrecognized net actuarial loss	$6,500	$1,808	$5,237	$2,095
Unrecognized prior service cost	62		9	—
Unamortized transition obligation	1		2	—
	$6,563	$1,808	$5,248	$2,095
The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31,
	2019	2018
Accumulated benefit obligation, all plans	$26,100	$23,040
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$25,800	$22,552
Accumulated benefit obligation	25,158	22,155
Fair value of plan assets	14,983	13,256
Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension and other postretirement benefit plans (in thousands):

	Years ended December 31,
	2019		2018		2017
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Annual service cost	$336	$126	$498	$108	$548	$96
Less: employee contributions	—	—	21	—	35	—
Net service cost	336	126	477	108	513	96
Interest cost	620	180	686	152	674	142
Expected return on plan assets	(517)	—	(549)	—	(536)	—
Amortization of actuarial losses	202	156	507	177	463	119
Amortization of transition obligation	1	—	1	—	1	—
Curtailment and settlement losses	—	—	708	—	—	—
Net periodic benefit cost	$642	$462	$1,830	$437	$1,115	$357
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2019, 2018, and 2017. The estimated actuarial items that will be amortized from accumulated other comprehensive loss into net periodic pension cost during 2020 is $0.4 million.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2019		2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	1.96%	2.97%	2.61%	3.99%
Rate of compensation increase	1.20%	N/A	3.08%	N/A
Expected return on plan assets	3.56%	N/A	2.70%	N/A

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2019 and 2018:

	2019		2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Discount rate	2.61%	3.99%	2.42%	3.33%
Rate of compensation increase	3.08%	N/A	2.66%	N/A
Expected return on plan assets	2.70%	N/A	3.46%	N/A
Health care trend rate	N/A	5.27%	N/A	17.25%
The health care trend ultimate rate is 3.90% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2019 and 2018.
Plan assets are comprised of:

	December 31, 2019		December 31, 2018
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Equity securities	48%	—	50%	—
Fixed income securities	42%	—	37%	—
Cash and cash equivalents	10%	—	13%	—
Total	100%	—	100%	—
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
Cash held by the defined benefit retirement plans consists of deposits on account in various financial institutions. The carrying amount of the cash approximates its fair value. A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (see Note 16 for further description of the levels within the fair value hierarchy (in thousands)):

Note 9 – Pensions and Other Postretirement Benefits (continued)

As of December 31, 2019		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,796	$7,796	$—	$—
Fixed income securities	6,975	6,975	—	—
Cash and cash equivalents	1,649	1,649	—	—
	$16,420	$16,420	$—	$—

As of December 31, 2018		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,221	$7,221	$—	$—
Fixed income securities	5,309	5,309	—	—
Cash and cash equivalents	1,971	1,971	—	—
	$14,501	$14,501	$—	$—
Estimated future benefit payments are as follows (in thousands):

	Pension Plans	OPEB Plans
2020	$921	$294
2021	1,038	338
2022	1,005	353
2023	1,569	292
2024	1,052	328
2024 - 2027	7,205	1,412
The Company anticipates making contributions to its funded and unfunded pension and postretirement benefit plans of approximately $1.5 million during 2020.
Other Retirement Obligations
The Company participates in various other defined contribution plans based on local law or custom. The Company periodically makes contributions to these plans. At December 31, 2019 and 2018, the consolidated balance sheets include $0.9 million and $1.3 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.7 million, $0.7 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.5 million at December 31, 2019 and $3.1 million at December 31, 2018, and the related liabilities of $4.9 million and $4.2 million at December 31, 2019 and 2018, respectively.

Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2019, the Company had reserved 417,602 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder, the underlying shares would be available for future grants under the Plan.
Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2019. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On March 13, 2019, VPG’s three then- current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.8 million were comprised of 51,814 RSUs. Twenty-five percent of these awards will vest on January 1, 2022, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2022, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals, each weighted equally. The awards issued in 2018 and 2017 have similar allocations and vesting criteria.
On March 20, 2019, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.4 million and were comprised of 12,445 RSUs. Twenty-five percent of these awards will vest on January 1, 2022 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2022, subject to the employee's continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings goals and cash flow goals.
On May 16, 2019, the Board of Directors approved the issuance of an aggregate of 8,244 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of the Annual Stockholders meeting or May 16, 2020, subject to the directors' continued service on the Board of Directors.
Vesting of equity awards may be subject to acceleration under certain circumstances.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2019		2018		2017
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	265	$17.64	417	$14.57	377	$14.04
Granted	73	35.27	74	28.20	98	16.75
Vested	(75)	15.27	(86)	16.75	(58)	14.78
Forfeited	(51)	11.49	(140)	14.70	—	—
End of year	212	$25.97	265	$17.64	417	$14.57

Note 10 – Share-Based Compensation (continued)

The fair value of the RSUs vested during 2019 is $2.5 million. Included in the 2019 and 2018 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2020	53	5	58
January 1, 2021	35	14	49
January 1, 2022	3	45	48

Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2019	2018	2017
Restricted stock units	$1,336	$1,799	$1,499
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
During 2019, it was also determined that certain performance objectives associated with awards granted in 2017, 2018 and 2019 were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards. As a net result, adjustments decreasing share based compensation expense totaling $0.8 million were recorded during the year based on anticipated performance levels.
During 2017, it was determined that certain performance objectives associated with awards granted in 2015 were likely to be met, when share based compensation expense related to these performance objectives had been reduced in prior years. This necessitated an increase to share-based compensation expense associated with those awards in 2017. However, it was also determined that certain performance objectives associated with awards granted in 2016 and 2017 were not likely to be fully met, necessitating a reversal of certain compensations expense associated with those awards. As a net result, adjustments increasing share based compensation expense totaling $0.4 million were recorded during the year based on anticipated performance levels.
The deferred tax benefit on share-based compensation expense was $0.1 million, $0.0 million, and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019, the Company had $1.2 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 1.4 years.
Note 11 – Commitments, Contingencies, and Concentrations
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2019 and 2018, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2019 and 2018, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2019 and December 31, 2018:

	December 31,
	2019	2018
Asia	23%	28%
United States	7%	7%
Israel	28%	35%
Europe	14%	13%
United Kingdom	17%	12%
Canada	11%	5%
Total	100%	100%

Note 12 - Leases
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
Lease right of use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected term at commencement date. As the implicit rate is not determinable in most of the Company's leases, the Company's incremental borrowing rate is used as the basis to determine the present value of future lease payments. Refer to Note 7 for discussion of the Company's borrowing rate. The expected lease terms include options to extend or terminate. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. Some of these leases contain variable payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date and are therefore not included in our future minimum lease payments. Variable payments are expensed in the periods incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Additionally, the Company elected the package of practical expedients permitted under the transition guidance, which allows the carryforward the historical lease classification.  The Company also made an election to exclude from balance sheet reporting leases with initial terms of 12 months or less and to exclude non-lease components from lease right of use assets and corresponding liabilities.
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to seven years. The Company has no finance leases. The Company recorded a $0.5 million adjustment to opening retained earnings related to the remaining deferred gain recorded as part of the Karmiel, Israel sale leaseback.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on Balance Sheet	December 31, 2019
Assets
Operating lease right of use asset	Other Assets	$8,691

Liabilities
Operating lease - current	Other Accrued Expenses	$2,827
Operating lease - non-current	Other Liabilities	$5,811
Other information related to lease term and discount rate is as follows:

December 31, 2019
Operating leases weighted average remaining lease term (in years)	4.0 years
Operating leases weighted average discount rate	5.05%

The components of lease expense are as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$3,376
Variable lease cost	44
Short-term lease cost	87
Total lease cost	$3,507

Right of use assets obtained in exchange for new operating lease liability during 2019 were $0.3 million. The cash paid for amounts included in the measurement of lease liabilities approximates our operating lease cost for the year ended December 31, 2019.

Note 12 - Leases ( continued)

Undiscounted maturities of operating lease payments as of December 31, 2019 are summarized as follows (in thousands):

2020	$3,349
2021	2,563
2022	1,580
2023	1,201
2024	769
Thereafter	576
Total future minimum lease payments	$10,038
Less: amount representing interest	(1,400)
Present value of future minimum lease payments	$8,638
One of the Company's indirect wholly-owned subsidiaries enter into a lease agreement as tenant related to a property in Israel. Such lease agreement provides that we will lease a new building of approximately 121,400 square feet. The Company expects to commence occupancy in the second half of 2020.
Rent expense on operating leases prior to adoption of ASC 842 was $3.6 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively.

The following are the future minimum lease payments (excluding related party leases as described in Note 17) with initial or remaining noncancellable lease terms in excess of one year as of December 31, 2018 ( in thousands):

2019	$3,580
2020	2,126
2021	997
2022	725
2023	503
Thereafter	336
Total lease payments	$8,267

Note 13 – Segment and Geographic Data
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

Note 13 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2019
Net third-party revenues	$131,803	$64,357	$87,798	$—	$283,958
Intersegment revenues	4,067	1,068	463	(5,598)	—
Gross profit	53,292	18,022	40,303	—	111,617
Segment operating income (loss)	29,873	8,643	21,058	(30,926)	28,648
Acquisition costs	—	—	443	—	443
Executive severance costs	—	—	—	611	611
Restructuring costs	86	2,041	—	166	2,293
Depreciation and amortization expense	5,870	2,442	2,200	1,283	11,795
Capital expenditures	7,011	2,237	1,243	38	10,529
Total assets	116,920	75,885	158,597	19,011	370,413

2018
Net third-party revenues	$141,009	$73,186	$85,599	$—	$299,794
Intersegment revenues	3,878	1,365	577	(5,820)	—
Gross profit	61,562	20,001	39,704	—	121,267
Segment operating income (loss)	38,404	10,514	20,508	(32,203)	37,223
Impairment of goodwill and indefinite-lived intangibles	2,820	—	—	—	2,820
Restructuring costs	—	289	—	—	289
Depreciation and amortization expense	5,173	2,323	2,121	1,014	10,631
Capital expenditures	9,239	2,483	1,370	147	13,239
Total assets	132,918	82,637	95,954	14,874	326,383

2017
Net third-party revenues	$116,272	$65,446	$72,632	$—	$254,350
Intersegment revenues	2,316	1,346	911	(4,573)	—
Gross profit	47,755	18,192	32,336	—	98,283
Segment operating income (loss)	26,426	9,274	14,770	(27,982)	22,488
Restructuring costs	85	849	602	508	2,044
Depreciation and amortization expense	4,946	2,537	2,133	1,010	10,626
Capital expenditures	4,519	4,297	823	453	10,092
Total assets	119,175	77,756	97,007	12,613	306,551

Note 13 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Unallocated selling, general, and administrative expenses	$(27,579)	$(29,094)	$(25,938)
Acquisition costs	(443)	—	—
Impairment of goodwill and indefinite-lived intangibles	—	(2,820)	—
Executive severance costs	(611)	—	—
Restructuring costs	(2,293)	(289)	(2,044)
	$(30,926)	$(32,203)	$(27,982)
The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2019	2018
United States	$12,009	$10,933
United Kingdom	4,011	3,960
Other Europe	1,498	1,430
Israel	22,903	22,682
Asia	19,118	19,090
Canada and Other	1,731	1,324
	$61,270	$59,419

Note 14 – Earnings Per Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of stock options and restricted stock units (see Note 10), and other potentially dilutive securities.

Note 14 – Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2019	2018	2017
Numerator:

Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$22,188	$23,646	$14,345
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	6	24
Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$22,188	$23,652	$14,369
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,515	13,439	13,262
Effect of dilutive securities:
Exchangeable notes	—	22	145
Restricted stock units	82	74	64
Dilutive potential common shares	82	96	209
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,597	13,535	13,471

Basic earnings per share attributable to VPG stockholders	$1.64	$1.76	$1.08

Diluted earnings per share attributable to VPG stockholders	$1.63	$1.75	$1.07

Note 15 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2019	2018	2017
Foreign exchange loss	$(1,638)	$(279)	$(724)
Interest income	622	506	167
Pension expense	(643)	(1,682)	(863)
Other	958	(41)	1,337
	$(701)	$(1,496)	$(83)

Note 15 – Additional Financial Statement Information (continued)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains/(losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Euro, India Rupee and the Canadian dollar.
Pension expense represents the net periodic benefit cost excluding the service cost. In 2018, the Company recognized a settlement loss of $0.7 million related to measures taken to de-risk the UK pension schemes as discussed in Note 9 to the consolidated financial statements.
Included in Other for the year ended December 31, 2019, is a one-time $0.8 million gain on liquidation of one of the Company's subsidiaries.
Included within Other, for the year ended December 31, 2017, is net proceeds of $1.5 million related to a lease termination payment at the Company's Tianjin, People's Republic of China location. The relocation of operation in Tianjin was completed in 2018.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Customer advance payments	$4,561	$5,328
Accrued restructuring	604	159
Goods received, not yet invoiced	1,561	1,819
Accrued taxes, other than income taxes	1,167	2,293
Accrued commissions	2,149	2,203
Accrued professional fees	1,082	1,775
Lease liability - current	2,827	—
Other	5,002	3,454
	$18,953	$17,031

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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2019 and December 31, 2018 include a $8.0 million and $7.7 million liability, respectively, associated with Israeli severance requirements in other liabilities.

Executive Severance
During the second fiscal quarter of 2019, the Company recorded $0.6 million of severance costs associated with the resignation of an executive officer of the Company. The severance costs consisted of payments and other benefits as specified in the executive officer's separation agreement.

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2019		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,169	$53	$5,116	$—

As of December 31, 2018		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$4,641	$87	$4,554	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2019 and December 31, 2018, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs at December 31, 2019 and December 31, 2018 approximates its carrying value, as the revolving debt and term loans are reset quarterly based on current market rates, plus a base rate as specified in the 2015 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

Note 17 – Related Party Transactions
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

Note 18 – Subsequent Events
Executive RSU grant
On March 5, 2020, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.2 million and were comprised of 44,269 RSUs. Twenty-five percent of these awards will vest on January 1, 2023, subject to the executives continued employment. The performance-based portion of the RSUs will also vest on January 1, 2023, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals.

Note 19 – Summary of Quarterly Financial Information (Unaudited)

(in thousands, except per share amounts)	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Operations data:
Net revenues	$76,525	$70,870	$67,421	$69,142	$73,091	$74,231	$75,490	$76,982
Gross profit	33,051	28,609	25,790	24,167	28,505	31,366	30,580	30,816
Operating income	12,603	8,102	6,186	1,757	8,186	11,315	10,631	7,091
Net earnings	8,326	5,580	4,530	3,859	4,958	7,683	7,567	3,437
Less: net earnings attributable to noncontrolling interests	83	15	21	(12)	(30)	(10)	20	19
Net earnings attributable to VPG stockholders	8,243	5,565	4,509	3,871	4,988	7,693	7,547	3,418
Per Share Data: (b)
Basic earnings per share	$0.61	$0.41	$0.33	$0.29	$0.37	$0.57	$0.56	$0.25
Diluted earnings per share	$0.61	$0.41	$0.33	$0.28	$0.37	$0.57	$0.56	$0.25
Certain Items Recorded during the Quarters:
Acquisition purchase accounting adjustments	$—	$—	$—	$1,254	$—	$—	$—	$—
Acquisition costs	—	—	—	443	—	—	—	—
Executive severance costs	—	611	—	—	—	—	—	—
Impairment of goodwill and indefinite-lived intangibles	—	—	—	—	—	—	—	2,820
UK pension settlement	—	—	—		—	—	—	673
Restructuring costs	—	—	547	1,746	—	61	228	—
Tax effect of reconciling items and discrete tax items	—	—	80	3,663	—	9	35	(377)

(a)
The Company reports interim financial information for the 13-week periods beginning on a Sunday and ending on a Saturday, except for the first fiscal quarter, which always begins on January 1, and the fourth fiscal quarter, which always ends on December 31. The first, second, third, and fourth quarters of 2019 ended on March 30, June 29, September 28, and December 31, respectively. The first, second, third, and fourth quarters of 2018 ended on March 31, June 30, September 29, and December 31, respectively.

(b)	Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.