Form 10-Q
period 2020-03-28
Vishay Precision Group, Inc.
filed 2020-05-05
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2020, the registrant had 12,544,195 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
March 28, 2020

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	March 28, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,731	$86,910
Accounts receivable, net	46,958	43,198
Inventories:
Raw materials	25,712	21,701
Work in process	19,062	23,128
Finished goods	19,198	22,066
Inventories, net	63,972	66,895

Prepaid expenses and other current assets	16,616	15,558
Total current assets	210,277	212,561

Property and equipment, at cost:
Land	4,172	4,243
Buildings and improvements	52,136	52,708
Machinery and equipment	112,204	111,492
Software	9,486	9,384
Construction in progress	3,955	2,485
Accumulated depreciation	(120,744)	(119,042)
Property and equipment, net	61,209	61,270

Goodwill	34,511	35,018

Intangible assets, net	32,937	34,198

Other assets	25,867	27,366
Total assets	$364,801	$370,413

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (continued) (In thousands)

	March 28, 2020	December 31, 2019
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$7,937	$8,869
Payroll and related expenses	17,096	16,312
Other accrued expenses	20,687	18,953
Income taxes	1,631	261
Current portion of long-term debt	115	44,516
Total current liabilities	47,466	88,911

Long-term debt, less current portion	40,599	17
Deferred income taxes	3,478	3,478
Other liabilities	18,631	20,586
Accrued pension and other postretirement costs	15,520	15,669
Total liabilities	125,694	128,661

Commitments and contingencies

Equity:
Common stock	1,316	1,312
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	196,709	197,125
Retained earnings	92,600	89,288
Accumulated other comprehensive loss	(43,203)	(37,703)
Total Vishay Precision Group, Inc. stockholders' equity	238,760	241,360
Noncontrolling interests	347	392
Total equity	239,107	241,752
Total liabilities and equity	$364,801	$370,413

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net revenues	$67,696	$76,525
Costs of products sold	42,631	43,474
Gross profit	25,065	33,051

Selling, general, and administrative expenses	20,291	20,448
Restructuring costs	130	—
Operating income	4,644	12,603

Other income (expense):
Interest expense	(461)	(388)
Other	683	(772)
Other income (expense)	222	(1,160)

Income before taxes	4,866	11,443

Income tax expense	1,574	3,117

Net earnings	3,292	8,326
Less: net (loss) earnings attributable to noncontrolling interests	(20)	83
Net earnings attributable to VPG stockholders	$3,312	$8,243

Basic earnings per share attributable to VPG stockholders	$0.24	$0.61
Diluted earnings per share attributable to VPG stockholders	$0.24	$0.61

Weighted average shares outstanding - basic	13,541	13,495
Weighted average shares outstanding - diluted	13,586	13,563

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net earnings	$3,292	$8,326

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,341)	581
Pension and other postretirement actuarial items, net of tax	(159)	105
Other comprehensive (loss) income	(5,500)	686

Total comprehensive (loss) income	(2,208)	9,012

Less: comprehensive (loss) income attributable to noncontrolling interests	(20)	83

Comprehensive income attributable to VPG stockholders	$(2,188)	$8,929

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 28, 2020	March 30, 2019
Operating activities
Net earnings	$3,292	$8,326
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,199	2,854
Loss from extinguishment of debt	30	—
(Gain) loss on disposal of property and equipment	(3)	1
Share-based compensation expense	379	514
Inventory write-offs for obsolescence	631	489
Deferred income taxes	(233)	313
Other	(1,137)	(2,367)
Net changes in operating assets and liabilities:
Accounts receivable, net	(4,956)	850
Inventories, net	1,449	(1,507)
Prepaid expenses and other current assets	(1,380)	(3,484)
Trade accounts payable	(617)	628
Other current liabilities	5,642	1,488
Net cash provided by operating activities	6,296	8,105

Investing activities
Capital expenditures	(3,344)	(3,334)
Proceeds from sale of property and equipment	15	29
Net cash used in investing activities	(3,329)	(3,305)

Financing activities
Principal payments on long-term debt	(33)	(1,155)
Repayments of principal upon termination of long-term borrowings	(3,352)	—
Debt issuance costs	(402)	—
Distributions to noncontrolling interests	(25)	(34)
Payments of employee taxes on certain share-based arrangements	(813)	(795)
Net cash used in financing activities	(4,625)	(1,984)
Effect of exchange rate changes on cash and cash equivalents	(2,521)	169
Increase in cash and cash equivalents	(4,179)	2,985

Cash and cash equivalents at beginning of period	86,910	90,159
Cash and cash equivalents at end of period	$82,731	$93,144

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(3,178)	$(1,986)
Supplemental disclosure of financing transactions:
Non-cash extinguishment of long-term debt facility (see Note 7)	$(7,020)	$—
Non-cash refinancing of revolving facility (see Note 7)	$7,020	$—
Capital expenditures accrued but not yet paid as of March 28, 2020 were $1,016 .

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Three Fiscal Months Ended March 28, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings (loss)	—	—	—	—	3,312	—	3,312	(20)	3,292
Other comprehensive loss	—	—	—	—	—	(5,500)	(5,500)	—	(5,500)
Share-based compensation expense	—	—	—	379	—	—	379	—	379
Restricted stock issuances (44,189 shares)	4	—	—	(795)	—	—	(791)	—	(791)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at March 28, 2020	$1,316	$103	$(8,765)	$196,709	$92,600	$(43,203)	$238,760	$347	$239,107

	Three Fiscal Months Ended March 30, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	8,243	—	8,243	83	8,326
Other comprehensive income	—	—	—	—	—	686	686	—	686
Share-based compensation expense	—	—	—	514	—	—	514	—	514
Restricted stock issuances (37,187shares)	4	—	—	(602)	—	—	(598)	—	(598)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	531	—	531	—	531
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34)	(34)
Balance at March 30, 2019	$1,311	$103	$(8,765)	$196,578	$75,343	$(36,779)	$227,791	$87	$227,878

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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020. The results of operations for the fiscal quarter ended March 28, 2020 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2020 and 2019 end on the following dates:

	2020	2019
Quarter 1	March 28,	March 30,
Quarter 2	June 27,	June 29,
Quarter 3	September 26,	September 28,
Quarter 4	December 31,	December 31,
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replace the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company adopted this ASU, effective January 1, 2020, using the modified retrospective approach, and the effect on the Company's consolidated condensed financial statements and related disclosures was not material.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." This ASU modifies the disclosures on fair value measurements by removing the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted this ASU effective January 1, 2020, and the effect on the Company's disclosures in its consolidated condensed financial statements was not material.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit and pension and other postretirement plans. The amendments in this ASU are effective

Note 1 – Basis of Presentation (continued)

for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

In December 2019, the FASB issued ASU No. ASU 2019-12, "Simplifying the Accounting for Income Taxes". This ASU amends Accounting Standards Codification ("ASC") 740 by removing certain exceptions to the general principles, clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended March 28, 2020				Fiscal quarter ended March 30, 2019
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$11,934	$8,392	$8,889	$29,215	$16,909	$8,052	$5,033	$29,994
United Kingdom	950	1,980	3,712	6,642	841	3,177	4,344	8,362
Other Europe	7,713	2,374	3,744	13,831	8,103	3,024	4,542	15,669
Israel	2,955	97	—	3,052	2,979	119	—	3,098
Asia	6,925	1,852	1,671	10,448	8,217	2,360	2,574	13,151
Canada	—	—	4,508	4,508	—	—	6,251	6,251
Total	$30,477	$14,695	$22,524	$67,696	$37,049	$16,732	$22,744	$76,525

The following table disaggregates net revenue from contracts with customers by market sector (in thousands). The Company revised its market sector categories beginning in 2020. Prior year data has been reclassified to reflect the current market sectors.

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Test & Measurement	$14,345	$17,621
Avionics, Military & Space	6,160	8,115
Transportation	8,244	9,619
Other Markets	13,128	12,924
Industrial Weighing	12,467	14,437
General Industrial	4,039	5,622
Steel	9,313	8,187
Total	$67,696	$76,525

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

Note 2 – Revenues (continued)

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2019	$3,937	$4,561
Balance at March 28, 2020	4,218	5,908
Increase	$281	$1,347

The amount of revenue recognized during the three fiscal months ended March 28, 2020 that was included in the contract liability balance at December 31, 2019 was $2.3 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.

Note 3 – Acquisitions
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

Working capital (a)	$6,874
Property and equipment	1,727
Long-term deferred income tax liability	(4,321)
Non-controlling interest	(299)
Intangible assets:
Patents and acquired technology	10,250
Customer relationships	4,344
Trade names	3,300
Total intangible assets	17,894
Fair value of acquired identifiable assets	21,875
Purchase price	$40,481
Goodwill	$18,606
(a) Working capital accounts include accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, and accrued payroll.
The fair value of the contingent consideration as of November 1, 2019 and March 28, 2020 was zero. The weighted average useful lives for the patents and acquired technology and customer relationships are 16 years, and 15 years, respectively. Most of the goodwill associated with DSI will be deductible for income tax purposes. The Company recorded acquisition costs associated with this transaction of $0.4 million during the fourth quarter of 2019.
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DSI acquisition had been consummated on January 1, 2019:

Note 3 - Acquisitions ( continued)

Fiscal quarter ended
March 30, 2019
Pro forma net revenues	$83,622

Pro forma net earnings attributable to VPG stockholders	$11,831

Pro forma basic earnings per share attributable to VPG stockholders	$0.88
Pro forma diluted earnings per share attributable to VPG stockholders	$0.87

Note 4 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment			Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2019	$35,018	$6,559	$18,606	$6,311	$3,542
Foreign currency translation adjustment	(507)	(500)	(7)	—	—
Balance at March 28, 2020	$34,511	$6,059	$18,599	$6,311	$3,542

Note 5 – Leases
Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective method of applying the new standard at the adoption date. The Company determines if an arrangement is or contains a lease at inception or modification of such agreement. The arrangement is or contains a lease if the contract conveys the right to control the use of the identified asset for a period in exchange for consideration.
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
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to six years. The Company has no finance leases.

Note 5 - Leases (continued)

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	Classification on Balance Sheet	March 28, 2020	December 31, 2019

Assets
Operating lease right of use asset	Other Assets	$8,143	$8,691

Liabilities
Operating lease - current	Other Accrued Expenses	$2,628	$2,827
Operating lease - non-current	Other Liabilities	$5,333	$5,811
Other information related to lease term and discount rate is as follows:

March 28, 2020
Operating leases weighted average remaining lease term (in years)	3.44 years
Operating leases weighted average discount rate	5.02%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Operating lease cost	$874	$823
Variable lease cost	—	—
Short-term lease cost	23	27
Total lease cost	$897	$850

Right of use assets obtained in exchange for new operating lease liability during 2020 were $0.3 million. The cash paid for amounts included in the measurement of lease liabilities approximates our operating lease cost for the three months ended March 28, 2020.
Undiscounted maturities of operating lease payments as of March 28, 2020 are summarized as follows (in thousands):

2020 (excluding the three months ended March 28, 2020)	$2,496
2021	2,642
2022	1,653
2023	1,163
2024	742
Thereafter	538
Total future minimum lease payments	$9,234
Less: amount representing interest	(1,273)
Present value of future minimum lease payments	$7,961
One of the Company's indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. Such lease agreement provides that we will lease a new building containing approximately 121,400 square feet. The Company expects to commence occupancy in the second half of 2020.
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended March 28, 2020 was 32.3% compared to 27.2% for the fiscal quarter ended March 30, 2019.

Note 6 - Income Taxes (continued)

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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 28, 2020	December 31, 2019
2020 Credit Agreement - Revolving Facility	$41,020	$—
2015 Credit Agreement - Revolving Facility	—	34,000
2015 Credit Agreement - U.S. Closing Date Term Facility	—	2,038
2015 Credit Agreement - U.S. Delayed Draw Term Facility	—	4,982
2015 Credit Agreement - Canadian Term Facility	—	3,476
Other debt	115	149
Deferred financing costs	(421)	(112)
Total long-term debt	40,714	44,533
Less: current portion	115	44,516
Long-term debt, less current portion	$40,599	$17
2020 Credit Agreement
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility was revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the Company’s existing revolving credit facility in the amount of $34 million and the Company’s existing term loans as follows: (1) the “2015 U.S. Closing Date Term Facility” in an aggregate principal amount of $2.0 million; and (2) the "2015 U.S. Delayed Draw Term Facility" in an aggregate principal amount of $5.0 million. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025.
Interest payable on amounts borrowed under the 2020 Revolving Facility is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR or CDOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 1.50% to 2.75% per annum is added to the applicable LIBOR or CDOR rate to determine the interest payable on the Libor or CDOR loans. The Company is required to pay a quarterly fee of 0.25% per annum to 0.40% per annum on the unused portion of the 2020 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific

Note 7 - Long-Term Debt (continued)

financial ratios. The financial maintenance covenants include interest coverage ratio and a leverage ratio. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2020	$(30,761)	$(6,942)	$(37,703)
Other comprehensive loss before reclassifications	(5,341)	—	(5,341)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(159)	(159)
Balance at March 28, 2020	$(36,102)	$(7,101)	$(43,203)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2019	$(31,319)	$(6,146)	$(37,465)
Other comprehensive loss before reclassifications	581	—	581
Amounts reclassified from accumulated other comprehensive income (loss)	—	105	105
Balance at March 30, 2019	$(30,738)	$(6,041)	$(36,779)
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
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended March 28, 2020		Fiscal quarter ended March 30, 2019
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$99	$31	$83	$31
Interest cost	129	33	157	45
Expected return on plan assets	(111)	—	(133)	—
Amortization of actuarial losses	77	34	50	39
Net periodic benefit cost	$194	$98	$157	$115

Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At March 28, 2020, the Company had reserved 387,201 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.

Note 10 - Share-Based Compensation (continued)

On March 5, 2020, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.2 million and were comprised of 44,269 RSUs. Twenty-five percent of these awards will vest on January 1, 2023, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2023, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals, each weighted equally.
On March 16, 2020, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate grant-date fair value of $0.4 million and were comprised of 18,940 RSUs. Twenty-five percent of these awards will vest on January 1, 2023 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2023, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

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

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Restricted stock units	$379	$514
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

Note 11 - Segment Information (continued)

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net revenues:
Foil Technology Products	$30,477	$37,049
Force Sensors	14,695	16,732
Weighing and Control Systems	22,524	22,744
Total	$67,696	$76,525

Gross profit:
Foil Technology Products	$11,201	$16,579
Force Sensors	3,572	5,061
Weighing and Control Systems	10,292	11,411
Total	$25,065	$33,051

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$5,384	$10,306
Force Sensors	1,204	2,535
Weighing and Control Systems	4,668	6,575
Unallocated G&A expenses	(6,482)	(6,813)
Restructuring costs	(130)	—
Operating income	$4,644	$12,603

Restructuring costs:
Foil Technology Products	$(130)	$—
	$(130)	$—
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Foil Technology Products to Force Sensors and Weighing and Control Systems	$724	$933
Force Sensors to Foil Technology Products and Weighing and Control Systems	$—	$427
Weighing and Control Systems to Foil Technology Products and Force Sensors	$87	$153

Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$3,312	$8,243

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,541	13,495

Effect of dilutive securities:
Restricted stock units	45	68
Dilutive potential common shares	45	68

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,586	13,563

Basic earnings per share attributable to VPG stockholders	$0.24	$0.61

Diluted earnings per share attributable to VPG stockholders	$0.24	$0.61

Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Foreign exchange gain (loss)	$900	$(736)
Interest income	67	155
Pension expense	(159)	(158)
Other	(125)	(33)
	$683	$(772)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended March 28, 2020, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar and the British pound.

Note 14 – Fair Value Measurements
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 28, 2020
Assets
Assets held in rabbi trusts	$4,727	$117	$4,610	$—

December 31, 2019
Assets
Assets held in rabbi trusts	$5,169	$53	$5,116	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 28, 2020 and December 31, 2019, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

Note 14 - Fair Value Measurements (continued)

The fair value of the long-term debt, excluding capitalized deferred financing costs, at March 28, 2020 and December 31, 2019 approximates its carrying value. The revolving debt and term loans are reset on a quarterly basis based on current market rates, plus a base rate as specified in the corresponding debt agreements. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
Note 15 – Restructuring Costs
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
The Company recorded $0.1 million and $0.0 million of restructuring costs during the fiscal quarter ended March 28, 2020 and March 30, 2019, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of March 28, 2020 and December 31, 2019, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2019	$604
Restructuring charges in 2020	130
Cash payments	(380)
Foreign currency translation	(11)
Balance at March 28, 2020	$343

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
Impact of COVID-19 on Our Business
The COVID-19 pandemic has resulted, and is likely to continue to result, in economic disruption and has adversely affected and will likely continue to adversely affect our business. Uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. As previously disclosed, the Company's force sensor manufacturing facility in Tianjin, China was closed for three weeks due to governmental restrictions related to the COVID-19 pandemic. The closure of our Tianjin facility ended in February 2020, but had a negative impact on our financial performance in the quarter ended March 28, 2020. Our force sensor manufacturing facility in India had also been operating with a significantly reduced workforce since late March 2020. The Indian government has allowed us to resume partial operations at such factory effective May 4, 2020, and we expect that the Indian government will allow businesses such as ours to resume full operations on May 17, 2020. As of the date of this filing, all of the Company's facilities continue to operate, at least partially, as we believe that our business is “critical,” “essential” or “life-sustaining” under applicable laws, orders and guidelines, although they are operating with reduced numbers of personnel and following social distancing protocols. Factors related to the COVID-19 response that have negatively impacted and may negatively impact our results of operations in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or our ability to procure from other manufacturers, the materials we need to produce the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home, including, notably, with respect to our manufacturing facility in India where a material portion of our force sensor components and products are made; limitations on the ability of commercial carriers to deliver our products to customers; and limitations on the ability of our customers to conduct their business and purchase our products and services. We expect that many of our customers have closed or significantly reduced their operations due to the COVID-19 pandemic, and such actions may result in customer orders from the first and second quarters of 2020 being delayed to the third or fourth quarter of 2020 or later. We also expect the operating results of our Force Sensors and Weighing and Control Systems segments in at least the second quarter of 2020 to be negatively impacted, potentially significantly, by the partial closure of our India force sensor manufacturing facility during March, April and a portion of May 2020 and softer demand across the majority of our Weighing and Control Systems markets due to the impact of COVID-19 on key end-markets, such as transportation and industrial weighing. In particular, and assuming a full reopening of our India force sensor manufacturing facility on May 17, 2020, which is the current date that the Indian government has given for a full reopening, we expect revenues from our Force Sensors segment to be reduced by $5 million to $7 million and operating profit to be impacted by $3.5 million in the second quarter of 2020. If the operations restrictions on our Indian facility are not lifted on May 17, 2020 as we expect, we anticipate an additional negative impact on our results of operation.
In light of the adverse effects of the COVID-19 pandemic, we are evaluating factors impacting our liquidity and taking actions to reduce costs and spending across our organization. This includes reducing hiring, adjusting salary programs, and limiting discretionary spending. We have also reduced anticipated spending on capital investment projects.
We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. We are currently unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources.
Overview of Financial Results
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
Net revenues for the fiscal quarter ended March 28, 2020 were $67.7 million versus $76.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 28, 2020 were $3.3 million, or $0.24 per diluted share, versus $8.2 million, or $0.61 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended March 28, 2020 and March 30, 2019 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating performance for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three fiscal months ended	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
As reported - GAAP	25,065	33,051	4,644	12,603	$3,312	$8,243	$0.24	$0.61
As reported - GAAP Margins	37.0%	43.2%	6.9%	16.5%
Acquisition purchase accounting adjustments (a)	515	—	515	—	515	—	0.04	—
Restructuring costs		—	130	—	130	—	0.01	—
Less: Tax effect of reconciling items and discrete tax items		—		—	7	—	—	—
As Adjusted - Non GAAP	$25,580	$33,051	$5,289	$12,603	$3,950	$8,243	$0.29	$0.61
As Adjusted - Non GAAP Margins	37.8%	43.2%	7.8%	16.5%

(a)	Acquisition purchase accounting adjustments in 2020 include fair market value adjustments associated with inventory recorded as a component of costs of products sold.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2019 through the first quarter of 2020 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2019	2019	2019	2019	2020
Net revenues	$76,525	$70,870	$67,421	$69,142	$67,696

Gross profit margin	43.2%	40.4%	38.3%	35.0%	37.0%

End-of-period backlog	$87,100	$83,400	$79,300	$90,900	$94,300

Book-to-bill ratio	0.92	0.94	0.96	1.15	1.08

Inventory turnover	2.77	2.66	2.60	2.72	2.58

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2019	2019	2019	2019	2020
Foil Technology Products
Net revenues	$37,049	$32,999	$32,119	$29,636	$30,477
Gross profit margin	44.7%	43.6%	37.3%	34.9%	36.7%
End-of-period backlog	$44,000	$42,100	$38,900	$44,600	$51,700
Book-to-bill ratio	0.88	0.93	0.91	1.18	1.25
Inventory turnover	2.97	2.65	2.79	2.66	2.74

Force Sensors
Net revenues	$16,732	$16,349	$16,217	$15,059	$14,695
Gross profit margin	30.2%	26.9%	30.4%	24.2%	24.3%
End-of-period backlog	$17,400	$16,400	$15,200	$17,100	$16,900
Book-to-bill ratio	0.98	0.95	0.94	1.11	1.02
Inventory turnover	2.29	2.39	2.30	2.43	2.64

Weighing and Control Systems
Net revenues	$22,744	$21,522	$19,085	$24,447	$22,524
Gross profit margin	50.2%	45.6%	46.6%	41.6%	45.7%
End-of-period backlog	$25,700	$24,900	$25,200	$29,200	$25,700
Book-to-bill ratio	0.93	0.95	1.04	1.15	0.90
Inventory turnover	3.07	3.03	2.61	3.10	2.31
Net revenues for the first quarter of 2020 decreased 2.1% from the fourth quarter of 2019 mainly due to decreased volume in the Force Sensors and Weighing and Control Systems segments, partially offset by volume improvement in the Foil Technology Products segment. Net revenues decreased 11.5% from the first quarter of 2019 due to decreased volume in all of the reporting segments.
Net revenues in the Foil Technology Products reporting segment increased 2.8% compared to the fourth quarter of 2019 and decreased 17.7% from the first quarter of 2019. The sequential increase in revenue was attributable to precision resistor products in all regions for distribution and EMS customers, primarily in the avionics, military and space, as well as test and measurement end markets. Compared to the first quarter of 2019, the decrease in revenues was primarily attributable to precision resistor products in all regions for distribution, OEM and EMS customers, primarily in the test and measurement end market. The decrease was also reflected in the Americas and Asia for end customers in the avionics, military and space end market for the Pacific Instrument product line.
Net revenues in the Force Sensors reporting segment decreased 2.4% from the fourth quarter of 2019 and decreased 12.2% from the first quarter of 2019. The sequential decrease in revenue was attributable to distribution customers in the industrial weighing market, mainly in the Americas and Asia. Compared to the first quarter of 2019, the decrease in revenues was mainly due to lower volume from distribution and OEM customers in the industrial weighing market, mainly in the Americas and in Europe.
Net revenues in the Weighing and Control Systems reporting segment decreased 7.9% from the fourth quarter of 2019 and decreased 1.0% from the first quarter of 2019. Sequentially, the lower net revenues are primarily attributable to a reduction in the steel product line in the Americas and in Asia for end user customers. Compared to the first quarter of 2019, the decrease in revenues are attributable to our KELK steel product line in the Americas and in Europe, onboard weighing product line for the transportation end market in Europe, and the European process weighing product line, mostly offset with the additional revenues of Dynamic Systems Inc. ("DSI"), which was acquired in November 2019.
Overall gross profit margin in the first quarter of 2020 increased 2% as compared to the fourth quarter of 2019 and decreased 6.2% from the first quarter of 2019.
Sequentially, the Foil Technology Products segment gross profit margin increased primarily due to higher volume. The Force Sensors segment gross profit margin was flat as the favorable impact from cost savings initiatives offset lower volume and a reduction in export grants. In the Weighing and Control Systems segment, the gross profit margin was 45.7% (48.0% excluding the purchasing accounting adjustments of $0.5 million related to the DSI acquisition) compared to 41.6% (46.8% excluding the purchase accounting adjustment of $1.3 million related to the DSI acquisition). The increase was mainly due to manufacturing efficiencies which were partially offset by lower volume.
Compared to the first quarter of 2019, the Foil Technology Products reporting segment had a lower gross profit margin primarily due to lower volume, negative impact of foreign exchange rates and inventory reductions. The Force Sensors reporting segment decrease in gross profit margin was primarily due to lower volume, a reduction in export grants, negative impact of foreign exchange, and inventory reductions, which was partially offset by cost savings initiatives. In the Weighing and Control Systems segment, the gross profit margin of 45.7% (48.0% excluding the purchasing accounting adjustments of $0.5 million related to the DSI acquisition) decreased from the first quarter of 2019 primarily due to unfavorable product mix.
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
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we recently signed a long-term lease for a state- of-the-art facility to be constructed in Israel to support our advanced sensors business.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2020.
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

Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended March 28, 2020, exchange rates decreased net revenues by $0.6 million, and increased costs of products sold and selling, general, and administrative expenses by $0.4 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of March 28, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Costs of products sold	63.0%	56.8%
Gross profit	37.0%	43.2%
Selling, general, and administrative expenses	30.0%	26.7%
Operating income	6.9%	16.5%
Income before taxes	7.2%	15.0%
Net earnings	4.9%	10.9%
Net earnings attributable to VPG stockholders	4.9%	10.8%

Effective tax rate	32.3%	27.2%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net revenues	$67,696	$76,525
Change versus comparable prior year period	$(8,829)
Percentage change versus prior year period	(11.5)%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(16.1)%
Change in average selling prices	0.6%
Foreign currency effects	(0.8)%
Acquisitions	4.8%
Net change	(11.5)%
During the fiscal quarter ended March 28, 2020, net revenues decreased 11.5%, as compared to the comparable prior year period due to decreased volume in all of the reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Gross profit margin	37.0%	43.2%
The gross profit margin for the fiscal quarter ended March 28, 2020 decreased 6.2% compared to the comparable prior year period, with all reporting segments contributing to the decline.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net revenues	$30,477	$37,049
Change versus comparable prior year period	$(6,572)
Percentage change versus prior year period	(17.7)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(18.1)%
Change in average selling prices	1.1%
Foreign currency effects	(0.7)%
Net change	(17.7)%
Net revenues decreased 17.7% for the fiscal quarter ended March 28, 2020 as compared to the comparable prior year period. This decrease in revenues was primarily attributable to precision resistor products in all regions for distribution, OEM and EMS customers, primarily in the test and measurement end market. The decrease was also reflected in the Americas and Asia for end customers in the avionics, military and space end market for the Pacific Instrument product line.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Gross profit margin	36.7%	44.7%
The gross profit margin decreased 8.0% for the fiscal quarter ended March 28, 2020, when compared to the comparable prior year period primarily due to lower volume, negative impact of foreign exchange rates and inventory reductions.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net revenues	$14,695	$16,732
Change versus comparable prior year period	$(2,037)
Percentage change versus prior year period	(12.2)%

Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(11.8)%
Change in average selling prices	0.4%
Foreign currency effects	(0.8)%
Net change	(12.2)%
Net revenues decreased 12.2% for the fiscal quarter ended March 28, 2020, as compared to the comparable prior year period. The decrease for the fiscal quarter ended March 28, 2020 was attributable to lower revenues from distribution and OEM customers in the industrial weighing market, mainly in the Americas and in Europe.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Gross profit margin	24.3%	30.2%
The gross profit margin for the fiscal quarter ended March 28, 2020 decreased 5.9% compared to the comparable prior year period. This decrease was primarily due to lower volume, a reduction in export grants, negative impact of foreign exchange, and inventory reductions, which was partially offset by cost savings initiatives.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Net revenues	$22,524	$22,744
Change versus comparable prior year period	$(220)
Percentage change versus prior year period	(1.0)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(15.9)%
Change in average selling prices	0.0%
Foreign currency effects	(1.2)%
Acquisitions	16.1%
Net change	(1.0)%

Net revenues decreased 1.0% for the fiscal quarter ended March 28, 2020, as compared to the comparable prior year period. For the fiscal quarter ended March 28, 2020, the decline in net revenues is attributable to our KELK steel product line in the Americas and in Europe, onboard weighing product line for the transportation end market in Europe, and the European process weighing product line, mostly offset with the additional revenues of DSI, which was acquired in November 2019.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Gross profit margin	45.7%	50.2%
The gross profit margin for the fiscal quarter ended March 28, 2020 of 45.7% (48.0% excluding the purchasing accounting adjustments of $0.5 million related to the DSI acquisition) decreased from the first quarter of 2019 primarily due to unfavorable product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019
Total SG&A expenses	$20,291	$20,448

As a percentage of net revenues	30.0%	26.7%
SG&A expenses for the fiscal quarter ended March 28, 2020 decreased compared to the comparable prior year period mainly due to lower personnel costs and commissions, offset by SG&A expenses related to DSI.
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
The Company recorded $0.1 million and $0.0 million of restructuring costs during the fiscal quarter ended March 28, 2020 and March 30, 2019, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter ended March 28, 2020 was higher compared with interest expense in the comparable prior year periods mainly due higher outstanding borrowings in the current year from the acquisition of DSI.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 28, 2020	March 30, 2019	Change
Foreign exchange gain (loss)	$900	$(736)	$1,636
Interest income	67	155	(88)
Pension expense	(159)	(158)	(1)
Other	(125)	(33)	(92)
	$683	$(772)	$1,455
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended March 28, 2020, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar and the British pound.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended March 28, 2020 was 32.3% compared to 27.2% for the fiscal quarter ended March 30, 2019. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily due to changes in the mix of worldwide income.
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
In March, 2020, we entered into a third amended and restated credit agreement. The terms of our credit agreement provide for the following facilities: (1) secured revolving facility of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes. The restated credit agreement was used to refinance the Company’s existing revolving credit facility in the amount of $34 million and the Company’s existing term loans as follows: (1) the “2015 U.S. Closing Date Term Facility” in an aggregate principal amount of $2.0 million; (2) the "2015 U.S. Delayed Draw Term Facility" in an aggregate principal amount of $5.0 million. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025.
Interest payable on amounts borrowed under the 2020 Revolving Facility is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR or CDOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 1.50% to 2.75% per annum is added to the applicable LIBOR or CDOR rate to determine the interest payable on the Libor or CDOR loans. The Company is required to pay a quarterly fee of 0.25% per annum to 0.40% per annum on the unused portion of the 2020 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include interest coverage ratio and a leverage ratio. We were in compliance with these covenants at March 28, 2020. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.1 million at March 28, 2020 and $0.1 million at December 31, 2019.
Our business has historically generated significant cash flow. For the three fiscal months ended March 28, 2020, cash provided by operating activities was $6.3 million. Cash provided by operating activities for the three fiscal months ended March 30, 2019 was $8.1 million. Cash provided by operating activities for the three fiscal months ended March 28, 2020 was lower than the cash provided by operating activities for the three fiscal months ended March 30, 2019 due to a decrease in net earnings. Our net cash used in investing activities for the three fiscal months ended March 28, 2020 was comparable with the prior year. Our net cash used by financing activities for the three fiscal months ended March 28, 2020, reflects the repayment of the Canadian term loans and the conversion of the US term loans to revolver under the 2020 credit facility.
Adjusted free cash flow generated during the three fiscal months ended March 28, 2020, was $3.0 million. We refer to the amount of cash provided by operating activities ($6.3 million) in excess of our capital expenditures ($3.3 million) and net of proceeds from the sale of assets ($0.0 million) as “adjusted free cash flow.”

The following table summarizes the components of net cash at March 28, 2020 and December 31, 2019 (in thousands):

	March 28, 2020	December 31, 2019
Cash and cash equivalents	$82,731	$86,910

Third-party debt, including current and long-term:
Term loans	—	10,496
Revolving debt	41,020	34,000
Third-party debt held by Japanese subsidiary	115	149
Deferred financing costs	(421)	(112)
Total third-party debt	40,714	44,533
Net cash	$42,017	$42,377
Measurements such as “adjusted free cash flow” and “net cash" do not have uniform definitions and are not recognized in accordance with U.S. GAAP. Such measures should not be viewed as alternatives to GAAP measures of performance or liquidity. However, management believes that “adjusted free cash flow” is a meaningful measure of our ability to fund acquisitions, and that an analysis of “net cash” assists investors in understanding aspects of our cash and debt management. These measures, as calculated by us, may not be comparable to similarly titled measures used by other companies.
Approximately 95% and 86% of our cash and cash equivalents balance at March 28, 2020 and December 31, 2019, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at March 28, 2020 and December 31, 2019:

	March 28, 2020	December 31, 2019
Israel	30%	23%
Asia	25%	7%
Europe	16%	28%
United States	5%	14%
United Kingdom	16%	17%
Canada	8%	11%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of March 28, 2020, to be indefinitely reinvested.
Our financial condition as of March 28, 2020 remains strong, with a current ratio (current assets to current liabilities) of 4.4 to 1.0, as compared to a ratio of 2.4 to 1.0 at December 31, 2019.
Cash paid for property and equipment for the three fiscal months ended March 28, 2020 was $3.3 million compared to $3.3 million in the comparable prior year period.

Contractual Commitments
Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 11, 2020, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.
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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies (including Dynamic Systems, Inc.); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 "coronavirus") and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures and resource allocations, manufacturing and supply chains; the Company’s status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; the Company’s ability to execute its business continuity, operational and budget plans in light of the COVID-19 outbreak; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended March 28, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020. With the exception of the following, there have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The COVID-19 outbreak could adversely impact our results of operations.

The impact of the COVID-19 outbreak and the spread of the novel coronavirus on a global basis is likely to adversely affect our business in a number of respects, although the extent, nature and timing of such impact cannot be predicted at this time. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to implement restrictions relating to the operation of almost all types of businesses. The closure standards vary from jurisdiction to jurisdiction, but they typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet the requisite standard to remain open, at least partially, in all jurisdictions in which we operate, although there is no assurance that our decision to remain open will not be challenged. As of the date of this filing, all of our manufacturing and other facilities are operating, although some of them are operating at reduced capacity as a result of enacting procedures designed to prevent the spread of the virus, such as social distancing, reduced personnel and staggered shifts. Changing standards regarding what type of facilities are permitted to remain open, as well as evolving interpretations of existing standards, in both the United States and around the globe, could result in the closure of some or all of our facilities. In addition, while the government of India has allowed us to partially reopen our Indian manufacturing facility effective as of May 4, 2020, prior to that date such manufacturing facility, where a material portion of our force sensor products and components are made, had been open with a significantly reduced workforce in light of the business closure requirements and social distancing best practices. We also expect the operating results of our Force Sensors and Weighing and Control Systems segments in at least the second quarter of 2020 to be negatively impacted, potentially significantly, by the partial closure of our India force sensor manufacturing facility during March, April and a portion of May 2020 and softer demand across the majority of our Weighing and Control Systems markets due to the impact of COVID-19 on key end-markets, such as transportation and industrial weighing. In particular, and assuming a full reopening of our India force sensor manufacturing facility on May 17, 2020, which is the current date that the Indianan government has given for a full reopening, we expect revenues from our Force Sensors segment to be reduced by $5 million to $7 million and operating profit to be impacted by $3.5 million in the second quarter of 2020. If the operations restrictions on our Indian facility are not lifted on May 17, 2020 as we expect, we anticipate an additional negative impact on our results of operation.

To date, our supply chain has not experienced significant disruptions, and at this time we do not anticipate any such significant disruptions in the near term. However, our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above, might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the COVID-19 pandemic, or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.

If as a result of the COVID-19 outbreak governments take additional protective actions, or extend the time period for existing protective actions, it may have a material adverse impact on our business and operating results. This could include closures of our facilities or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our business and results of operations. In addition, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, resulting in an economic downturn that has adversely impacted many businesses, including ours. The extent and duration of the impact on the global economy and financial markets from the COVID-19 is difficult to predict, and the extent to which the COVID-19 will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our business and results of operation will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain the COVID-19 or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1	Employment Agreement, dated March 15, 2020, by and between Vishay Advanced Technologies, Ltd. and Amir Tal.
10.2
Third Amended and Restated Credit Agreement, dated March 20, 2020, by and among Vishay Precision Group, Inc., the lenders party thereto, Citizens Bank, National Association, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, National Association (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2020 and incorporated herein by reference).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 28, 2020, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)

Date: May 5, 2020