Form 10-Q
period 2020-06-27
Vishay Precision Group, Inc.
filed 2020-08-04
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 27, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-34679
VISHAY PRECISION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0986328
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)
3 Great Valley Parkway, Suite 150
Malvern, PA, 19355	484-321-5300
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	VPG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2020, the registrant had 12,552,439 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
June 27, 2020

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	June 27, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,197	$86,910
Accounts receivable, net	40,743	43,198
Inventories:
Raw materials	22,899	21,701
Work in process	25,315	23,128
Finished goods	18,521	22,066
Inventories, net	66,735	66,895

Prepaid expenses and other current assets	16,046	15,558
Total current assets	210,721	212,561

Property and equipment, at cost:
Land	4,191	4,243
Buildings and improvements	52,200	52,708
Machinery and equipment	112,888	111,492
Software	9,586	9,384
Construction in progress	10,028	2,485
Accumulated depreciation	(122,893)	(119,042)
Property and equipment, net	66,000	61,270

Goodwill	34,588	35,018
Intangible assets, net	32,611	34,198
Operating lease right-of-use assets	22,401	8,691
Other assets	18,329	18,675
Total assets	$384,650	$370,413

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	June 27, 2020	December 31, 2019
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,350	$8,869
Payroll and related expenses	15,090	16,312
Other accrued expenses	16,984	16,126
Income taxes	1,766	261
Current portion of operating lease liabilities	3,924	2,827
Current portion of long-term debt	85	44,516
Total current liabilities	47,199	88,911

Long-term debt, less current portion	40,592	17
Deferred income taxes	3,477	3,478
Operating lease liabilities	19,032	5,811
Other liabilities	14,409	14,775
Accrued pension and other postretirement costs	15,701	15,669
Total liabilities	140,410	128,661

Commitments and contingencies

Equity:
Common stock	1,317	1,312
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	197,134	197,125
Retained earnings	94,359	89,288
Accumulated other comprehensive loss	(40,084)	(37,703)
Total Vishay Precision Group, Inc. stockholders' equity	244,064	241,360
Noncontrolling interests	176	392
Total equity	244,240	241,752
Total liabilities and equity	$384,650	$370,413
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	June 27, 2020	June 29, 2019
Net revenues	$59,146	$70,870
Costs of products sold	36,036	42,261
Gross profit	23,110	28,609

Selling, general, and administrative expenses	18,640	19,896
Executive severance costs	—	611
Restructuring costs	499	—
Operating income	3,971	8,102

Other income (expense):
Interest expense	(267)	(359)
Other	(1,273)	(160)
Other income (expense)	(1,540)	(519)

Income before taxes	2,431	7,583

Income tax expense	684	2,003

Net earnings	1,747	5,580
Less: net (loss) earnings attributable to noncontrolling interests	(12)	15
Net earnings attributable to VPG stockholders	$1,759	$5,565

Basic earnings per share attributable to VPG stockholders	$0.13	$0.41
Diluted earnings per share attributable to VPG stockholders	$0.13	$0.41

Weighted average shares outstanding - basic	13,571	13,518
Weighted average shares outstanding - diluted	13,609	13,595

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 27, 2020	June 29, 2019
Net revenues	$126,842	$147,395
Costs of products sold	78,667	85,735
Gross profit	48,175	61,660

Selling, general, and administrative expenses	38,931	40,344
Executive severance costs	—	611
Restructuring costs	629	—
Operating income	8,615	20,705
Other income (expense):
Interest expense	(728)	(747)
Other	(590)	(932)
Other income (expense)	(1,318)	(1,679)

Income before taxes	7,297	19,026

Income tax expense	2,258	5,120

Net earnings	5,039	13,906
Less: net (loss) earnings attributable to noncontrolling interests	(32)	98
Net earnings attributable to VPG stockholders	$5,071	$13,808

Basic earnings per share attributable to VPG stockholders	$0.37	$1.02
Diluted earnings per share attributable to VPG stockholders	$0.37	$1.02

Weighted average shares outstanding - basic	13,556	13,506
Weighted average shares outstanding - diluted	13,598	13,579
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	June 27, 2020	June 29, 2019
Net earnings	$1,747	$5,580

Other comprehensive income (loss):
Foreign currency translation adjustment	3,271	370
Pension and other postretirement actuarial items, net of tax	(152)	80
Other comprehensive (loss) income	3,119	450

Comprehensive income	4,866	6,030

Less: comprehensive (loss) income attributable to noncontrolling interests	(12)	15

Comprehensive income attributable to VPG stockholders	$4,878	$6,015

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	June 27, 2020	June 29, 2019
Net earnings	$5,039	$13,906

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,070)	951
Pension and other postretirement actuarial items, net of tax	(311)	185
Other comprehensive (loss) income	(2,381)	1,136

Comprehensive income	2,658	15,042

Less: comprehensive income (loss) attributable to noncontrolling interests	(32)	98

Comprehensive income attributable to VPG stockholders	$2,690	$14,944
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 27, 2020	June 29, 2019
Operating activities
Net earnings	$5,039	$13,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,312	5,619
Loss from extinguishment of debt	30	—
Gain on disposal of property and equipment	(143)	(50)
Share-based compensation expense	757	1,086
Inventory write-offs for obsolescence	1,302	1,389
Deferred income taxes	(146)	379
Other	25	(2,753)
Net changes in operating assets and liabilities:
Accounts receivable, net	2,077	7,085
Inventories, net	(1,383)	(3,288)
Prepaid expenses and other current assets	(632)	(3,301)
Trade accounts payable	1,228	(645)
Other current liabilities	2,229	(2,396)
Net cash provided by operating activities	16,695	17,031

Investing activities
Capital expenditures	(11,018)	(5,764)
Proceeds from sale of property and equipment	378	214
Adjustment to purchase price of a business	156	—
Net cash used in investing activities	(10,484)	(5,550)

Financing activities
Principal payments on long-term debt	(66)	(2,311)
Repayments of principal upon termination of long-term borrowings	(3,352)	—
Debt issuance costs	(402)	—
Purchase of noncontrolling interest	(253)	—
Contributions from noncontrolling interests	117	2
Payments of employee taxes on certain share-based arrangements	(813)	(854)
Net cash used in financing activities	(4,769)	(3,163)
Effect of exchange rate changes on cash and cash equivalents	(1,155)	228
Increase in cash and cash equivalents	287	8,546
Cash and cash equivalents at beginning of period	86,910	90,159
Cash and cash equivalents at end of period	$87,197	$98,705

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(10,290)	$(4,992)
Capital expenditures accrued but not yet paid	$455	$1,077
Supplemental disclosure of financing transactions:
Non-cash extinguishment of long-term debt facility (see Note 7)	$(7,020)	$—
Non-cash refinancing of revolving facility (see Note 7)	$7,020	$—
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended June 27, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 28, 2020	$1,316	$103	$(8,765)	$196,709	$92,600	$(43,203)	$238,760	$347	$239,107
Net earnings (loss)	—	—	—	—	1,759	—	1,759	(12)	1,747
Other comprehensive loss	—	—	—	—	—	3,119	3,119	—	3,119
Share-based compensation expense	—	—	—	378	—	—	378	—	378
Restricted stock issuances ( 8,244 shares)	1	—	—	(1)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	142	142
Balance at June 27, 2020	$1,317	$103	$(8,765)	$197,134	$94,359	$(40,084)	$244,064	$176	$244,240

	Fiscal quarter ended June 29, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 30, 2019	$1,311	$103	$(8,765)	$196,578	$75,343	$(36,779)	$227,791	$87	$227,878
Net earnings	—	—		—	5,565		5,565	15	5,580
Other comprehensive income	—	—	—	—	—	450	450	—	450
Share-based compensation expense	—	—	—	572	—	—	572	—	572
Restricted stock issuances (11,295 shares)	1	—	—	(275)	—	—	(274)	—	(274)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Balance at June 29, 2019	$1,312	$103	$(8,765)	$196,875	$80,908	$(36,329)	$234,104	$138	$234,242
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended June 27, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings (loss)	—	—	—	—	5,071	—	5,071	(32)	5,039
Other comprehensive loss	—	—	—	—	—	(2,381)	(2,381)	—	(2,381)
Share-based compensation expense	—	—	—	757	—	—	757	—	757
Restricted stock issuances (52,433 shares)	5	—	—	(796)	—	—	(791)	—	(791)
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	117	117
Balance at June 27, 2020	$1,317	$103	$(8,765)	$197,134	$94,359	$(40,084)	$244,064	$176	$244,240

	Six Fiscal Months Ended June 29, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	13,808	—	13,808	98	13,906
Other comprehensive income	—	—	—	—	—	1,136	1,136	—	1,136
Share-based compensation expense	—	—	—	1,086	—	—	1,086	—	1,086
Restricted stock issuances (48,482 shares)	5	—	—	(877)	—	—	(872)	—	(872)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	531	—	531	—	531
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 29, 2019	$1,312	$103	$(8,765)	$196,875	$80,908	$(36,329)	$234,104	$138	$234,242
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020. The results of operations for the fiscal quarter ended June 27, 2020 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2020 and 2019 end on the following dates:

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit and pension and other postretirement plans. The amendments in this ASU are

Note 1 – Basis of Presentation (continued)
effective for annual periods beginning after December 15, 2020 and early adoption is permitted. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

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
Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended June 27, 2020				Fiscal quarter ended June 29, 2019
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$10,789	$4,113	$6,010	$20,912	$13,102	$8,497	$5,894	$27,493
United Kingdom	586	1,711	1,722	4,019	833	2,534	4,234	7,601
Other Europe	6,974	1,434	3,430	11,838	8,847	2,957	4,273	16,077
Israel	5,691	92	—	5,783	3,272	84	—	3,356
Asia	7,745	1,566	1,859	11,170	6,945	2,277	2,316	11,538
Canada	—	—	5,424	5,424	—	—	4,805	4,805
Total	$31,785	$8,916	$18,445	$59,146	$32,999	$16,349	$21,522	$70,870

	Six Fiscal Months Ended June 27, 2020				Six Fiscal Months Ended June 29, 2019
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$22,723	$12,505	$14,898	$50,126	$30,011	$16,549	$10,927	$57,487
United Kingdom	1,537	3,691	5,435	10,663	1,674	5,711	8,578	15,963
Other Europe	14,686	3,808	7,174	25,668	16,950	5,981	8,815	31,746
Israel	8,646	190	—	8,836	6,251	203	—	6,454
Asia	14,670	3,417	3,530	21,617	15,162	4,637	4,890	24,689
Canada	—	—	9,932	9,932	—	—	11,056	11,056
Total	$62,262	$23,611	$40,969	$126,842	$70,048	$33,081	$44,266	$147,395

The following table disaggregates net revenue from contracts with customers by market sector (in thousands). The Company revised its market sector categories beginning in 2020. Prior year data has been reclassified to reflect the current market sectors.

Note 2 – Revenues (continued)

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Test & Measurement	$14,027	$17,980	$28,372	$35,601
Avionics, Military & Space	6,727	3,948	12,887	12,063
Transportation	5,188	10,440	13,432	20,059
Other Markets	12,192	12,548	25,320	25,472
Industrial Weighing	8,583	14,177	21,050	28,614
General Industrial	3,623	5,244	7,662	10,866
Steel	8,806	6,533	18,119	14,720
Total	$59,146	$70,870	$126,842	$147,395

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2019	$3,937	$4,561
Balance at June 27, 2020	3,511	5,795
(Decrease)/increase	$(426)	$1,234
The amount of revenue recognized during the six fiscal months ended June 27, 2020 that was included in the contract liability balance at December 31, 2019 was $3.7 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.

Note 3 – Acquisitions
Dynamic Systems Inc.

On November 1, 2019, VPG completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a provider of specialized dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes, for a purchase price of $40.3 million, subject to customary adjustments. During the second quarter of 2020, the Company received $0.2 million from escrow as a purchase price adjustment, resulting in a reduction of goodwill. Additionally, it was determined that an earn out, which was part of the purchase price, was not achieved. DSI reports into the Company's Weighing and Control Systems segment. The following table summarizes the preliminary fair values assigned to the assets and liabilities of DSI as of November 1, 2019 (in thousands):

Note 3 - Acquisitions ( continued)

	November 1, 2019	Adjustments	Adjusted
Working capital (a)	$6,874		$6,874
Property and equipment	1,727		1,727
Long-term deferred income tax liability	(4,321)		(4,321)
Non-controlling interest	(299)		(299)
Intangible assets:
Patents and acquired technology	10,250		10,250
Customer relationships	4,344		4,344
Trade names	3,300		3,300
Total intangible assets	17,894	—	17,894
Fair value of acquired identifiable assets	21,875	—	21,875
Purchase price	$40,481	$(156)	$40,325
Goodwill	$18,606	$(156)	$18,450
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
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DSI acquisition had been consummated on January 1, 2019:

	Fiscal quarter ended	Six fiscal months ended
	June 29, 2019	June 29, 2019
Pro forma net revenues	$74,199	$157,821

Pro forma net earnings attributable to VPG stockholders	$5,304	$17,135

Pro forma basic earnings per share attributable to VPG stockholders	$0.39	$1.27
Pro forma diluted earnings per share attributable to VPG stockholders	$0.39	$1.26
Note 4 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment			Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2019	$35,018	$6,559	$18,606	$6,311	$3,542
Adjustment to purchase price	$(156)	—	(156)	—	—
Foreign currency translation adjustment	(274)	(275)	1	—	—
Balance at June 27, 2020	$34,588	$6,284	$18,451	$6,311	$3,542

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

Note 5 - Leases (continued)

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
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to six years. The Company has no finance leases. One of the Company's indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. Such lease agreement provides that we will lease a new building containing approximately 121,400 square feet. The facility was made available to the Company during the second quarter of 2020, at which time the Company established an operating right of use asset and operating lease liability, with a lease term of 12.5 years, of $14.8 million, in accordance with the terms of the lease agreement.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	June 27, 2020	December 31, 2019

Assets
Operating lease right of use asset	$22,401	$8,691

Liabilities
Operating lease - current	$3,924	$2,827
Operating lease - non-current	$19,032	$5,811
Other information related to lease term and discount rate is as follows:

June 27, 2020
Operating leases weighted average remaining lease term (in years)	9.24 years
Operating leases weighted average discount rate	3.71%
The components of lease expense are as follows (in thousands):

	Fiscal quarter ended		Six Fiscal Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$1,139	$812	$2,013	$1,635
Variable lease cost	—	9	—	9
Short-term lease cost	34	32	57	59
Total lease cost	$1,173	$853	$2,070	$1,703
Right of use assets obtained in exchange for new operating lease liability during 2020 were $15.3 million. The Company paid $1.7 million for its operating leases for each of the six fiscal months ended June 27, 2020 and June 29, 2019, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of June 27, 2020 are summarized as follows (in thousands):

Note 5 - Leases (continued)

2020 (excluding the six months ended June 27, 2020)	$2,113
2021	4,198
2022	3,343
2023	2,804
2024	2,283
Thereafter	12,050
Total future minimum lease payments	$26,791
Less: amount representing interest	(3,835)
Present value of future minimum lease payments	$22,956
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended June 27, 2020 was 28.1% compared to 26.4% for the fiscal quarter ended June 29, 2019. The effective tax rate for the six fiscal months ended June 27, 2020 was 30.9% compared to 26.9% for the six fiscal months ended June 29, 2019. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter, primarily due to changes in the mix of worldwide income.
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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 27, 2020	December 31, 2019
2020 Credit Agreement - Revolving Facility	$41,000	$—
2015 Credit Agreement - Revolving Facility	—	34,000
2015 Credit Agreement - U.S. Closing Date Term Facility	—	2,038
2015 Credit Agreement - U.S. Delayed Draw Term Facility	—	4,982
2015 Credit Agreement - Canadian Term Facility	—	3,476
Other debt	85	149
Deferred financing costs	(408)	(112)
Total long-term debt	40,677	44,533
Less: current portion	85	44,516
Long-term debt, less current portion	$40,592	$17
2020 Credit Agreement
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility was revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the Company’s existing revolving credit facility in the amount of $34 million and the Company’s existing term loans as follows: (1) the “2015 U.S. Closing Date Term Facility” in an aggregate principal amount of $2.0

Note 7 - Long-Term Debt (continued)
million; and (2) the "2015 U.S. Delayed Draw Term Facility" in an aggregate principal amount of $5.0 million. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025.
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
Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2020	$(30,761)	$(6,942)	$(37,703)
Other comprehensive loss before reclassifications	(2,070)	—	(2,070)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(311)	(311)
Balance at June 27, 2020	$(32,831)	$(7,253)	$(40,084)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2019	$(31,319)	$(6,146)	$(37,465)
Other comprehensive loss before reclassifications	951	—	951
Amounts reclassified from accumulated other comprehensive income (loss)	—	185	185
Balance at June 29, 2019	$(30,368)	$(5,961)	$(36,329)
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
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 9 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended June 27, 2020		Fiscal quarter ended June 29, 2019
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$99	$31	$82	$31
Interest cost	127	33	157	45
Expected return on plan assets	(109)	—	(132)	—
Amortization of actuarial losses	76	34	50	39
Net periodic benefit cost	$193	$98	$157	$115

	Six fiscal months ended June 27, 2020		Six fiscal months ended June 29, 2019
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$198	$62	$165	$62
Interest cost	256	$66	$314	$90
Expected return on plan assets	(220)	$—	$(265)	$—
Amortization of actuarial losses	153	$68	$100	$78
Net periodic benefit cost	$387	$196	$314	$230
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At June 27, 2020, the Company had reserved 371,637 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

On May 21, 2020, the Board of Directors approved the issuance of an aggregate of 15,564 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of the 2021 Annual Stockholders Meeting or May 21, 2021, subject to the directors' continued service on the Board of Directors.

Vesting of equity awards is subject to acceleration under certain circumstances.

Note 10 - Share-Based Compensation (continued)
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

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Restricted stock units	$378	$512	$757	$1,086

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

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues:
Foil Technology Products	$31,785	$32,999	$62,262	$70,048
Force Sensors	8,916	16,349	23,611	33,081
Weighing and Control Systems	18,445	21,522	40,969	44,266
Total	$59,146	$70,870	$126,842	$147,395

Gross profit:
Foil Technology Products	$13,286	$14,394	$24,487	$30,973
Force Sensors	1,038	4,392	4,610	9,453
Weighing and Control Systems	8,786	9,823	19,078	21,234
Total	$23,110	$28,609	$48,175	$61,660

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$8,070	$8,619	$13,454	$18,925
Force Sensors	(1,013)	2,039	191	4,574
Weighing and Control Systems	4,019	5,043	8,687	11,618
Unallocated G&A expenses	(6,606)	(6,988)	(13,088)	(13,801)
Executive severance costs	—	(611)	—	(611)
Restructuring costs	(499)	—	(629)	—
Operating income	$3,971	$8,102	$8,615	$20,705

Restructuring costs:
Foil Technology Products	$(341)	$—	$(443)	$—
Force Sensors	$(80)	$—	$(108)	$—
Corporate/Other	(78)	—	(78)	—
	$(499)	$—	$(629)	$—

Executive severance costs:
Corporate/Other	$—	$(611)	$—	$(611)
	$—	$(611)	$—	$(611)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

Note 11 - Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foil Technology Products to Force Sensors and Weighing and Control Systems	$868	$1,074	$1,592	$2,007
Force Sensors to Foil Technology Products and Weighing and Control Systems	$—	$184	$—	$611
Weighing and Control Systems to Foil Technology Products and Force Sensors	$124	$146	$211	$298

Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$1,759	$5,565	$5,071	$13,808

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,571	13,518	13,556	13,506

Effect of dilutive securities:
Restricted stock units	38	77	42	73
Dilutive potential common shares	38	77	42	73

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,609	13,595	13,598	13,579

Basic earnings per share attributable to VPG stockholders	$0.13	$0.41	$0.37	$1.02

Diluted earnings per share attributable to VPG stockholders	$0.13	$0.41	$0.37	$1.02

Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign exchange gain (loss)	$(1,185)	$(318)	$(285)	$(1,054)
Interest income	109	183	176	338
Pension expense	(164)	(159)	(323)	(317)
Other	(33)	134	(158)	101
	$(1,273)	$(160)	$(590)	$(932)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended June 27, 2020, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli Shekel, and the British pound.

Executive Severance Costs
During the second fiscal quarter of 2019, the Company recorded $0.6 million of severance costs associated with the resignation of an executive office of the Company. The severance costs consisted of payments and other benefits as specified in the executive officer's resignation agreement.

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 27, 2020
Assets
Assets held in rabbi trusts	$5,047	$99	$4,948	$—

December 31, 2019
Assets
Assets held in rabbi trusts	$5,169	$53	$5,116	$—

Note 14 - Fair Value Measurements (continued)
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at June 27, 2020 and December 31, 2019, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at June 27, 2020 and December 31, 2019 approximates its carrying value. The revolving debt and term loans are reset on a quarterly basis based on current market rates, plus a base rate as specified in the corresponding debt agreements. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.5 million and $0.0 million of restructuring costs during the fiscal quarter ended June 27, 2020 and June 29, 2019, respectively, and $0.6 million and $0.0 million for the six fiscal months ended June 27, 2020 and June 29, 2019, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of June 27, 2020 and December 31, 2019, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2019	$604
Restructuring charges in 2020	629
Cash payments	(823)
Foreign currency translation	(7)
Balance at June 27, 2020	$403

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
Impact of COVID-19 on Our Business
As the COVID-19 pandemic began to unfold around the world, the Company took measures to protect its employees and customers. Those measures included suspending business travel, enabling certain employees to work from home, implementing workplace distancing, and adjusting work shifts to minimize employees’ contact with other employees. While the majority of the Company’s operations have been able to operate despite the impacts from the COVID-19 pandemic, the Company’s Force Sensors manufacturing facility in India operated at partial capacity through the second quarter of 2020 as a result of government-mandated restrictions. These restrictions significantly impacted the Company’s financial results in the second quarter, reducing Force Sensors revenue by approximately $6 million from pre-COVID runrate levels and reducing its operating profit by approximately $2.5 million due to the lower revenue. After the Company received approval from the Indian government to operate its facility without limitation on July 1, 2020, the Company accelerated the ramp of production. Given the timing of these efforts, for the third quarter the Company expects Force Sensor revenues to be adversely impacted by approximately $3 million to $4 million from pre-COVID runrate levels, and its operating profit to be impacted by approximately $1.0 million to $1.5 million due to the lower revenue.
As of July 1, 2020, all of the Company’s facilities are operating without limitations with some employees working remotely where possible. Nonetheless, given the impacts to date and the ongoing uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic, the ongoing economic disruption may continue to adversely affect the Company’s business and financial results.

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

Net revenues for the fiscal quarter ended June 27, 2020 were $59.1 million versus $70.9 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended June 27, 2020 were $1.8 million, or $0.13 per diluted share, versus $5.6 million, or $0.41 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended June 27, 2020 were $126.8 million versus $147.4 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended June 27, 2020 were $5.1 million, or $0.37 per diluted share, versus $13.8 million, or $1.02 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and six fiscal months ended June 27, 2020 and June 29, 2019 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating performance for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
As reported - GAAP	$23,110	$28,609	$3,971	$8,102	$1,759	$5,565	$0.13	$0.41
As reported - GAAP Margins	39.1%	40.4%	6.7%	11.4%
Acquisition purchase accounting adjustments (a)	41	—	41	—	41	—	—	—
COVID-19 impact (b)	558		443		443		0.03
Executive Severance costs		—		611		611	—	0.04
Restructuring costs		—	499	—	499	—	0.04	—
Less: Tax effect of reconciling items and discrete tax items		—		—	134	—	0.01	—
As Adjusted - Non GAAP	$23,709	$28,609	$4,954	$8,713	$2,608	$6,176	$0.19	$0.45
As Adjusted - Non GAAP Margins	40.1%	40.4%	8.4%	12.3%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Six fiscal months ended	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
As reported - GAAP	48,175	61,660	8,615	20,705	$5,071	$13,808	$0.37	$1.02
As reported - GAAP Margins	38.0%	41.8%	6.8%	14.0%
Acquisition purchase accounting adjustments (a)	556	—	556	—	556	—	0.04	—
COVID-19 impact (b)	558		443		443		0.03
Executive Severance costs		—		611		611	—	0.04
Restructuring costs		—	629	—	629	—	0.05	—
Less: Tax effect of reconciling items and discrete tax items		—		—	142	—	0.01	—
As Adjusted - Non GAAP	$49,289	$61,660	$10,243	$21,316	$6,557	$14,419	$0.48	$1.06
As Adjusted - Non GAAP Margins	38.9%	41.8%	8.1%	14.5%
(a)  Acquisition purchase accounting adjustments in 2020 include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b) COVID-19 impact is the net impact to the Company of costs incurred as a result of the COVID-19 pandemic, net of government subsidies received.
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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2019 through the second quarter of 2020 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2019	2019	2019	2020	2020
Net revenues	$70,870	$67,421	$69,142	$67,696	$59,146

Gross profit margin	40.4%	38.3%	35.0%	37.0%	39.1%

End-of-period backlog	$83,400	$79,300	$90,900	$94,300	$92,900

Book-to-bill ratio	0.94	0.96	1.15	1.08	0.95

Inventory turnover	2.66	2.60	2.72	2.58	2.20

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2019	2019	2019	2020	2020
Foil Technology Products
Net revenues	$32,999	$32,119	$29,636	$30,477	$31,785
Gross profit margin	43.6%	37.3%	34.9%	36.7%	41.8%
End-of-period backlog	$42,100	$38,900	$44,600	$51,700	$47,500
Book-to-bill ratio	0.93	0.91	1.18	1.25	0.85
Inventory turnover	2.65	2.79	2.66	2.74	2.58

Force Sensors
Net revenues	$16,349	$16,217	$15,059	$14,695	$8,916
Gross profit margin	26.9%	30.4%	24.2%	24.3%	11.6%
End-of-period backlog	$16,400	$15,200	$17,100	$16,900	$22,300
Book-to-bill ratio	0.95	0.94	1.11	1.02	1.58
Inventory turnover	2.39	2.30	2.43	2.64	2.02

Weighing and Control Systems
Net revenues	$21,522	$19,085	$24,447	$22,524	$18,445
Gross profit margin	45.6%	46.6%	41.6%	45.7%	47.6%
End-of-period backlog	$24,900	$25,200	$29,200	$25,700	$23,100
Book-to-bill ratio	0.95	1.04	1.15	0.90	0.82
Inventory turnover	3.03	2.61	3.10	2.31	1.81
Net revenues for the second quarter of 2020 decreased 12.6% from the first quarter of 2020 mainly due to decreased volume in the Force Sensors and Weighing and Control Systems segments, partially offset by volume improvement in the Foil Technology Products segment. Net revenues decreased 16.5% from the second quarter of 2019 due to decreased volume in all of the reporting segments.
Net revenues in the Foil Technology Products reporting segment increased 4.3% compared to the first quarter of 2020 and decreased 3.7% from the second quarter of 2019. The sequential increase in revenue was attributable to precision resistor products for OEM customers, primarily in the avionics, military and space market and an increase in the advance sensors product line in our other markets. Compared to the second quarter of 2019, the decrease in revenues was primarily attributable to lower precision resistor sales in the test and measurement market, which was partially offset by an increase in the avionics, military and space market. The decrease was also reflected for distributors and OEM customers in the industrial weighing market, which was mostly offset by an increase in our advance sensors product line in our other markets.
Net revenues in the Force Sensors reporting segment decreased 39.3% from the first quarter of 2020 and decreased 45.5% from the second quarter of 2019. The sequential and year-over-year decrease in revenue was attributable to a significant limitation in production at our India operations during the second quarter of 2020 as a result of COVID-19 mitigation orders by the Indian government.
Net revenues in the Weighing and Control Systems reporting segment decreased 18.1% from the first quarter of 2020 and decreased 14.3% from the second quarter of 2019. Sequentially, the lower net revenues are primarily attributable to a reduction in sales of onboard weighing products for the transportation market and of Dynamic Systems Inc. ("DSI"), which was partially offset by higher steel-related sales. Compared to the second quarter of 2019, the decrease in revenues are primarily attributable to the onboard weighing product line in the transportation market, which was partially offset with the additional revenues of DSI, acquired in November 2019.
Overall gross profit margin in the second quarter of 2020 increased 2.1% as compared to the first quarter of 2020 and decreased 1.3% from the second quarter of 2019.
Sequentially, the Foil Technology Products segment gross profit margin increased primarily due to higher volume and manufacturing efficiencies. The Force Sensors segment gross profit margin decreased sequentially due to lower volume due to COVID-19 impacts, which was partially offset by cost controls. In the Weighing and Control Systems segment, the gross profit margin was 47.6% (47.3% excluding the purchasing accounting adjustments related to the DSI acquisition and the impact of COVID-19) compared to 45.7% (48.0% excluding the purchase accounting adjustment of $0.5 million related to the DSI acquisition) in the prior sequential quarter. The decrease in the adjusted gross margin was mainly due to lower volume, which was partially offset by cost controls.
Compared to the second quarter of 2019, the Foil Technology Products reporting segment had a lower gross profit margin primarily due to lower volume and a negative impact from exchange rates, which was partially offset by cost controls and manufacturing efficiencies. The Force Sensors reporting segment decrease in gross profit margin compared to 2019 was primarily due to lower volume due to the COVID-19 impacts mentioned above, a reduction in export grants, and a negative impact of foreign exchange, which was partially offset by cost controls. In the Weighing and Control Systems segment, the gross profit margin of 47.6% (47.3% excluding the purchasing accounting adjustments related to the DSI acquisition and the impact of COVID-19) increased from the second quarter of 2019 mostly due to favorable product mix and the addition of DSI.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended June 27, 2020, exchange rates decreased net revenues by $0.7 million, and increased costs of products sold and selling, general, and administrative expenses by $0.1 million, when compared to the comparable prior year period. For the six fiscal months ended June 27, 2020, exchange rates decreased net revenues by $1.2 million, and increased costs of products sold and selling, general, and administrative expenses by $0.6 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of June 27, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Costs of products sold	60.9%	59.6%	62.0%	58.2%
Gross profit	39.1%	40.4%	38.0%	41.8%
Selling, general, and administrative expenses	31.5%	28.1%	30.7%	27.4%
Operating income	6.7%	11.4%	6.8%	14.0%
Income before taxes	4.1%	10.7%	5.8%	12.9%
Net earnings	3.0%	7.9%	4.0%	9.4%
Net earnings attributable to VPG stockholders	3.0%	7.9%	4.0%	9.4%

Effective tax rate	28.1%	26.4%	30.9%	26.9%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	$59,146	$70,870	$126,842	$147,395
Change versus comparable prior year period	$(11,724)		$(20,553)
Percentage change versus prior year period	(16.5)%		(13.9)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(18.7)%	(17.4)%
Change in average selling prices	0.4%	0.5%
Foreign currency effects	(0.9)%	(0.8)%
Acquisitions	2.7%	3.8%
Net change	(16.5)%	(13.9)%
During the fiscal quarter and six fiscal months ended June 27, 2020, net revenues decreased 16.5% and 13.9%, respectively, as compared to the comparable prior year periods, due to decreased volume in all of the reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross profit margin	39.1%	40.4%	38.0%	41.8%
The gross profit margin for the fiscal quarter ended June 27, 2020 decreased 1.3% compared to the comparable prior year period, with lower margins in the Foil Technology Products and Force Sensors reporting segments being partially offset by higher margins in the Weighing and Control Systems segment. The gross profit margin for the six fiscal months ended June 27, 2020 decreased 3.8% compared to the comparable prior year period, with all reporting segments contributing to the decline.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	$31,785	$32,999	$62,262	$70,048
Change versus comparable prior year period	$(1,214)		$(7,786)
Percentage change versus prior year period	(3.7)%		(11.1)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(3.6)%	(11.3)%
Change in average selling prices	0.4%	0.7%
Foreign currency effects	(0.5)%	(0.5)%
Net change	(3.7)%	(11.1)%
Net revenues decreased 3.7% for the fiscal quarter ended June 27, 2020 as compared to the comparable prior year period. This decrease in revenues was primarily attributable to lower precision resistor sales in the test and measurement market, which was partially offset by an increase in the avionics, military and space market. The decrease was also reflected for distributors and OEM customers in the industrial weighing market, which was mostly offset by an increase in our advance sensors product line in our other markets.
Net revenues decreased 11.1% for the six fiscal months ended June 27, 2020 as compared to the comparable prior year period. Decreases in net revenues in precision resistor products sales in the test and measurement market were partially offset by increases in net revenues in the avionics, military and space market, and increases in our net revenues from the advance sensors product line in our other markets.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross profit margin	41.8%	43.6%	39.3%	44.2%
The gross profit margin decreased 1.8% for the fiscal quarter ended June 27, 2020, and 4.9% for the six fiscal months ended June 28, 2020, when compared to the comparable prior year periods, primarily due to lower volume and a negative impact from exchange rates, which was partially offset by cost controls and manufacturing efficiencies.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	$8,916	$16,349	$23,611	$33,081
Change versus comparable prior year period	$(7,433)		$(9,470)
Percentage change versus prior year period	(45.5)%		(28.6)%

Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(45.3)%	(28.4)%
Change in average selling prices	0.5%	0.4%
Foreign currency effects	(0.7)%	(0.6)%
Net change	(45.5)%	(28.6)%
Net revenues decreased 45.5% for the fiscal quarter ended June 27, 2020, as compared to the comparable prior year period. The decrease for the fiscal quarter ended June 27, 2020 was attributable to a significant limitation in production at our India operations during the second quarter of 2020 as a result of COVID-19 mitigation orders by the Indian government. This limitation in our production also contributed to the year to date decline in Force Sensor revenues of 28.6% when compared to the prior year.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross profit margin	11.6%	26.9%	19.5%	28.6%
The gross profit margin for the fiscal quarter ended June 27, 2020 decreased 15.3% compared to the comparable prior year period. This decrease was primarily due to lower volume due to the COVID-19 impacts mentioned above, a reduction in export grants, and a negative impact of foreign exchange, which was partially offset by cost controls. The gross profit margin for the six fiscal months ended June 27, 2020 decreased 9.1% compared to the prior year period. Lower volume due to the COVID-19 impacts was partially offset by cost savings initiatives.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net revenues	$18,445	$21,522	$40,969	$44,266
Change versus comparable prior year period	$(3,077)		$(3,297)
Percentage change versus prior year period	(14.3)%		(7.4)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(21.7)%	(19.7)%
Change in average selling prices	0.3%	0.1%
Foreign currency effects	(1.8)%	(1.4)%
Acquisitions	8.9%	13.6%
Net change	(14.3)%	(7.4)%

Net revenues decreased 14.3% for the fiscal quarter ended June 27, 2020 and 7.4% for the six fiscal months ended June 27, 2020 , as compared to the comparable prior year periods. The decline in net revenues was attributable to the onboard weighing product line in the transportation market, which was partially offset with the additional revenues of DSI, acquired in November 2019.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross profit margin	47.6%	45.6%	46.6%	48.0%
The gross profit margin for the fiscal quarter ended June 27, 2020 of 47.6% (47.3% excluding the purchasing accounting adjustments related to the DSI acquisition and the impact of COVID-19) increased from the second quarter of 2019 mostly due to favorable product mix and the addition of DSI. The gross profit margin for the six fiscal months ended June 27, 2020 of 46.6%, (47.7% excluding the purchase accounting adjustments related to the DSI acquisition and the impact of COVID-19) decreased from the prior year period due to lower volume, an unfavorable product mix and unfavorable exchange rate impacts.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total SG&A expenses	$18,640	$19,896	$38,931	$40,344

As a percentage of net revenues	31.5%	28.1%	30.7%	27.4%
SG&A expenses for the fiscal quarter ended June 27, 2020 decreased compared to the comparable prior year period mainly due to lower travel costs, personnel costs and professional fees, partially offset by SG&A expenses related to DSI. SG&A expenses for the six fiscal months ended June 27, 2020 decreased compared to the comparable prior year period mainly due to lower travel costs, personnel costs, commissions, and professional fees, partially offset by SG&A expenses related to DSI.
Executive Severance Costs
During the second fiscal quarter of 2019, the Company recorded $0.6 million of severance costs associated with the resignation of an executive office of the Company. The severance costs consisted of payments and other benefits as specified in the executive officer's resignation agreement.
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
The Company recorded $0.5 million and $0.0 million of restructuring costs during the fiscal quarter ended June 27, 2020 and June 29, 2019, respectively, and $0.6 million and $0.0 million for the six fiscal months ended June 27, 2020 and June 29, 2019, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter and six fiscal months ended June 27, 2020 was lower compared with interest expense in the comparable prior year periods mainly due to the lower debt balances during 2020 and the favorable borrowing rates negotiated with the 2020 Restated and Amended Revolving Credit Facility in March 2020.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	June 27, 2020	June 29, 2019	Change
Foreign exchange gain (loss)	$(1,185)	$(318)	$(867)
Interest income	109	183	(74)
Pension expense	(164)	(159)	(5)
Other	(33)	134	(167)
	$(1,273)	$(160)	$(1,113)

	Six fiscal months ended
	June 27, 2020	June 29, 2019	Change
Foreign exchange (loss) gain	$(285)	$(1,054)	$769
Interest income	176	338	(162)
Pension expense	(323)	(317)	(6)
Other	(158)	101	(259)
	$(590)	$(932)	$342

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended June 27, 2020, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli Shekel, and the British pound.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended June 27, 2020 was 28.1% compared to 26.4% for the fiscal quarter ended June 29, 2019. The effective tax rate for the six fiscal months ended June 27, 2020 was 30.9% compared to 26.9% for the six fiscal months ended June 29, 2019. The tax rate in the current fiscal quarter is higher than the prior year fiscal quarter primarily due to changes in the mix of worldwide income.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include interest coverage ratio and a leverage ratio. We were in compliance with these covenants at June 27, 2020. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.1 million at June 27, 2020 and $0.1 million at December 31, 2019.
Our business has historically generated significant cash flow. For the six fiscal months ended June 27, 2020, cash provided by operating activities was $16.7 million which was flat compared to the prior year period. Our net cash used in investing activities for the six fiscal months ended June 27, 2020 was higher compared to the prior year period mainly due to increased capital spending. Our net cash used by financing activities for the six fiscal months ended June 27, 2020, reflects the repayment of the Canadian term loans and the conversion of the US term loans to revolver under the 2020 credit facility.
Adjusted free cash flow generated during the six fiscal months ended June 27, 2020, was $6.1 million. We refer to the amount of cash provided by operating activities ($16.7 million) in excess of our capital expenditures ($11.0 million) and net of proceeds from the sale of assets ($0.4 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at June 27, 2020 and December 31, 2019 (in thousands):

	June 27, 2020	December 31, 2019
Cash and cash equivalents	$87,197	$86,910

Third-party debt, including current and long-term:
Term loans	—	10,496
Revolving debt	41,000	34,000
Third-party debt held by Japanese subsidiary	85	149
Deferred financing costs	(408)	(112)
Total third-party debt	40,677	44,533
Net cash	$46,520	$42,377

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
Approximately 93% of our cash and cash equivalents balance at each of June 27, 2020 and December 31, 2019, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at June 27, 2020 and December 31, 2019:

	June 27, 2020	December 31, 2019
Israel	24%	28%
Asia	26%	23%
Europe	16%	14%
United States	7%	7%
United Kingdom	18%	17%
Canada	9%	11%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of June 27, 2020, to be indefinitely reinvested.
Our financial condition as of June 27, 2020 remains strong, with a current ratio (current assets to current liabilities) of 4.5 to 1.0, as compared to a ratio of 2.4 to 1.0 at December 31, 2019.
Cash paid for property and equipment for the six fiscal months ended June 27, 2020 was $11.0 million compared to $5.8 million in the comparable prior year period.
Contractual Commitments
Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 11, 2020, includes a table of contractual commitments.  There were no material changes to these commitments since the filing of our Annual Report on Form 10-K, except that the Company recorded a material lease liability during the second quarter of 2020 in connection with a lease of a new manufacturing facility in Israel. Lease maturities for the Company's operating leases are fully described in Note 5 to the consolidated condensed financial statements.
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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies (including Dynamic Systems, Inc.); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 "coronavirus") and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; the Company’s status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; the Company’s ability to execute its business continuity, operational and budget plans in light of the COVID-19 outbreak; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended June 27, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020, filed with the SEC on May 5, 2020. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 27, 2020, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: August 4, 2020