Form 10-Q
period 2020-09-26
Vishay Precision Group, Inc.
filed 2020-11-03
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 26, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 3, 2020, the registrant had 12,552,439 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 26, 2020

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	September 26, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,795	$86,910
Accounts receivable, net	44,966	43,198
Inventories:
Raw materials	22,770	21,701
Work in process	24,627	23,128
Finished goods	19,062	22,066
Inventories, net	66,459	66,895

Prepaid expenses and other current assets	15,613	15,558
Total current assets	216,833	212,561

Property and equipment, at cost:
Land	4,217	4,243
Buildings and improvements	64,586	52,708
Machinery and equipment	113,519	111,492
Software	9,718	9,384
Construction in progress	2,261	2,485
Accumulated depreciation	(125,583)	(119,042)
Property and equipment, net	68,718	61,270

Goodwill	34,724	35,018
Intangible assets, net	32,170	34,198
Operating lease right-of-use assets	21,846	8,691
Other assets	18,415	18,675
Total assets	$392,706	$370,413

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	September 26, 2020	December 31, 2019
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,108	$8,869
Payroll and related expenses	15,945	16,312
Other accrued expenses	16,482	16,126
Income taxes	1,153	261
Current portion of operating lease liabilities	4,179	2,827
Current portion of long-term debt	52	44,516
Total current liabilities	46,919	88,911

Long-term debt, less current portion	40,604	17
Deferred income taxes	3,477	3,478
Operating lease liabilities	18,385	5,811
Other liabilities	14,894	14,775
Accrued pension and other postretirement costs	15,883	15,669
Total liabilities	140,162	128,661

Commitments and contingencies

Equity:
Common stock	1,317	1,312
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	197,514	197,125
Retained earnings	99,957	89,288
Accumulated other comprehensive loss	(37,742)	(37,703)
Total Vishay Precision Group, Inc. stockholders' equity	252,384	241,360
Noncontrolling interests	160	392
Total equity	252,544	241,752
Total liabilities and equity	$392,706	$370,413
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 26, 2020	September 28, 2019
Net revenues	$67,525	$67,421
Costs of products sold	40,176	41,631
Gross profit	27,349	25,790

Selling, general, and administrative expenses	19,144	19,057
Executive severance costs	—	—
Restructuring costs	84	547
Operating income	8,121	6,186

Other income (expense):
Interest expense	(309)	(324)
Other	(39)	547
Other income (expense)	(348)	223

Income before taxes	7,773	6,409

Income tax expense	2,109	1,879

Net earnings	5,664	4,530
Less: net earnings attributable to noncontrolling interests	66	21
Net earnings attributable to VPG stockholders	$5,598	$4,509

Basic earnings per share attributable to VPG stockholders	$0.41	$0.33
Diluted earnings per share attributable to VPG stockholders	$0.41	$0.33

Weighted average shares outstanding - basic	13,575	13,523
Weighted average shares outstanding - diluted	13,637	13,607

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 26, 2020	September 28, 2019
Net revenues	$194,367	$214,816
Costs of products sold	118,843	127,366
Gross profit	75,524	87,450

Selling, general, and administrative expenses	58,075	59,401
Executive severance costs	—	611
Restructuring costs	713	547
Operating income	16,736	26,891
Other income (expense):
Interest expense	(1,037)	(1,071)
Other	(629)	(385)
Other income (expense)	(1,666)	(1,456)

Income before taxes	15,070	25,435

Income tax expense	4,367	6,999

Net earnings	10,703	18,436
Less: net earnings attributable to noncontrolling interests	34	119
Net earnings attributable to VPG stockholders	$10,669	$18,317

Basic earnings per share attributable to VPG stockholders	$0.79	$1.36
Diluted earnings per share attributable to VPG stockholders	$0.78	$1.35

Weighted average shares outstanding - basic	13,562	13,512
Weighted average shares outstanding - diluted	13,611	13,588
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 26, 2020	September 28, 2019
Net earnings	$5,664	$4,530

Other comprehensive income (loss):
Foreign currency translation adjustment	2,479	(2,559)
Pension and other postretirement actuarial items, net of tax	(137)	(21)
Other comprehensive (loss) income	2,342	(2,580)

Comprehensive income	8,006	1,950

Less: comprehensive income attributable to noncontrolling interests	66	21

Comprehensive income attributable to VPG stockholders	$7,940	$1,929

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 26, 2020	September 28, 2019
Net earnings	$10,703	$18,436

Other comprehensive income (loss):
Foreign currency translation adjustment	409	(1,608)
Pension and other postretirement actuarial items, net of tax	(448)	164
Other comprehensive (loss) income	(39)	(1,444)

Comprehensive income	10,664	16,992

Less: comprehensive income attributable to noncontrolling interests	34	119

Comprehensive income attributable to VPG stockholders	$10,630	$16,873
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 26, 2020	September 28, 2019
Operating activities
Net earnings	$10,703	$18,436
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,334	8,639
Loss from extinguishment of debt	30	—
Gain on sale of property and equipment	(140)	(100)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	(827)
Share-based compensation expense	1,137	1,592
Inventory write-offs for obsolescence	1,873	1,937
Deferred income taxes	127	605
Other	364	(2)
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,541)	8,348
Inventories, net	(1,214)	(4,138)
Prepaid expenses and other current assets	(75)	(5,788)
Trade accounts payable	605	(1,353)
Other current liabilities	1,631	(2,727)
Net cash provided by operating activities	22,834	24,622

Investing activities
Capital expenditures	(15,815)	(8,621)
Proceeds from sale of property and equipment	423	265
Adjustment to purchase price of a business	156	—
Net cash used in investing activities	(15,236)	(8,356)

Financing activities
Principal payments on long-term debt	(3,459)	(3,461)
Debt issuance costs	(402)	—
Purchase of noncontrolling interest	(253)	—
Contributions from (distributions to) noncontrolling interests	35	(45)
Payments of employee taxes on certain share-based arrangements	(813)	(854)
Net cash used in financing activities	(4,892)	(4,360)
Effect of exchange rate changes on cash and cash equivalents	179	(766)
Increase in cash and cash equivalents	2,885	11,140
Cash and cash equivalents at beginning of period	86,910	90,159
Cash and cash equivalents at end of period	$89,795	$101,299

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(15,395)	$(7,383)
Capital expenditures accrued but not yet paid	$762	$613
Supplemental disclosure of financing transactions:
Non-cash extinguishment of long-term debt facility (see Note 7)	$(7,020)	$—
Non-cash refinancing of revolving facility (see Note 7)	$7,020	$—
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended September 26, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 27, 2020	$1,317	$103	$(8,765)	$197,134	$94,359	$(40,084)	$244,064	$176	$244,240
Net earnings	—	—	—	—	5,598	—	5,598	66	5,664
Other comprehensive income	—	—	—	—	—	2,342	2,342	—	2,342
Share-based compensation expense	—	—	—	380	—	—	380	—	380
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Balance at September 26, 2020	$1,317	$103	$(8,765)	$197,514	$99,957	$(37,742)	$252,384	$160	$252,544

	Fiscal quarter ended September 28, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 29, 2019	$1,312	$103	$(8,765)	$196,875	$80,908	$(36,329)	$234,104	$138	$234,242
Net earnings	—	—		—	4,509		4,509	21	4,530
Other comprehensive loss	—	—	—	—	—	(2,580)	(2,580)	—	(2,580)
Share-based compensation expense	—	—	—	506	—	—	506	—	506
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47)	(47)
Balance at September 28, 2019	$1,312	$103	$(8,765)	$197,381	$85,417	$(38,909)	$236,539	$112	$236,651
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended September 26, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings	—	—	—	—	10,669	—	10,669	34	10,703
Other comprehensive loss	—	—	—	—	—	(39)	(39)	—	(39)
Share-based compensation expense	—	—	—	1,137	—	—	1,137	—	1,137
Restricted stock issuances (52,433 shares)	5	—	—	(796)	—	—	(791)	—	(791)
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35	35
Balance at September 26, 2020	$1,317	$103	$(8,765)	$197,514	$99,957	$(37,742)	$252,384	$160	$252,544

	Nine Fiscal Months Ended September 28, 2019
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	18,317	—	18,317	119	18,436
Other comprehensive loss	—	—	—	—	—	(1,444)	(1,444)	—	(1,444)
Share-based compensation expense	—	—	—	1,592	—	—	1,592	—	1,592
Restricted stock issuances (48,482 shares)	5	—	—	(877)	—	—	(872)	—	(872)
Cumulative effect adjustment for adoption of ASU 2016-02	—	—	—	—	531	—	531	—	531
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balance at September 28, 2019	$1,312	$103	$(8,765)	$197,381	$85,417	$(38,909)	$236,539	$112	$236,651
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020. The results of operations for the fiscal quarter ended September 26, 2020 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2020 and 2019 end on the following dates:

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
Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended September 26, 2020				Fiscal quarter ended September 28, 2019
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$12,733	$6,974	$8,328	$28,035	$13,737	$9,008	$5,223	$27,968
United Kingdom	778	2,321	2,633	5,732	762	2,554	3,650	6,966
Other Europe	7,660	2,357	3,441	13,458	8,262	2,475	3,116	13,853
Israel	5,981	78	—	6,059	2,768	127	—	2,895
Asia	5,754	2,132	2,471	10,357	6,590	2,053	1,836	10,479
Canada	—	—	3,884	3,884	—	—	5,260	5,260
Total	$32,906	$13,862	$20,757	$67,525	$32,119	$16,217	$19,085	$67,421

	Nine Fiscal Months Ended September 26, 2020				Nine Fiscal Months Ended September 28, 2019
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$35,456	$19,479	$23,226	$78,161	$43,748	$25,557	$16,150	$85,455
United Kingdom	2,315	6,012	8,068	16,395	2,436	8,265	12,228	22,929
Other Europe	22,346	6,165	10,615	39,126	25,212	8,456	11,931	45,599
Israel	14,627	268	—	14,895	9,019	330	—	9,349
Asia	20,424	5,549	6,001	31,974	21,752	6,690	6,726	35,168
Canada	—	—	13,816	13,816	—	—	16,316	16,316
Total	$95,168	$37,473	$61,726	$194,367	$102,167	$49,298	$63,351	$214,816

The following table disaggregates net revenue from contracts with customers by market sector (in thousands). The Company revised its market sector categories beginning in 2020. Prior year data has been reclassified to reflect the current market sectors.

Note 2 – Revenues (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Test & Measurement	$11,953	$16,203	$40,325	$51,804
Avionics, Military & Space	9,225	5,312	22,112	17,375
Transportation	7,138	8,679	20,570	28,738
Other Markets	15,350	12,480	40,670	37,952
Industrial Weighing	10,708	13,224	31,758	41,838
General Industrial	3,753	4,684	11,415	15,550
Steel	9,398	6,839	27,517	21,559
Total	$67,525	$67,421	$194,367	$214,816

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2019	$3,937	$4,561
Balance at September 26, 2020	2,993	4,079
(Decrease)/increase	$(944)	$(482)
The amount of revenue recognized during the nine fiscal months ended September 26, 2020 that was included in the contract liability balance at December 31, 2019 was $4.2 million.

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
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DSI acquisition had been consummated on January 1, 2019:

	Fiscal quarter ended	Nine fiscal months ended
	September 28, 2019	September 28, 2019
Pro forma net revenues	$70,953	$228,774

Pro forma net earnings attributable to VPG stockholders	$3,068	$20,203

Pro forma basic earnings per share attributable to VPG stockholders	$0.23	$1.50
Pro forma diluted earnings per share attributable to VPG stockholders	$0.23	$1.49
Note 4 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment			Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2019	$35,018	$6,559	$18,606	$6,311	$3,542
Adjustment to purchase price	$(156)	—	(156)	—	—
Foreign currency translation adjustment	(138)	(153)	15	—	—
Balance at September 26, 2020	$34,724	$6,406	$18,465	$6,311	$3,542

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
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to twelve years. The Company has no finance leases. One of the Company's indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. The facility was made available to the Company during the second quarter of 2020, at which time the Company established an operating right of use asset and operating lease liability, with a lease term of 12.5 years, of $14.8 million, in accordance with the terms of the lease agreement.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	September 26, 2020	December 31, 2019

Assets
Operating lease right of use asset	$21,846	$8,691

Liabilities
Operating lease - current	$4,179	$2,827
Operating lease - non-current	$18,385	$5,811
Other information related to lease term and discount rate is as follows:

September 26, 2020
Operating leases weighted average remaining lease term (in years)	9.15 years
Operating leases weighted average discount rate	3.67%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended		Nine Fiscal Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$1,164	$866	$3,177	$2,501
Variable lease cost	—	5	—	14
Short-term lease cost	31	7	88	66
Total lease cost	$1,195	$878	$3,265	$2,581
Right of use assets obtained in exchange for new operating lease liability during 2020 were $15.7 million. The Company paid $2.6 million for its operating leases for each of the nine fiscal months ended September 26, 2020 and September 28, 2019, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of September 26, 2020 are summarized as follows (in thousands):

Note 5 - Leases (continued)

2020 (excluding the nine months ended September 26, 2020)	$1,318
2021	4,239
2022	3,378
2023	2,879
2024	2,378
Thereafter	11,991
Total future minimum lease payments	$26,183
Less: amount representing interest	(3,619)
Present value of future minimum lease payments	$22,564
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 26, 2020 was 27.1% compared to 29.3% for the fiscal quarter ended September 28, 2019. The effective tax rate for the nine fiscal months ended September 26, 2020 was 29.0% compared to 27.5% for the nine fiscal months ended September 28, 2019. The tax rate for the nine fiscal months of 2020 is higher than the prior year period primarily due to changes in the mix of worldwide income.
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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 26, 2020	December 31, 2019
2020 Credit Agreement - Revolving Facility	$41,000	$—
2015 Credit Agreement - Revolving Facility	—	34,000
2015 Credit Agreement - U.S. Closing Date Term Facility	—	2,038
2015 Credit Agreement - U.S. Delayed Draw Term Facility	—	4,982
2015 Credit Agreement - Canadian Term Facility	—	3,476
Other debt	52	149
Deferred financing costs	(396)	(112)
Total long-term debt	40,656	44,533
Less: current portion	52	44,516
Long-term debt, less current portion	$40,604	$17
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
Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2020	$(30,761)	$(6,942)	$(37,703)
Other comprehensive loss before reclassifications	409	—	409
Amounts reclassified from accumulated other comprehensive income (loss)	—	(448)	(448)
Balance at September 26, 2020	$(30,352)	$(7,390)	$(37,742)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2019	$(31,319)	$(6,146)	$(37,465)
Other comprehensive loss before reclassifications	(781)	—	(781)
Amounts reclassified from accumulated other comprehensive income (loss)	(827)	164	(663)
Balance at September 28, 2019	$(32,927)	$(5,982)	$(38,909)
Reclassification of foreign currency translation adjustment for a gain on liquidation of a subsidiary is included in other income (expense) other ( see Note 13). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 9 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended September 26, 2020		Fiscal quarter ended September 28, 2019
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$99	$31	$82	$32
Interest cost	128	33	154	45
Expected return on plan assets	(110)	—	(130)	—
Amortization of actuarial losses	77	34	50	39
Net periodic benefit cost	$194	$98	$156	$116

	Nine fiscal months ended September 26, 2020		Nine fiscal months ended September 28, 2019
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$297	$93	$247	$94
Interest cost	384	$99	$468	$135
Expected return on plan assets	(330)	$—	$(395)	$—
Amortization of actuarial losses	230	$102	$150	$117
Net periodic benefit cost	$581	$294	$470	$346
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At September 26, 2020, the Company had reserved 371,637 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Restricted stock units	$380	$506	$1,137	$1,592

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

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues:
Foil Technology Products	$32,906	$32,119	$95,168	$102,167
Force Sensors	13,862	16,217	37,473	49,298
Weighing and Control Systems	20,757	19,085	61,726	63,351
Total	$67,525	$67,421	$194,367	$214,816

Gross profit:
Foil Technology Products	$13,515	$11,970	$38,002	$42,943
Force Sensors	4,235	4,932	8,845	14,385
Weighing and Control Systems	9,599	8,888	28,677	30,122
Total	$27,349	$25,790	$75,524	$87,450

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$8,078	$6,259	$21,532	$25,185
Force Sensors	2,010	2,726	2,201	7,300
Weighing and Control Systems	5,222	4,808	13,909	16,426
Unallocated G&A expenses	(7,105)	(7,060)	(20,193)	(20,862)
Executive severance costs	—	—	—	(611)
Restructuring costs	(84)	(547)	(713)	(547)
Operating income	$8,121	$6,186	$16,736	$26,891

Restructuring costs:
Foil Technology Products	$(23)	$—	$(466)	$—
Force Sensors	$—	$(429)	$(108)	$(429)
Weighing and Control Systems	(61)	—	(61)	—
Corporate/Other	—	(118)	(78)	(118)
	$(84)	$(547)	$(713)	$(547)

Executive severance costs:
Corporate/Other	$—	$—	$—	$(611)
	$—	$—	$—	$(611)

Note 11 - Segment Information (continued)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foil Technology Products to Force Sensors and Weighing and Control Systems	$858	$1,011	$2,451	$3,018
Force Sensors to Foil Technology Products and Weighing and Control Systems	$—	$369	$—	$980
Weighing and Control Systems to Foil Technology Products and Force Sensors	$83	$75	$294	$373

Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$5,598	$4,509	$10,669	$18,317

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,575	13,523	13,562	13,512

Effect of dilutive securities:
Restricted stock units	62	84	49	76
Dilutive potential common shares	62	84	49	76

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,637	13,607	13,611	13,588

Basic earnings per share attributable to VPG stockholders	$0.41	$0.33	$0.79	$1.36

Diluted earnings per share attributable to VPG stockholders	$0.41	$0.33	$0.78	$1.35

Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign exchange gain (loss)	$162	$(306)	$(123)	$(1,360)
Interest income	29	181	205	519
Pension expense	(159)	(157)	(482)	(470)
Other	(71)	829	(229)	926
	$(39)	$547	$(629)	$(385)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended September 26, 2020, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli Shekel, the Euro, and the British pound.

Included in Other for the fiscal quarter and nine fiscal months ended September 28, 2019, respectively, is a one-time $0.8 million gain on liquidation of one of the Company's subsidiaries.

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

Note 14 - Fair Value Measurements (continued)

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 26, 2020
Assets
Assets held in rabbi trusts	$5,224	$80	$5,144	$—

December 31, 2019
Assets
Assets held in rabbi trusts	$5,169	$53	$5,116	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 26, 2020 and December 31, 2019, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at September 26, 2020 and December 31, 2019 approximates its carrying value. The revolving debt at September 26, 2020 is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The revolving debt and term loans at December 31, 2019 were reset on a quarterly basis based on current market rates, plus a base rate as specified in the corresponding debt agreements. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents whose carrying amounts reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.1 million and $0.5 million of restructuring costs during the fiscal quarter ended September 26, 2020 and September 28, 2019, respectively, and $0.7 million and $0.5 million for the nine fiscal months ended September 26, 2020 and September 28, 2019, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of September 26, 2020 and December 31, 2019, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2019	$604
Restructuring charges in 2020	713
Cash payments	(1,140)
Foreign currency translation	(2)
Balance at September 26, 2020	$175

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
Impact of COVID-19 on Our Business
As the COVID-19 pandemic began to unfold around the world, the Company took measures to protect its employees and customers. Those measures included suspending business travel, enabling certain employees to work from home, implementing workplace distancing, and adjusting work shifts to minimize employees’ contact with other employees. While the majority of the Company’s operations were able to operate despite the impacts from the COVID-19 pandemic, the Company’s Force Sensors manufacturing facility in India had operated at partial capacity as a result of government-mandated restrictions. In the third quarter of 2020, these restrictions reduced Force Sensors revenue by approximately $2.5 million and Force Sensors operating income by approximately $1.0 million due to the lower volume. For the first nine months of 2020, these restrictions impacted Force Sensors revenue in aggregate by approximately $10 million from pre-COVID runrate levels and reduced its operating income by approximately $4 million due to the lower revenue. The Company received approval from the Indian government to operate its facility without limitation on July 1, 2020, and as of the end of the third quarter the facility was operating at full capacity.
As of November 3, 2020, all of the Company’s facilities are operating without limitations with the Company implementing COVID-19 best practices with respect to working conditions and enabling some employees to work remotely where possible. Nonetheless, given the impacts to date and the ongoing uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic, the ongoing economic disruption may continue to adversely affect the Company’s business and financial results.

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

Net revenues for the fiscal quarter ended September 26, 2020 were $67.5 million versus $67.4 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 26, 2020 were $5.6 million, or $0.41 per diluted share, versus $4.5 million, or $0.33 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 26, 2020 were $194.4 million versus $214.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 26, 2020 were $10.7 million, or $0.78 per diluted share, versus $18.3 million, or $1.35 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters and nine fiscal months ended September 26, 2020 and September 28, 2019 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating performance for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
As reported - GAAP	$27,349	$25,790	$8,121	$6,186	$5,598	$4,509	$0.41	$0.33
As reported - GAAP Margins	40.5%	38.3%	12.0%	9.2%
Acquisition purchase accounting adjustments (a)	4	—	4	—	4	—	—	—
COVID-19 impact (b)	(22)		(320)		(320)		(0.03)
Restructuring costs		—	84	547	84	547	0.01	0.04
Less: Tax effect of reconciling items and discrete tax items		—		—	(84)	80	(0.01)	—
As Adjusted - Non GAAP	$27,331	$25,790	$7,889	$6,733	$5,450	$4,976	$0.40	$0.37
As Adjusted - Non GAAP Margins	40.5%	38.3%	11.7%	10.0%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Nine fiscal months ended	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
As reported - GAAP	75,524	87,450	16,736	26,891	$10,669	$18,317	$0.78	$1.35
As reported - GAAP Margins	38.9%	40.7%	8.6%	12.5%
Acquisition purchase accounting adjustments (a)	560	—	560	—	560	—	0.04	—
COVID-19 impact (b)	536		123		123		0.01
Executive Severance costs		—		611		611	—	0.04
Restructuring costs		—	713	547	713	547	0.05	0.04
Less: Tax effect of reconciling items and discrete tax items		—		—	59	80	—	—
As Adjusted - Non GAAP	$76,620	$87,450	$18,132	$28,049	$12,006	$19,395	$0.88	$1.43
As Adjusted - Non GAAP Margins	39.4%	40.7%	9.3%	13.1%
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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2019 through the third quarter of 2020 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2019	2019	2020	2020	2020
Net revenues	$67,421	$69,142	$67,696	$59,146	$67,525

Gross profit margin	38.3%	35.0%	37.0%	39.1%	40.5%

End-of-period backlog	$79,300	$90,900	$94,300	$92,900	$90,800

Book-to-bill ratio	0.96	1.15	1.08	0.95	0.95

Inventory turnover	2.60	2.72	2.58	2.20	2.38

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2019	2019	2020	2020	2020
Foil Technology Products
Net revenues	$32,119	$29,636	$30,477	$31,785	$32,906
Gross profit margin	37.3%	34.9%	36.7%	41.8%	41.1%
End-of-period backlog	$38,900	$44,600	$51,700	$47,500	$48,500
Book-to-bill ratio	0.91	1.18	1.25	0.85	1.01
Inventory turnover	2.79	2.66	2.74	2.58	2.63

Force Sensors
Net revenues	$16,217	$15,059	$14,695	$8,916	$13,862
Gross profit margin	30.4%	24.2%	24.3%	11.6%	30.5%
End-of-period backlog	$15,200	$17,100	$16,900	$22,300	$21,300
Book-to-bill ratio	0.94	1.11	1.02	1.58	0.90
Inventory turnover	2.30	2.43	2.64	2.02	2.28

Weighing and Control Systems
Net revenues	$19,085	$24,447	$22,524	$18,445	$20,757
Gross profit margin	46.6%	41.6%	45.7%	47.6%	46.2%
End-of-period backlog	$25,200	$29,200	$25,700	$23,100	$21,000
Book-to-bill ratio	1.04	1.15	0.90	0.82	0.88
Inventory turnover	2.61	3.10	2.31	1.81	2.13
Net revenues for the third quarter of 2020 increased 14.2% from the second quarter of 2020 mainly due to increased volume in all reporting segments. Net revenues increased 0.2% from the third quarter of 2019 with increased volume in the Weighing and Control Systems and Foil Technology Products reporting segment mostly offset by lower volume in the Force Sensors reporting segment.
Net revenues in the Foil Technology Products reporting segment increased 3.5% compared to the second quarter of 2020 and increased 2.5% from the third quarter of 2019. The sequential and year-over-year increases in revenues were primarily attributable to an increase in our advanced sensors product line primarily in our consumer-related markets and an increase in our Pacific Instruments product line in the avionics, military and space market, which partially offset a decrease in precision resistor sales in the test and measurement market.

Net revenues in the Force Sensors reporting segment increased 55.5% from the second quarter of 2020 and decreased 14.5% from the third quarter of 2019. Sequentially net revenues increased as a result of COVID-19 mitigation restrictions being lifted as of July 1, 2020 by the Indian government and the subsequent ramping up of production without limitations at our India operations during the third quarter of 2020. The sequential revenue increase reflected higher sales in the industrial weighing and our other markets. Compared to the third quarter of 2019, the decrease reflects the impact of the COVID-19 pandemic on our India facility.
Net revenues in the Weighing and Control Systems reporting segment increased 12.5% from the second quarter of 2020 and increased 8.8% from the third quarter of 2019. Sequentially, the higher net revenues are primarily attributable to the Dynamic Systems Inc. ("DSI") product line and an increase in sales of our onboard weighing products for the transportation market, which was partially offset by lower KELK steel-related sales. Compared to the third quarter of 2019, the increase in net revenues is primarily attributable to the additional revenues of DSI acquired in November 2019, which was partially offset by lower volume of our onboard weighing products for the transportation market and lower KELK steel-related sales.
Overall gross profit margin in the third quarter of 2020 increased 1.4% as compared to the second quarter of 2020 and increased 2.2% from the third quarter of 2019.
Sequentially, improved gross profit margin in the Force Sensors reporting segment was partially offset by decreased gross profit margins in the Weighing and Control Systems reporting segment, while the Foil Technology Products reporting segment gross profit margins remained flat. The Force Sensors reporting segment gross profit margin increased sequentially due to higher volume. In the Weighing and Control Systems reporting segment, the gross profit margin was 46.2% compared to 47.6% in the prior sequential quarter. The decrease in the gross profit margin was mainly due to unfavorable product mix and a reduction in inventory, partially offset by higher volume.
Compared to the third quarter of 2019, the Foil Technology Products reporting segment had a higher gross profit margin primarily due to manufacturing efficiencies and cost controls. The Force Sensors reporting segment increase in gross profit margin compared to 2019 was primarily due to cost controls and a positive impact of foreign exchange, partially offset by lower volume due to the COVID-19 impacts mentioned above and a reduction in export grants. In the Weighing and Control Systems segment, the gross profit margin of 46.2% decreased from the third quarter of 2019 mostly due to unfavorable product mix, partially offset by higher volume.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2019 and 2018, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our force sensor products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint. In 2017, we closed two leased facilities in the United States and moved to more cost effective locations.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended September 26, 2020, exchange rates increased net revenues by $0.7 million, and increased costs of products sold and selling, general, and administrative expenses by $0.9 million, when compared to the comparable prior year period. For the nine fiscal months ended September 26, 2020, exchange rates decreased net revenues by $0.5 million, and increased costs of products sold and selling, general, and administrative expenses by $1.5 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of September 26, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Costs of products sold	59.5%	61.7%	61.1%	59.3%
Gross profit	40.5%	38.3%	38.9%	40.7%
Selling, general, and administrative expenses	28.4%	28.3%	29.9%	27.7%
Operating income	12.0%	9.2%	8.6%	12.5%
Income before taxes	11.5%	9.5%	7.8%	11.8%
Net earnings	8.4%	6.7%	5.5%	8.6%
Net earnings attributable to VPG stockholders	8.3%	6.7%	5.5%	8.5%

Effective tax rate	27.1%	29.3%	29.0%	27.5%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$67,525	$67,421	$194,367	$214,816
Change versus comparable prior year period	$104		$(20,449)
Percentage change versus prior year period	0.2%		(9.5)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(6.6)%	(14.0)%
Change in average selling prices	0.0%	0.3%
Foreign currency effects	1.1%	(0.2)%
Acquisitions	5.7%	4.4%
Net change	0.2%	(9.5)%
During the fiscal quarter ended September 26, 2020, net revenues increased 0.2% as compared to the comparable prior year period, with increased volume in the Weighing and Control Systems and Foil Technology Products reporting segment mostly offset by lower volume in the Force Sensors reporting segment. During nine fiscal months ended September 26, 2020, net revenues decreased 9.5%, as compared to the comparable prior year period, mainly due to decreased volume in all reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gross profit margin	40.5%	38.3%	38.9%	40.7%
The gross profit margin for the fiscal quarter ended September 26, 2020 increased 2.2% compared to the comparable prior year period, with higher margins in the Foil Technology Products and Force Sensors reporting segments being partially offset by lower margins in the Weighing and Control Systems segment. The gross profit margin for the nine fiscal months ended September 26, 2020 decreased 1.8% compared to the comparable prior year period, with all reporting segments contributing to the decline.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$32,906	$32,119	$95,168	$102,167
Change versus comparable prior year period	$787		$(6,999)
Percentage change versus prior year period	2.5%		(6.9)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	1.1%	(7.4)%
Change in average selling prices	0.3%	0.6%
Foreign currency effects	1.1%	(0.1)%
Net change	2.5%	(6.9)%
Net revenues increased 2.5% for the fiscal quarter ended September 26, 2020 as compared to the comparable prior year period. Increases in revenues were primarily attributable to an increase in our advanced sensors product line primarily in our consumer-related markets and an increase in our Pacific Instruments product line in the avionics, military and space market, which partially offset a decrease in precision resistor sales in the test and measurement market.
Net revenues decreased 6.9% for the nine fiscal months ended September 26, 2020 as compared to the comparable prior year period. Decreases in net revenues in precision resistor products sales in the test and measurement market and strain gages in our general industrial market were partially offset by increases in net revenues in the avionics, military and space market, and increases in our net revenues from the advanced sensors product line primarily in our consumer-related markets.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gross profit margin	41.1%	37.3%	39.9%	42.0%
The gross profit margin increased 3.8% for the fiscal quarter ended September 26, 2020, when compared to the comparable prior year period, primarily due to manufacturing efficiencies and cost controls. The gross profit margin decreased 2.1% for the nine fiscal months ended September 26, 2020 as compared to the comparable prior year period primarily due to lower volume from products in the test and measurement and general industrial market segments.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$13,862	$16,217	$37,473	$49,298
Change versus comparable prior year period	$(2,355)		$(11,825)
Percentage change versus prior year period	(14.5)%		(24.0)%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(14.4)%	(23.8)%
Change in average selling prices	(1.0)%	(0.1)%
Foreign currency effects	0.9%	(0.1)%
Net change	(14.5)%	(24.0)%
Net revenues decreased 14.5% for the fiscal quarter ended September 26, 2020, as compared to the comparable prior year period, reflecting the impact of the COVID-19 pandemic on our India facility. This limitation in our production also contributed to the year to date decline in Force Sensor revenues of 24.0% when compared to the prior year. The manufacturing facility in India operated at partial capacity as a result of government mandated restrictions until July 1, 2020, when restrictions were lifted.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gross profit margin	30.5%	30.4%	23.6%	29.2%
The gross profit margin for the fiscal quarter ended September 26, 2020 increased 0.1% compared to the comparable prior year period. This increase was primarily due to cost controls and a positive impact of foreign exchange, partially offset by lower volume due to the COVID-19 impacts mentioned above and a reduction in export grants. The gross profit margin for the nine fiscal months ended September 26, 2020 decreased 5.6% compared to the prior year period. Lower volume due to COVID-19 impacts was partially offset by cost savings initiatives.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$20,757	$19,085	$61,726	$63,351
Change versus comparable prior year period	$1,672		$(1,625)
Percentage change versus prior year period	8.8%		(2.6)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(13.2)%	(17.4)%
Change in average selling prices	0.3%	0.2%
Foreign currency effects	1.6%	(0.7)%
Acquisitions	20.1%	15.3%
Net change	8.8%	(2.6)%

Net revenues increased 8.8% for the fiscal quarter ended September 26, 2020 as compared to the comparable prior year period. This increase was primarily attributable to additional revenues of DSI, acquired in November 2019, which was partially offset by lower volume of our onboard weighing products for the transportation market and lower KELK steel-related sales. Net revenues decreased 2.6% for the nine fiscal months ended September 26, 2020, as compared to the comparable prior year periods. Additional revenues of DSI, were offset by lower volume of our onboard weighing products for the transportation market and lower KELK steel-related sales.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gross profit margin	46.2%	46.6%	46.5%	47.5%
The gross profit margin for the fiscal quarter ended September 26, 2020 of 46.2% decreased from the third quarter of 2019 mostly due to unfavorable product mix, partially offset by higher volume. The gross profit margin for the nine fiscal months ended September 26, 2020 of 46.5%, decreased from the prior year period due to lower volume, an unfavorable product mix and unfavorable exchange rate impacts.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total SG&A expenses	$19,144	$19,057	$58,075	$59,401

As a percentage of net revenues	28.4%	28.3%	29.9%	27.7%
SG&A expenses for the fiscal quarter ended September 26, 2020 were flat compared to the comparable prior year period with additional SG&A expenses related to DSI being offset by lower travel costs, personnel costs and professional fees. SG&A expenses for the nine fiscal months ended September 26, 2020 decreased compared to the comparable prior year period mainly due to lower travel costs, personnel costs, commissions, and professional fees, partially offset by SG&A expenses related to DSI.
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
The Company recorded $0.1 million and $0.5 million of restructuring costs during the fiscal quarter ended September 26, 2020 and September 28, 2019, respectively, and $0.7 million and $0.5 million for the nine fiscal months ended September 26, 2020 and September 28, 2019, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter and nine fiscal months ended September 26, 2020 was lower compared with interest expense in the comparable prior year periods mainly due to the lower debt balances during 2020 and the favorable borrowing rates negotiated with the 2020 Restated and Amended Revolving Credit Facility in March 2020.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 26, 2020	September 28, 2019	Change
Foreign exchange gain (loss)	$162	$(306)	$468
Interest income	29	181	(152)
Pension expense	(159)	(157)	(2)
Other	(71)	829	(900)
	$(39)	$547	$(586)

	Nine fiscal months ended
	September 26, 2020	September 28, 2019	Change
Foreign exchange (loss) gain	$(123)	$(1,360)	$1,237
Interest income	205	519	(314)
Pension expense	(482)	(470)	(12)
Other	(229)	926	(1,155)
	$(629)	$(385)	$(244)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended September 26, 2020, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli Shekel, the Euro, and the British pound.
Included in Other for the fiscal quarter and nine fiscal months ended September 28, 2019, respectively, is a one-time $0.8 million gain on liquidation of one of the Company's subsidiaries.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 26, 2020 was 27.1% compared to 29.3% for the fiscal quarter ended September 28, 2019. The effective tax rate for the nine fiscal months ended September 26, 2020 was 29.0% compared to 27.5% for the nine fiscal months ended September 28, 2019. The tax rate for the nine fiscal months of 2020 is higher than the prior year period primarily due to changes in the mix of worldwide income.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include interest coverage ratio and a leverage ratio. We were in compliance with these covenants at September 26, 2020. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our other long-term debt is not significant and consists of zero percent interest rate debt held by our Japanese subsidiary of approximately $0.1 million at September 26, 2020 and $0.1 million at December 31, 2019.
Our business has historically generated significant cash flow. For the nine fiscal months ended September 26, 2020, cash provided by operating activities was $22.8 million compared to $24.6 million in the comparable prior year period. Our net cash used in investing activities for the nine fiscal months ended September 26, 2020 was higher compared to the prior year period mainly due to increased capital spending. Our net cash used by financing activities for the nine fiscal months ended September 26, 2020, reflects the repayment of the Canadian term loans and the conversion of the US term loans to revolver under the 2020 credit facility.
Adjusted free cash flow generated during the nine fiscal months ended September 26, 2020, was $7.4 million. We refer to the amount of cash provided by operating activities ($22.8 million) in excess of our capital expenditures ($15.8 million) and net of proceeds from the sale of assets ($0.4 million) as “adjusted free cash flow.”

The following table summarizes the components of net cash at September 26, 2020 and December 31, 2019 (in thousands):

	September 26, 2020	December 31, 2019
Cash and cash equivalents	$89,795	$86,910

Third-party debt, including current and long-term:
Term loans	—	10,496
Revolving debt	41,000	34,000
Third-party debt held by Japanese subsidiary	52	149
Deferred financing costs	(396)	(112)
Total third-party debt	40,656	44,533
Net cash	$49,139	$42,377
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
Approximately 91% and 93% of our cash and cash equivalents balance at September 26, 2020 and December 31, 2019, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at September 26, 2020 and December 31, 2019:

	September 26, 2020	December 31, 2019
Israel	19%	28%
Asia	24%	23%
Europe	19%	14%
United States	9%	7%
United Kingdom	17%	17%
Canada	12%	11%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of September 26, 2020, to be indefinitely reinvested.
Our financial condition as of September 26, 2020 remains strong, with a current ratio (current assets to current liabilities) of 4.6 to 1.0, as compared to a ratio of 2.4 to 1.0 at December 31, 2019.
Cash paid for property and equipment for the nine fiscal months ended September 26, 2020 was $15.8 million compared to $8.6 million in the comparable prior year period.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies (including DSI); the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; the Company’s status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; the Company’s ability to execute its business continuity, operational and budget plans in light of the COVID-19 pandemic; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended September 26, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 26, 2020, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: November 3, 2020