Form 10-K
period 2020-12-31
Vishay Precision Group, Inc.
filed 2021-03-11
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($22.27 on June 27, 2020), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $283,256,000. There is no non-voting stock outstanding.
As of March 11, 2021, the registrant had 12,587,191 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2020

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
On April 6, 2016, we completed the acquisition of Pacific Instruments, Inc. ("Pacific Instruments") based in Concord, California. Pacific Instruments designs and manufactures high-performance signal conditioning, data acquisition and control systems and has extensive experience integrating these systems. Pacific Instruments sells primarily to the aerospace, commercial aviation and defense markets in the United States. Pacific Instruments products expanded the offerings of our Foil Technology Products reporting segment, which already offered data acquisition systems, primarily in the field of strain measurement. As a result of our acquisition, we acquired a leased manufacturing, engineering, sales and administrative facility in Concord, California.
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
Leverage Global Brand
While our acquisitions provided us an array of strong brand names, in addition to our historical resistor and strain gage brands, we believe the continued success of our strategy is best served by the establishment of a strong overall global brand. The “VPG” brand leverages the strength of these historical brands under the umbrella of a unified, globally recognizable VPG name. We continue to broaden and emphasize the VPG brand in the markets we serve under the following brands for each of our business segments:

Foil Technology Products	Force Sensors	Weighing and Control Systems
VPG Foil Resistors	VPG Transducers	BLH Nobel
- Alpha Electronics	- Celtron	KELK
- Powertron	- Revere	VPG Onboard Weighing
- Vishay Foil Resistors	- Sensortronics	Dynamic Systems Inc.
Micro-Measurements	- Tedea-Huntleigh
Pacific Instruments

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
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state of the art facility which has been constructed in Israel. Our administrative personnel have moved to the new facility, and we have begun the transition of our advanced sensors business to that facility.
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2019 we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our force sensor products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
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
Growth from Acquisitions
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continued this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Instruments acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Our most recent acquisition, DSI, expands our position in the steel market. We expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Force Sensors
The Force Sensors segment includes a broad line of load cells and force measurement transducers that are offered as precision sensors for industrial and commercial use. Typical applications for force sensors are in construction machinery (for stability control, overload protection), agricultural equipment (for precision force measurement), and medical devices (such as hospital beds and medication dosing). The heavy equipment market has begun to adopt force sensors technology as process control and equipment control features for their products. These sensors use our foil technology products, which serve as sensing elements and components within each unit. Further integration of our load cells technology is also offered as part of our weighing module products, which provide customers with a complete sensor assembly that may be used within a wide variety of digital transducers.
A majority of products from the Force Sensors segment are sold to third parties as “standard catalog items,” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties. In addition, we sell products from this segment to our Weighing and Control Systems segment as well as to OEM manufacturers. Our sales teams act as direct sales channels (field application engineers (“FAEs”)) utilizing the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire standard products.
Weighing and Control Systems
The Weighing and Control Systems segment designs and manufactures complete systems comprised of mainly load cells and instrumentation for weighing and force control/measurement for a variety of uses, including process weighing, steel manufacturing, on-board weighing and overload monitoring. Typical applications for our weighing and control systems products are: process weighing of chemicals, food and pharmaceuticals; aircraft and truck weighing and overload protections; weight, force and process optimization and simulation in steel and paper mills; and force measurement for offshore oil and gas exploration.
Other major components that comprise our systems are: load cells, electronic displays; optical gages; laser systems; signal processors; MEMS sensors; cabling; system software; and communication software/hardware. The end use for the majority of these products is the precision measurement of force, weight, pressure, torque, tilt, motion, and acceleration. FAEs are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors and sales agents are also used, as appropriate, to market, sell, and support certain products in this segment.

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
Our product portfolio includes:
•Foil resistors – Foil resistors are the most precise and stable type of resistors currently available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. Our current sense resistors were developed with a low absolute TCR and Kelvin connections to meet the demand of stable resistive products
Our foil resistors are used in applications requiring a high degree of precision and stability, such as in the following market segments: Avionics/Military/Aerospace applications, Precision Weighing, Medical applications, Test & Measurements/ Semiconductors, Oil & Gas and Process Control. We sell our foil resistors under the Vishay Foil Resistors, Alpha Electronics, and Powertron brands, including under our well-known Bulk Metal® trademark. The ultra-precision technology also provides extremely low temperature coefficient resistance and exceptional long term stability through temperature extremes. To complement our extensive portfolio of high-performance foil resistors, we also offer decade boxes, standard resistors, exceptional precision thin film and power resistors including special construction configurations to meet the requirements of high temperature applications. We have a road map of new technology products to meet the required needs of our customers.
•Foil strain gages – Strain gages, including our advanced sensors, are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Typical uses of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device, such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. A variety of physical measurements can be made using strain gages attached to metal components including force, weight, pressure, displacement, and acceleration. We sell our strain gages under the well-known Micro-Measurements brand.
•Transducers, load cells, and modules – A transducer is mounted on a structure that is subjected to weight or other forces, such as the platform of an industrial scale. The term “load cell” is primarily used to describe transducers used in weighing applications. Strain-gage based transducers consist of one or more strain gages bonded to a metallic support. The change in resistance of the strain gages in response to deformation of the transducer by the applied load is detected by electronic instrumentation. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example, weight or tension. We produce both analog and digital transducers. Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications. We sell our load cells and modules under the overall VPG Transducers name as we continue to transition from the previously used Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.
•Data acquisition systems – Data acquisition systems, which include instruments to measure, process, digitize, display, and record the output of our strain gages, transducers, and other sensor or sensor-based systems as well as deliver information to control systems. Our acquisition of Pacific Instruments significantly expanded our previous instruments offerings.
•Weighing and control systems – Weighing and control systems are integrated systems for the detection and measurement of weight and other types of force, primarily for use in industrial applications. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, roller force in steel mills, and cable tension in winch controls; on-board weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing. Our mechanical and thermal simulators are used for testing and developing various types of metals. With our acquisition of Stress-Tek, we enhanced and broadened our on-board weighing offerings with products that are recognized for high quality in their markets. With our acquisition of KELK, we added certain optical gages for control systems and enhanced our other product offerings for process control in the steel mill industry. With the acquisition of DSI, we broadened our offerings to the steel mill industry and to materials testing labs. We sell our systems under a variety of brand names including BLH Nobel, KELK, Gleeble, and VPG Onboard Weighing.

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
Our foil resistors and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Examples of competition in our Foil Technology Products segment includes KOA, Bourns, Vishay Intertechnology, TT Electronics, Susumu, Isabellenhute, Caddock and Flat Dashi for foil resistors, and HBK, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for foil strain gages. Competitors in our Force Sensors segment include HBK, Zemic, Utilcell, and Flintec. Competitors in our Weighing and Control Systems segment include Hardy Instruments and Mettler-Toledo for process weighing; ABB, Siemens, Haehne, Dalian, IMS and Fuji for steel mill systems; and Air-Weigh, Vehicle Weighing Systems, MOBA, and AMCS for onboard weighing.
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
Environmental, Health and Safety
We have an Environmental, Health and Safety Policy that commits us to achieve health and safety for employees and protection of the environment, to maintain compliance with applicable environmental, health and safety laws, to promote proper management of hazardous materials, and to minimize the hazardous materials generated in the course of our operations. In addition, our manufacturing operations are subject to various regional, federal, state, and local laws restricting discharge of materials into the environment. Since we are subject to Environmental, Health and Safety laws worldwide we incur capital and operating expenditures and other costs to comply. We are not involved in any pending or threatened proceedings that would require curtailment of our operations.
The Company is in the process of designing, evaluating, and implementing a corporate Environmental, Social and Governance ("ESG") program and intends to complete a materiality assessment, scorecard and short and long-term objectives with deliverables starting in the second quarter of 2022.
Human Capital
As of December 31, 2020, we employed approximately 2,300 total employees, substantially all of which were full-time employees. Approximately 87% of our employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions.
We support worldwide employment and promotion of diversity to innovate and drive long-term value, by continuous monitoring of compensation and benefits to assure competitiveness, while implementing a worldwide talent strategy that includes workforce planning and succession planning.
The impact of COVID-19 on our operations has been mitigated through the issuance of Guidelines for Manufacturing Safety, Travel Safety and Personal Protective Equipment sourcing to ensure employee and visitor, contractor safety and continuity of operations. We have had no employee strikes or work stoppages due to labor disputes and we consider our relationship with employees to be generally good, however, no assurance can be given that labor unrest or strikes will not occur. We continue to support employee’s rights to collective bargaining and other recognized employee interests to organize.
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of March 11, 2021:

Name	Age	Positions
Ziv Shoshani	54	Chief Executive Officer, President, and Director
William M. Clancy	58	Executive Vice President and Chief Financial Officer
Amir Tal	51	Senior Vice President and Chief Accounting Officer
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
The following corporate governance related documents are also available on our website:
•Compensation Committee Charter
•Nominating and Corporate Governance Committee Charter
•Audit Committee Charter
•Code of Business Conduct and Ethics
•Code of Ethics Applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer or Controller
•Corporate Governance Principles
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
Risks Related to Our Business
The COVID-19 outbreak has adversely impacted and could continue to adversely impact our results of operations.
The impact of the COVID-19 outbreak and the spread of the novel coronavirus on a global basis have adversely affected and are likely to continue to adversely affect our business in a number of respects, although the further extent, nature and timing of such impact cannot be predicted at this time. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to implement restrictions relating to the operation of almost all types of businesses. The closure standards vary from jurisdiction to jurisdiction, but they typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet the requisite standards to remain open, at least partially, in all jurisdictions in which we operate, although there is no assurance that our decision to remain open will not be challenged. As of the date of this filing, all of our manufacturing and other facilities are operating at adequate capacity while following procedures designed to prevent the spread of the virus, such as social distancing, reduced personnel and staggered shifts. Changing standards regarding what type of facilities are permitted to remain open, as well as evolving interpretations of existing standards, in both the United States and around the globe, could result in the closure of some or all of our facilities.
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
If as a result of the COVID-19 outbreak governments take additional protective actions, or extend the time period for existing protective actions, or the distribution and administration of the vaccines for COVID-19 are delayed or prolonged, such actions or events may have a material adverse impact on our business and operating results. This could include closures of our facilities or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our business and results of operations. In addition, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, resulting in an economic downturn that has adversely impacted many businesses, including ours. The extent and duration of the impact on the global economy and financial markets from COVID-19 is difficult to predict, and the extent to which the COVID-19 will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our business and results of operation will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.
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
Such transactions, including our acquisition of DSI in November 2019, involve a number of risks, including the following:
•we may incur substantial costs, including advisory fees and diversion of management attention, in evaluating a potential transaction;
•we may be unable to achieve the anticipated benefits from the transaction;
•we may have difficulty integrating the operations, personnel and culture of an acquired business, and may have difficulty retaining the key personnel of the acquired business;
•we may have difficulty enforcing restrictive covenants against the seller of the acquired business or former employees or other personnel of the acquired business;
•we may have difficulty incorporating acquired technologies or products into our existing solutions;
•our ongoing business and management's attention may be disrupted or diverted by transition or integration issues, and the complexity of managing geographically and culturally diverse locations; and
•we may lose customers of those companies, or may lose our customers due to the change in control or for other reasons.
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
If we were to undertake future substantial acquisitions for cash, these acquisitions would likely need to be financed in part through bank borrowings, or the issuance of public or private debt. This acquisition financing would likely adversely affect certain credit metrics. Our revolving credit facilities require us to obtain the lenders’ consent for certain additional debt financing and to comply with other covenants, including the application of specific financial ratios. We cannot assure that the necessary acquisition financing would be available to us on acceptable terms, if and when, required. If we were to make an acquisition with equity, the acquisition may have a dilutive effect on the interests of the holders of our common stock.
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
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property ("IP") rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in April 2020, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture or do business in are identified in the report as being on the Priority Watch List or the Watch List. In China, for instance, the USTR is concerned about the urgent need to remediate a range of IP-related concerns, including trade secret theft, online piracy and counterfeiting, the high-volume manufacture and export of counterfeit goods, technology transfer requirements imposed as a condition to access the Chinese market, the mandatory application of adverse terms to foreign IP licensors, and IP ownership and research and development localization requirements. Structural impediments to administrative, civil, and criminal IP enforcement are also problematic. The USTR also expressed concern that in India there is a lack of sufficient measurable improvements to its IP framework on long standing and new challenges that have negatively affected U.S. right holders over the past year. Other countries in which we do business were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
We maintain a revolving credit facility with banks that we use, or may use, for working capital, acquisition financing, and other purposes. This credit facility subjects us to certain restrictions which may affect, and in some cases significantly limit or prohibit, among other things, our ability to:
•borrow additional funds;
•pay dividends or make other distributions;
•repurchase our common stock;
•make investments, including capital expenditures;
•complete acquisitions;
•engage in transactions with affiliates or subsidiaries; or
•create liens on our assets.

Our credit facility requires us to maintain certain financial ratios. If we fail to comply with the covenant restrictions contained in the credit facility, that failure could result in termination of the facility, and all amounts outstanding could become immediately payable.
A significant portion of our cash and cash equivalents and short-term investments balances are held by our non-U.S. subsidiaries.
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2020, $88.8 million of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States. Any repatriation of such funds could incur local withholding tax in the source and intervening foreign jurisdictions. These amounts could also be subject to certain U.S. state taxes.

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

The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and established. Withdrawal from the European Union is controversial in the United Kingdom notwithstanding the 2016 vote. In January 2020, the United Kingdom and the European Union approved of an agreement between the United Kingdom and the European Union, and the United Kingdom officially departed from the European Union. On February 1, 2020, the United Kingdom entered into a transition and implementation period, during which all European Union laws regulations, court decisions, trading agreements and other obligations continue to apply to the United Kingdom. As of January 1, 2021, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement that included a Free Trade Agreement. At this stage, it is uncertain what the effects of the Trade and Cooperation Agreement will be on our United Kingdom and European operations in fiscal 2021 and beyond, and it is possible that the Trade and Cooperation Agreement or other agreements entered into between the United Kingdom and other jurisdictions could impair our ability to transaction business in the United Kingdom or countries in the European Union.

Significant developments from the recent and potential changes in tariffs, trade regulation or other restrictions may adversely impact our business, financial condition and results of operations.
We have manufacturing operations in China, Europe, Canada, Israel and the United States, as well as in other countries. Significant tariffs or other restrictions which are placed on Chinese, European, Canadian or Israeli imports to the United States, or any related counter-measures which are taken by the countries involved, may materially harm our revenues and results of operations. Examples of past actions are Section 232 tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce in March 2018, and Section 301 tariffs on certain products that originate in China announced by the United States Trade Representative that first started in June 2018 and now are in four separate lists with varying tariff increases.
These tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental actions related to tariffs, quotas, duties, taxes or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, and our suppliers, which in turn could adversely impact our business, financial condition and results of operations.
We are subject to the risks of political, economic, health, and military instability in countries outside the United States in which we operate.
Some of our products are produced in Israel, India, China, and other countries which are particularly subject to risks of political, economic, health and military instability. This instability could result in wars, riots, nationalization of industry, currency fluctuations, and labor unrest or unavailability. These conditions could have an adverse impact on our ability to manufacture, ship and operate in these regions and, depending on the extent and severity of these conditions, could result in a reduction in customer orders and sales to certain regions and end-markets and materially and adversely affect our overall financial condition and operating results.

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

Operational difficulties, including those associated with our new facility in Israel, could adversely impact our business.

In 2019, we entered into a long-term lease for a newly-constructed 121,400 square foot facility in Israel, as part of a strategic initiative to expand the manufacturing capacity of our advance sensors product line. We have begun to transition certain of our manufacturing operations in Israel into this facility, and we expect to complete this transition in 2021. Any delay in transitioning our operations could adversely affect our future business and results of operations. We cannot guarantee that the consolidation of operations in Israel will be completed successfully, without delays or on the terms that we currently expect.

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
As of December 31, 2020, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval/or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (the Chairman of our Board of Directors) and Ziv Shoshani (our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 34.5% of the total voting power of our capital stock as of December 31, 2020. Holders of our Class B convertible common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock. The voting rights of the holders of our Class B convertible common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

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
Our bylaws contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third party to acquire us without the consent of our incumbent board of directors. Under these by-law provisions:
•stockholders may not change the size of the board of directors or, except in limited circumstances, fill vacancies on the board of directors;
•stockholders may not call special meetings of stockholders;
•stockholders must comply with advance notice provisions for nominating directors or presenting other proposals at stockholder meetings; and
•our Board of Directors, may without stockholder approval, issue preferred shares and determine their rights and terms, including voting rights, or adopt a stockholder rights plan.

These provisions could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring, or preventing a change of control transaction that might involve a premium price or otherwise be considered favorable by our stockholders.
General Risk Factors
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
The market price of our common stock, and the number of shares traded each day, has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:
•shortfalls in our expected net revenue, earnings or key performance metrics;
•changes in recommendations or estimates by securities analysts;
•the announcement of new products by us or our competitors;
•quarterly variations in our or our competitors’ results of operations;
•a change in our dividend or stock repurchase activities;
•developments in our industry or changes in the market for technology stocks;
•changes in rules or regulations applicable to our business; and
•other factors, including economic instability, COVID-19 and changes in political or market conditions.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 19 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Wendell, North Carolina USA	Foil Technology Products	147,000
Chennai, India (a)	Force Sensors	129,000
Holon, Israel	Foil Technology Products	97,000
Bradford, United Kingdom	Weighing and Control Systems	75,000
Kent, Washington	Weighing and Control Systems	47,000
Akita, Japan (b)	Foil Technology Products	46,000
Poestenkill, New York	Weighing and Control Systems	32,000
Chartres, France	Force Sensors	11,000
Basingstoke, United Kingdom	Force Sensors/Foil Technology Products	11,000

Third-Party Leased Locations
Modi'in, Israel	Foil Technology Products	121,400
Toronto, Canada	Weighing and Control Systems	65,000
Tianjin, People’s Republic of China	Force Sensors	34,000
Omer, Israel	Foil Technology Products	24,000
Holon, Israel	Foil Technology Products	18,000
Concord, California USA	Foil Technology Products	16,000
Taipei, Republic of China (Taiwan)	Force Sensors/Weighing and Control Systems	13,000
Teltow, Germany	Foil Technology Products	11,000
Degerfors, Sweden	Weighing and Control Systems	10,000
Malvern, Pennsylvania USA	Corporate	8,000
(a)The Chennai building is owned and the land is held under a 99 year lease (which began in 2012).
(b)A facility on the campus is leased to Vishay Intertechnology. Approximate available space reported above excludes the area leased.
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 718 at March 11, 2021.
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 11, 2021 we had outstanding 1,022,887 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.0% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls, or shares control of, the voting of approximately 76.9% of our Class B convertible common stock, representing 34.5% of the total voting power of our capital stock as of December 31, 2020.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of six publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2015, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Vishay Precision Group, Inc.	Cumulative $	100.00	166.96	222.17	267.05	300.36	278.09
Russell 2000 Index	Cumulative $	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group *	Cumulative $	100.00	106.32	144.30	129.39	171.90	214.17

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 2020

350.00
300.00
250.00
200.00
150.00
100.00
50.00
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Vishay Precision Group, Inc.
Russell 2000 Index
Peer Group

*The management selected peer group includes: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp.
Item 6. [Reserved]

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
Impact of COVID-19 on our Business
As the COVID-19 pandemic began to unfold around the world, the Company took measures to protect its employees and customers. Those measures included suspending business travel, enabling certain employees to work from home, implementing workplace distancing, and adjusting work shifts to minimize employees’ contact with other employees. While the majority of the Company’s operations were able to operate despite the impacts from the COVID-19 pandemic, the Company’s Force Sensors manufacturing facility in India had operated at partial capacity as a result of government-mandated restrictions. The Company received approval from the Indian government to operate its facility without limitations on July 1, 2020, and since that date, has been operating at pre-pandemic capacity.
As of March 11, 2021, all of the Company’s facilities are operating without limitations with the Company implementing COVID-19 best practices with respect to working conditions and enabling some employees to work remotely where possible. Nonetheless, given the impacts to date and the ongoing uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic, the ongoing economic disruption may continue to adversely affect the Company’s business and financial results.
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
Net revenues for the year ended December 31, 2020 were $269.8 million compared to net revenues of $284.0 million for the year ended December 31, 2019. Net earnings attributable to VPG stockholders for the year ended December 31, 2020 were $10.8 million, or $0.79 per diluted share, compared to $22.2 million, or $1.63 per diluted share, for the year ended December 31, 2019.

The results of operations for the years ended December 31, 2020 and 2019 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per diluted share do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.
Beginning in the fourth quarter of 2020, the Company has determined to include the impact of foreign currency exchange rates on its assets and liabilities in certain of its non-GAAP measures for its current and comparative periods.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Fiscal Year Ended December 31,	2020	2019	2020	2019	2020	2019	2020	2019
As reported - GAAP	104,271	111,617	22,657	28,648	$10,787	$22,188	$0.79	$1.63
As reported - GAAP Margins	38.6%	39.3%	8.4%	10.1%
Acquisition purchase accounting adjustments (a)	569	1,254	569	1,254	569	1,254	0.04	0.09
Acquisition costs (b)			—	443	—	443	—	0.03
COVID-19 impact (c)	434	—	(366)	—	(366)	—	(0.03)
Executive Severance costs (d)			—	611	—	611	—	0.04
Impairment of goodwill and indefinite-lived intangibles			2,440	—	2,440	—	0.18	—
Restructuring costs			918	2,293	918	2,293	0.07	0.17
Foreign exchange (gain)/loss (e)					2,246	1,638	0.16	0.12
Less: Tax effect of reconciling items and discrete tax items (f)					(1,381)	4,102	(0.11)	0.29
As Adjusted - Non GAAP	$105,274	$112,871	$26,218	$33,249	$17,975	$24,325	$1.32	$1.79
As Adjusted - Non GAAP Margins	39.0%	39.7%	9.7%	11.7%
(a)     Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)    Acquisition costs associated with the acquisition of DSI in 2019.
(c)    COVID-19 impact is the net impact to the Company of costs incurred as a result of the COVID-19 pandemic, net of government subsidies received.
(d)    Severance costs associated with the resignation of an executive officer of the Company in 2019.
(e)    Impact of foreign currency exchange rates on assets and liabilities. The change in the dollar-shekel exchange rate, particularly in the fourth quarter of 2020, resulted in an unfavorable foreign exchange impact primarily related to the shekel-denominated lease liability for a new Foil Technology Products facility in Israel.
(f)    Included in the discrete items for 2020 is a $1.7 million tax expense related to the acquisition of DSI, and in 2019, a $3.4 million tax benefit primarily related to the acquisition of DSI.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2019 and through the fourth quarter of 2020 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2019	2020	2020	2020	2020
Net revenues	$69,142	$67,696	$59,146	$67,525	$75,445

Gross profit margin	35.0%	37.0%	39.1%	40.5%	38.1%

End-of-period backlog	$90,900	$94,300	$92,900	$90,800	$87,600

Book-to-bill ratio	1.15	1.08	0.95	0.95	0.93

Inventory turnover	2.72	2.58	2.20	2.38	2.86

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2019	2020	2020	2020	2020
Foil Technology Products
Net revenues	$29,636	$30,477	$31,785	$32,906	$36,477
Gross profit margin	34.9%	36.7%	41.8%	41.1%	38.4%
End-of-period backlog	$44,600	$51,700	$47,500	$48,500	$43,700
Book-to-bill ratio	1.18	1.25	0.85	1.01	0.84
Inventory turnover	2.66	2.74	2.58	2.63	3.05
Force Sensors
Net revenues	$15,059	$14,695	$8,916	$13,862	$16,251
Gross profit margin	24.2%	24.3%	11.6%	30.5%	29.1%
End-of-period backlog	$17,100	$16,900	$22,300	$21,300	$24,700
Book-to-bill ratio	1.11	1.02	1.58	0.90	1.18
Inventory turnover	2.43	2.64	2.02	2.28	2.74
Weighing and Control Systems
Net revenues	$24,447	$22,524	$18,445	$20,757	$22,717
Gross profit margin	41.6%	45.7%	47.6%	46.2%	44.0%
End-of-period backlog	$29,200	$25,700	$23,100	$21,000	$19,200
Book-to-bill ratio	1.15	0.90	0.82	0.88	0.88
Inventory turnover	3.10	2.31	1.81	2.13	2.67
Net revenues for the fourth quarter of 2020 increased 11.7% from the net revenues of $67.5 million reported in the third quarter of 2020, and increased 9.1% from $69.1 million for the comparable prior year period.
Net revenues in the Foil Technology Products segment of $36.5 million in the fourth quarter of 2020 increased 10.9% from $32.9 million in the third quarter of 2020, and increased 23.1% from $29.6 million in the fourth quarter of 2019. The sequential and year over year increases in revenues was primarily attributable to an increase in our advanced sensors product line primarily in our consumer-related markets and higher sales of precision resistors and our Pacific Instruments product line in the avionics, military and space market. Sequentially, the increase in revenue reflected higher precision resistor sales in the test and measurement market, an increase in our Pacific Instruments product line in the avionics, military and space market, and an increase in our advanced sensors product line primarily in our consumer-related markets.
Net revenues in the Force Sensors segment of $16.3 million in the fourth quarter of 2020 increased 17.2% compared to revenues of $13.9 million in the third quarter of 2020. The sequential increase in revenues, which was attributable to higher sales in the precision agriculture and industrial weighing markets, reflected the return to full production capability at the end of the third quarter of the Force Sensors operations that had been constrained due to the COVID-19 pandemic.Net revenues in the fourth quarter of 2020 increased 7.9% compared to $15.1 million in the fourth quarter of 2019 mainly due to an increase in our OEM customers in the precision agriculture market, partially offset by lower sales in the industrial weighing market.
Net revenues in the Weighing and Control Systems segment of $22.7 million in the fourth quarter of 2020 increased 9.4% from $20.8 million in the third quarter of 2020 and decreased 7.1% from $24.4 million in the fourth quarter of 2019. The sequential increase in revenue was primarily attributable to our onboard weighing products for the transportation market and an increase in our process weighing business. The year-over-year decrease in revenues was primarily attributable lower KELK and DSI steel-related sales and lower sales in our process weighing business, partially offset by an increase in our onboard weighing products for the transportation market.
The gross profit margin for the fourth quarter of 2020 decreased 2.4% compared to the third quarter of 2020, and increased 3.1% from the fourth quarter of 2019.
Sequentially, gross profit margins declined in all reporting segments. In the Foil Technology Products segment, the decline in gross profit margin was primarily due to manufacturing inefficiencies, unfavorable product mix and one-time inventory adjustments, partially offset by an increase in volume. In the Force Sensors segment, the decline in gross profit margin was primarily due to a reduction of inventory, partially offset by an increase in volume. In the Weighing and Control System segment, gross profit margin decreased due to unfavorable product mix and inventory reductions, partially offset by higher volume.

Compared to the fourth quarter of 2019, gross profit margins increased in all reporting segments. In the Foil Technology Products segment, the increase in gross profit margin was primarily due to higher volume. In the Force Sensors segment, the increase in gross profit margin was primarily due to higher volume, structural cost savings initiatives, an increase in inventories and a positive impact of foreign exchange, partially offset by a reduction of export grants. In the Weighing and Control Systems segment, gross profit margin increased due to recording of purchase accounting adjustments related to the DSI acquisition and the impact of COVID-19 subsidies. Excluding those adjustments, the gross profit margin declined 4.8% primarily due to lower volume and an unfavorable product mix.
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
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state of the art facility which has been constructed in Israel. Our administrative personnel have moved to the new facility, and we have begun the transition of our advanced sensors business to that facility.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example, in 2019 we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our force sensor products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.

Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employ our foil strain gages to manufacture load cells for their systems, continued this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Instruments acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. Our most recent acquisition, DSI, expands our position in the steel market. We expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $12.6 million, $12.1 million, and $11.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
The Company recorded restructuring costs of $0.9 million, $2.3 million, and $0.3 million during the years ended December 31, 2020, 2019, and 2018, respectively. In 2020 and 2018, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China.
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
Foreign Subsidiaries which use the U.S. Dollar as the Functional Currency
Our operations in Israel and certain locations in Asia primarily generate cash in U.S. dollars, and accordingly, these subsidiaries utilize the U.S. dollar as their functional currency. For those foreign subsidiaries where the U.S. dollar is the functional currency, all foreign currency financial statement amounts are remeasured into U.S. dollars. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in the results of operations. While these subsidiaries transact most business in U.S. dollars, they may have significant costs, particularly related to payroll, which are incurred in the local currency and significant lease assets and liabilities.
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2020, exchange rate impacts increased net revenues by $0.9 million, increased costs of products sold and selling, general, and administrative expenses by $2.8 million, and decreased net earnings by $1.9 million or $0.13 per diluted share, when compared to the prior year. Refer to Item 7. “Overview” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of the year ended December 31, 2019 and the year ended December 31, 2018, which comparison is hereby incorporated by reference.
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates by management.
Inventories
We value our inventories at the lower of cost or market, with cost determined under the first-in, first-out method, and market based upon net realizable value. The valuation of our inventories requires management to make costing and market estimates. For work in process goods, we are required to estimate the cost to completion of the products and the prices at which we will be able to sell the products. For finished goods, we must assess the prices at which we believe the inventory can be sold. Inventories are also adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
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

Goodwill and Other Indefinite-lived Intangible Assets

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

We have four reporting units to which goodwill is allocated: steel, on-board weighing, instrumentation, and DSI. For the steel and on-board weighing goodwill reporting units, we performed the qualitative assessment, which included assessment of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other entity specific events which could impact the reporting unit. Based on this review, it was determined that the fair value of each of those reporting units was in excess of its carrying value and therefore no quantitative impairment test was required.

For the instrumentation and DSI goodwill reporting units, we performed the quantitative impairment test. In estimating the fair value of our instrumentation and DSI reporting units we use the income approach. We further use the market approach to evaluate the estimated fair value of the reporting units that was obtained by using the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.

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
Our defined benefit plans are concentrated in the United States, Japan and the United Kingdom. Plans in these countries comprise approximately 87% of our retirement obligations at December 31, 2020. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As a result of the Tax Cut and Jobs Act, in 2017 the Company had recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned distribution of approximately $25.5 million of previously unremitted earnings. As of December 31, 2020, the planned distribution amount is approximately $14.1 million with a remaining deferred tax liability of approximately $1.5 million. In addition, we estimate that additional withholding taxes of approximately $18.0 million would be payable upon the distribution of the balance of our previously unremitted earnings at December 31, 2020. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2020, and 2019
Refer to Item 7. “Results of Operations - Years Ended December 31, 2019, and 2018 in our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of the year ended December 31, 2019 to the year ended December 31, 2018.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2020	2019
Costs of products sold	61.4%	60.7%
Gross profit	38.6%	39.3%
Selling, general, and administrative expenses	29.0%	28.0%
Operating income	8.4%	10.1%
Income before taxes	6.8%	9.3%
Net earnings	4.0%	7.9%
Net earnings attributable to VPG stockholders	4.0%	7.8%

Effective tax rate	41.0%	15.7%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019
Net revenues	$269,812	$283,958
Change versus prior year	$(14,146)
Percentage change versus prior year	(5.0)%
Changes in net revenues were attributable to the following:

2020 vs. 2019
Change attributable to:
Change in volume	(10.0)%
Change in average selling prices	0.3%
Foreign currency effects	0.2%
Acquisitions	4.5%
Net change	(5.0)%
During the year ended December 31, 2020, net revenues decreased 5.0% over the prior year. Volume decreased across all reporting segments, with the most significant declines coming from the industrial weighing market in Force Sensor reporting segment, transportation market and KELK for the steel market in the Weighing and Control Systems reporting segment, and the precision resistor foil for the test and measurement market in the Foil Technology Products reporting segment. This was partially offset by an increase in revenues attributable to the addition of DSI.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2020	2019
Gross profit margin	38.6%	39.3%
The gross profit margin for the year ended December 31, 2020 decreased 0.7% over the prior year. The reduction in gross profit margin was primarily due to lower volume in the Force Sensors and Weighing and Control Systems reporting segments, and negative impacts of foreign currency exchange rates of $1.0 million, partially offset by manufacturing efficiencies, primarily from the Foil Technology Products reporting segment.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019
Net revenues	$131,645	$131,803
Change versus prior year	$(158)
Percentage change versus prior year	(0.1)%
Changes in Foil Technology Products segment net revenues were attributable to the following:

2020 vs. 2019
Change attributable to:
Change in volume	(1.1)%
Change in average selling prices	0.5%
Foreign currency effects	0.5%
Net change	(0.1)%
For the year ended December 31, 2020, net revenues decreased 0.1% as compared to the prior year. Increases in our net revenues from the advanced sensors product line, primarily in our consumer-related markets, and net revenues from our precision resistor products in the avionics, military and space market, were offset by declines in net revenues from our precision resistor products in the test and measurement market and net revenues from strain gage products in our general industrial market.

Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Years ended December 31,
	2020	2019
Gross profit margin	39.5%	40.4%
For the year ended December 31, 2020, the gross profit margin decreased 0.9% as compared to the prior year primarily due to lower volume from products in the test and measurement and general industrial market segments, unfavorable product mix and negative impacts from foreign currency exchange rates, primarily from the Israeli shekel.

Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019
Net revenues	$53,724	$64,357
Change versus prior year	$(10,633)
Percentage change versus prior year	(16.5)%
Changes in Force Sensors segment net revenues were attributable to the following:

2020 vs. 2019
Change attributable to:
Change in volume	(16.5)%
Change in average selling prices	(0.2)%
Foreign currency effects	0.2%
Net change	(16.5)%
For the year ended December 31, 2020, net revenues decreased 16.5% from the prior year mainly reflecting the impact of the COVID-19 pandemic on our India facility, where production was limited. The manufacturing facility in India operated at partial capacity as a result of government mandated restrictions until July 1, 2020, when restrictions were lifted. By the end of the third quarter of 2020, the facility was back to running at pre-pandemic capacity.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Years ended December 31,
	2020	2019
Gross profit margin	25.3%	28.0%
For the year ended December 31, 2020, the gross profit margin decreased 2.7% when compared to the prior year primarily due to volume declines resulting from the government mandated restrictions, partially offset by cost savings initiatives.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019
Net revenues	$84,443	$87,798
Change versus prior year	$(3,355)
Percentage change versus prior year	(3.8)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

2020 vs. 2019
Change attributable to:
Change in volume	(19.3)%
Change in average selling prices	0.1%
Foreign currency effects	0.2%
Acquisitions	15.2%
Net change	(3.8)%
For the year ended December 31, 2020, net revenues decreased 3.8% when compared to the prior year. The revenues generated by DSI were offset by lower volume from our onboard weighing products for the transportation market in Europe and lower KELK steel-related sales.

Gross profit as a percentage of net revenues for the Weighing and Control Systems segment was as follows:

	Years ended December 31,
	2020	2019
Gross profit margin	45.8%	45.9%
For the year ended December 31, 2020, the gross profit margin decreased 0.1% from the prior year. Volume declines and unfavorable product mix were partially offset by government subsidies received in Canada, which resulted in gross profit margin remaining fairly flat compared to the prior year. We also recorded less purchase accounting adjustments in 2020 as compared to 2019, which had a positive impact to the gross profit margin.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2020	2019
Total SG&A expenses	$78,256	$79,622
as a percentage of net revenues	29.0%	28.0%
SG&A expenses for the year ended December 31, 2020 decreased $1.4 million versus the prior year due to lower travel costs, personnel costs, commissions, and professional fees, partially offset by SG&A expenses related to DSI, and unfavorable foreign currency exchange rate impacts, mainly from the Israeli shekel.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the year ended December 31, 2020, as a result of our required annual impairment test performed on goodwill and indefinite-lived intangible assets, we recorded a $2.4 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets. See our critical accounting policies and Note 4 for further discussion. For the year ended December 31, 2019, there were no impairment charges recorded as a result of our annual impairment test.
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
The Company recorded restructuring costs of $0.9 million and $2.3 million during the years ended December 31, 2020 and 2019, respectively. In 2020, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China.

Acquisition Costs
There were no acquisition costs recorded in our consolidated statements of operations for the year ended December 31, 2020. For the year ended December 31, 2019, we recorded acquisition costs in our consolidated statements of operations of $0.4 million in connection with the acquisitions of DSI.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $1.4 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. Interest expense was lower in 2020 compared to 2019, mainly due to the lower debt balances during 2020 and the favorable borrowing rates negotiated with the 2020 Restated and Amended Revolving Credit Facility in March 2020.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2020	2019	Change
Foreign exchange gain/(loss)	$(2,246)	$(1,638)	$(608)
Interest income	246	622	(376)
Pension expense	(738)	(643)	(95)
Other	(244)	958	(1,202)
	$(2,982)	$(701)	$(2,281)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel. The change in the dollar-shekel exchange rate, particularly in the fourth quarter of 2020, resulted in an unfavorable foreign exchange impact primarily related to the shekel-denominated lease liability for a new Foil Technology Products facility in Israel.
Included within Other, for the year ended December 31, 2019, is net proceeds of $0.8 million related to a liquidation of a foreign subsidiary.
Income Taxes
Our effective tax rate for the year ended December 31, 2020 was 41.0%, compared to 15.7% for the year ended December 31, 2019. Our effective tax rate was higher in 2020 compared to 2019 primarily due to a net increase in valuation allowance on deferred tax assets as a result of our acquisition of Dynamic Systems, Inc., reserves for impairment of certain intangible assets, foreign currency, and changes in the geographical mix of income.
We reassessed our ability to realize our U.S. deferred tax assets during 2020 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:
2020
•13.4% increase related to an increase in valuation allowance, primarily a result of the completion of purchase accounting for Dynamic Systems, Inc.
•5.8% increase related to the loss of the benefit of current year U.S. net operating loss as a result of the Tax Cuts and Jobs Act ("2017 Tax Act") enacted on December 22, 2017 and the effects of GILTI.
•4.0% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates.
•2.8% increase related to the impairment of certain intangible assets.
•1.9% decrease related to foreign currency primarily attributable to our operations in China, India, Israel and Taiwan.
•1.4% decrease related to specialty tax credits.

2019
•4.4% decrease related to foreign currency primarily attributable to our operations in Israel and India.
•2.4% decrease related to a reduction in valuation allowance. This reduction was primarily a result of the acquisition of Dynamic Systems, Inc.
•1.4% decrease related to stock compensation.
•2.5% increase related to changes in reserves for uncertain tax positions.
•3.7% increase related to the loss of the benefit of current year U.S. net operating loss as a result of the 2017 Tax Act and the effects of GILTI.

Additional information about income taxes is included in Note 6 to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
Refer to Item 7. “Financial Condition, Liquidity, and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of the year ended December 31, 2019 to the year ended December 31, 2018.
We believe that our current cash and cash equivalents, credit facilities, and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement. The proceeds of the 2020 Revolving Facility may be used for working capital and general corporate purposes, and a portion of such proceeds was used to refinance the Company’s existing revolving credit facility in the amount of $34.0 million and the Company’s existing term loans as follows: (1) the “2015 U.S. Closing Date Term Facility” in an aggregate principal amount of $2.0 million; and (2) the "2015 U.S. Delayed Draw Term Facility" in an aggregate principal amount of $5.0 million. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025. The 2020 Credit Agreement replaced the 2015 Credit Agreement.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2020. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our other long-term debt is not significant and consists of debt held by one of our Japanese subsidiaries of approximately $0.0 million at December 31, 2020 and $0.1 million at December 31, 2019. The debt is payable monthly over the next 1 year at a zero interest rate.
See Note 7 to our consolidated financial statements for additional details.
Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2020 was $35.3 million as compared to $30.9 million for the year ended December 31, 2019. Our net cash used in investing activities for the year ended December 31, 2020 was $21.8 million, comprised mainly of capital spending as compared to $51.1 million for the year ended December 31, 2019, which included the purchase of DSI for $40 million. Our net cash used for financing activities for the year ended December 31, 2020 was $5.0 million which reflects the repayment of the Canadian term loans and the conversion of the US term loans to revolver under the 2020 credit facility, as compared to net cash provided by financing activities of $16.5 million for the year ended December 31, 2019, which reflects the higher borrowings on the revolving credit facility which were used to fund the purchase of DSI.
Approximately 90% of our cash and cash equivalents balance at December 31, 2020 and 2019, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
Asia	18%	23%
United States	10%	7%
Israel	26%	28%
Europe	16%	14%
United Kingdom	18%	17%
Canada	12%	11%
Total	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2020, to be indefinitely reinvested.
For the year ended December 31, 2020, we generated adjusted free cash flow of $13.3 million. We refer to “adjusted free cash flow,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash provided by operating activities ($35.3 million) in excess of our capital expenditures ($22.9 million) and net of proceeds from the sale of assets ($0.9 million).
The following table summarizes the components of net cash at December 31, 2020 and at December 31, 2019 (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$98,438	$86,910

Third-party debt, including current and long-term
Term loans	$—	$10,496
Revolving debt	41,000	34,000
Third-party debt held by Japanese subsidiary	18	149
Deferred financing costs	(374)	(112)
Total third-party debt	(356)	44,533
Net cash	$98,794	$42,377
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
Our financial condition as of December 31, 2020 is strong, with a current ratio (current assets to current liabilities) of 4.7 to 1.0, as compared to a current ratio of 2.4 to 1.0 at December 31, 2019.
Cash paid for property and equipment for the year ended December 31, 2020 and December 31, 2019 was $22.9 million and $11.2 million, respectively. Capital spending for 2020 was comprised of building projects related to capacity expansion in Israel and other projects related to the normal maintenance of business, cost reduction programs, and some carryover projects from 2019. Capital expenditures for 2021 are expected to be approximately $26.1 million, which includes capital equipment for capacity expansion in the Foil Technology Products reporting segment and expected building projects of approximately $6.1 million for capacity expansion in Israel and Asia.
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
The Company entered into a third amended and restated revolving credit facility on March 20, 2020. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2020, the Company has $41.0 million borrowings outstanding under the revolving credit facility.
At December 31, 2020, we have $98.4 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2020 and 2019, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.2 million and $0.1 million in 2020 and 2019, respectively.
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

We have performed a sensitivity analysis as of December 31, 2020 and 2019, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2020 and 2019, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.3 million and $2.7 million for the years ended December 31, 2020 and December 31, 2019, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.5 million and $1.2 million for the years ended December 31, 2020 and December 31, 2019, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vishay Precision Group, Inc. (the “Company”) as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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
March 11,2021

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2020, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as part of Form 10-K
i)Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2020 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.
ii)Financial Statement Schedules
All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
iii)Exhibits

Exhibit No.	Description
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

4.1
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2020 and incorporated herein by reference).

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

10.29
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

10.34†
Employment Agreement, dated March 15, 2020, by and between Vishay Advanced Technologies, Ltd. and Amir Tal (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020 and incorporated herein by reference).

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

10.38†
Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.39†
Amendment to Employment Agreement,dated March 10, 2019, by and among Vishay Advanced Technologies Ltd. and Ziv Shoshani (previously filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2019 and incorporated herein by reference).

10.40†
Amendment to Employment Agreement, dated March 11, 2019, by and among Vishay Precision Group, Inc. and William Clancy (previously filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2019 and incorporated herein by reference).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.

Exhibit No.	Description
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2020, furnished in XBRL (eXtensible Business Reporting Language)).
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 11, 2021		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 11, 2021
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 11, 2021
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 11, 2021
Marc Zandman

/s/ Saul V. Reibstein	Director	March 11, 2021
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 11, 2021
Timothy V. Talbert

/s/ Janet Clarke	Director	March 11, 2021
Janet Clarke

/s/ Bruce Lerner	Director	March 11, 2021
Bruce Lerner

/s/ Wesley Cummins	Director	March 11, 2021
Wesley Cummins

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Goodwill and Indefinite-lived Intangible Assets – Instrumentation and DSI Reporting Units — Refer to Note 4 to the Financial Statements

Critical Audit Matter Description

The Company's quantitative goodwill and indefinite-lived intangible assets impairment test involves the comparison of the fair value of each reporting unit or asset to its carrying value.

In estimating the fair value of the Instrumentation and DSI reporting units, the Company used the income approach to evaluate the estimated fair value of the reporting units. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount and long term growth rates. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. In estimating the fair value of the indefinite-lived trade names, the Company compares the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment.

During 2020, the Company recognized an impairment loss of $2.4 million for the Instrumentation reporting unit’s goodwill and indefinite-lived trade name. After considering the impact of the impairment charges, the carrying amount of goodwill and indefinite-lived trade name as of December 31, 2020, is $1.1 million and $0.4 million, respectively.

The carrying amount of goodwill and indefinite-lived trade name as of December 31, 2020, for the DSI reporting unit is $16.9 million and $3.3 million, respectively. The fair value of the DSI reporting unit and indefinite-lived trade name exceeds the carrying value by approximately 12% and 16%, respectively.

We identified goodwill and indefinite-lived trade names for the Instrumentation and DSI reporting units as a critical audit matter because of the significant judgments made by management to estimate fair value and the sensitivity to changes in management estimates and assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profitability, working capital requirements and selection of the discount and long term growth rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates used by management to estimate the fair value of the Instrumentation and DSI reporting units and indefinite-lived trade names included the following, among others:

•We tested the effectiveness of controls over management’s impairment evaluation, including those over the determination of the fair value of the Instrumentation and DSI reporting units and indefinite-lived trade names, such as controls related to management’s forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates.
•We evaluated management’s ability to accurately forecast operating performance by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts of future revenues, profitability and working capital requirements by comparing the forecasts to:
–Historical revenues, profitability and working capital requirements.
–Internal communications to management and the Board of Directors.
•With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the discount and long term growth rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount and long term growth rates selected by management.

/s/ Brightman Almagor Zohar & Co.
A Firm in the Deloitte Global Network
Tel Aviv, Israel
March 11, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, equity and cash flows of Vishay Precision Group, Inc. (the Company) for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2009 to 2019.
Philadelphia, Pennsylvania
March 14, 2019

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$98,438	$86,910
Accounts receivable, net of allowances for credit losses of $879 and $555, respectively	45,339	43,198
Inventories:
Raw materials	21,894	21,701
Work in process	21,534	23,128
Finished goods	18,920	22,066
Inventories	62,348	66,895
Prepaid expenses and other current assets	15,761	15,558
Total current assets	221,886	212,561

Property and equipment, at cost:
Land	4,282	4,243
Buildings and improvements	67,581	52,708
Machinery and equipment	115,717	111,492
Software	10,026	9,384
Construction in progress	6,341	2,485
Accumulated depreciation	(128,931)	(119,042)
Property and equipment, net	75,016	61,270

Goodwill	31,105	35,018
Intangible assets, net	32,039	34,198
Operating lease right-of-use assets	21,788	8,691
Other assets	20,053	18,675
Total assets	$401,887	$370,413

Continues on the following page

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2020	December 31, 2019
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,487	$8,869
Payroll and related expenses	17,595	16,312
Other accrued expenses	13,843	16,126
Income taxes	1,593	261
Current portion of operating lease liabilities	4,011	2,827
Current portion of long-term debt	18	44,516
Total current liabilities	47,547	88,911

Long-term debt, less current portion	40,626	17
Deferred income taxes	3,403	3,478
Operating lease liabilities	19,504	5,811
Other liabilities	16,263	14,775
Accrued pension and other postretirement costs	16,687	15,669
Total liabilities	144,030	128,661

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,552,439 shares outstanding as of December 31, 2020 and 12,500,006 shares outstanding as of December 31, 2019	1,317	1,312
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,022,887 shares outstanding as of December 31, 2020 and December 31, 2019	103	103
Treasury stock, at cost - 619.667 shares held at December 31, 2020 and December 31, 2019	(8,765)	(8,765)
Capital in excess of par value	197,764	197,125
Retained earnings	100,075	89,288
Accumulated other comprehensive loss	(32,671)	(37,703)
Total Vishay Precision Group, Inc. stockholders' equity	257,823	241,360
Noncontrolling interests	34	392
Total equity	257,857	241,752
Total liabilities and equity	$401,887	$370,413

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2020	2019	2018
Net revenues	$269,812	$283,958	$299,794
Costs of products sold	165,541	172,341	178,527
Gross profit	104,271	111,617	121,267

Selling, general, and administrative expenses	78,256	79,622	80,935
Acquisition costs	—	443	—
Impairment of goodwill and indefinite-lived intangibles	2,440	—	2,820
Executive severance costs	—	611	—
Restructuring costs	918	2,293	289
Operating income	22,657	28,648	37,223

Other income (expense):
Interest expense	(1,366)	(1,507)	(1,738)
Other	(2,982)	(701)	(1,496)
Other expenses - net	(4,348)	(2,208)	(3,234)

Income before taxes	18,309	26,440	33,989

Income tax expense	7,509	4,145	10,344

Net earnings	10,800	22,295	23,645
Less: net earnings (loss) attributable to noncontrolling interests	13	107	(1)
Net earnings attributable to VPG stockholders	$10,787	$22,188	$23,646

Basic earnings per share attributable to VPG stockholders	$0.80	$1.64	$1.76
Diluted earnings per share attributable to VPG stockholders	$0.79	$1.63	$1.75

Weighted average shares outstanding - basic	13,566	13,515	13,439
Weighted average shares outstanding - diluted	13,623	13,597	13,535
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2020	2019	2018
Net earnings	$10,800	$22,295	$23,645

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,169	558	(3,929)
Pension and other postretirement actuarial items	(137)	(796)	1,914
Other comprehensive income (loss)	5,032	(238)	(2,015)

Comprehensive income	15,832	22,057	21,630

Less: comprehensive income (loss) attributable to noncontrolling interests	13	107	(1)

Comprehensive income attributable to VPG stockholders	$15,819	$21,950	$21,631
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities
Net earnings	$10,800	$22,295	$23,645
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	2,440	—	2,820
Depreciation and amortization	12,507	11,795	10,631
Loss from extinguishment of debt	30	—	—
(Gain) loss on disposal of property and equipment	(130)	34	(120)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	(827)	—
Share-based compensation expense	1,387	1,336	1,799
Inventory write-offs for obsolescence	2,525	2,588	1,876
Deferred income taxes	1,153	(2,556)	1,011
Other	1,735	358	819
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(753)	11,369	(7,757)
Inventories	2,986	(619)	(5,095)
Prepaid expenses and other current assets	67	(5,087)	588
Trade accounts payable	59	(2,273)	(819)
Other current liabilities	507	(7,481)	5,981
Net cash provided by operating activities	35,313	30,932	35,379
Investing activities
Capital expenditures	(22,949)	(11,196)	(14,521)
Proceeds from sale of property and equipment	983	615	132
Purchase of business	156	(40,481)	—
Net cash used in investing activities	(21,810)	(51,062)	(14,389)
Financing activities
Principal payments on long-term debt	(3,493)	(4,618)	(5,603)
Debt issuance costs	(402)	—	—
Proceeds from revolving facility	—	22,000	22,000
Payments on revolving facility	—	—	(19,000)
Purchase of non-controlling interest	(253)	—	—
Distributions to noncontrolling interests	(70)	(52)	(109)
Payments of employee taxes on certain share-based arrangements	(813)	(854)	(801)
Net cash (used in) provided by financing activities	(5,031)	16,476	(3,513)
Effect of exchange rate changes on cash and cash equivalents	3,056	405	(1,610)
Increase (decrease) in cash and cash equivalents	11,528	(3,249)	15,867

Cash and cash equivalents at beginning of year	86,910	90,159	74,292
Cash and cash equivalents at end of year	$98,438	$86,910	$90,159
Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(24,327)	$(10,529)	$(13,239)
Capital expenditures accrued but not yet paid	$2,561	$1,183
Supplemental disclosure of financing transactions:
Conversion of exchangeable notes to common stock	$—	$—	$(2,794)
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2018	$1,288	$103	$(8,765)	$192,904	$43,076	$(35,450)	$193,156	$148	$193,304
Net earnings	—	—	—	—	23,646	—	23,646	(1)	23,645
Other comprehensive loss	—	—	—	—	—	(2,015)	(2,015)	—	(2,015)
Share-based compensation expense	—	—	—	1,799	—	—	1,799	—	1,799
Restricted stock issuances (59,038 shares)	7	—	—	(819)	—	—	(812)	—	(812)
Common stock issuance from conversion of exchangeable notes ( 123,808 shares)	12	—	—	2,782	—	—	2,794	—	2,794
Cumulative effect adjustment for adoption of ASU 2016-16	—	—	—	—	(153)	—	(153)	—	(153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(109)	(109)
Balance at December 31, 2018	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	22,188	—	22,188	107	22,295
Other comprehensive income	—	—	—	—	—	(238)	(238)	—	(238)
Share-based compensation expense	—	—	—	1,336	—	—	1,336	—	1,336
Restricted stock issuances (48.482 shares)	5	—	—	(877)	—	—	(872)	—	(872)
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	531	—	531	—	531
Conversion from Class B to common stock (2,271shares)	—	—	—	—	—	—	—	—	—
Impact due to DSI acquisition	—	—	—	—	—	—	—	299	299
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(52)	(52)
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings	—	—	—	—	10,787	—	10,787	13	10,800
Other comprehensive income	—	—	—	—	—	5,032	5,032	—	5,032
Share-based compensation expense	—	—	—	1,387	—	—	1,387	—	1,387
Restricted stock issuances (52,433 shares)	5	—	—	(796)	—	—	(791)	—	(791)
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $12.6 million, $12.1 million, and $11.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2020 or 2019.
Allowance for Credit Losses
The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses was $0.9 million and $0.6 million at December 31, 2020 and 2019, respectively. The credit loss was $0.3 million, $0.1 million, and $0.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment is carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to fifteen years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $10.1 million, $10.1 million, and $8.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, which included software depreciation expense of $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. The Company has the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing it against its carrying amount. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.

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

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As more fully described in Note 4 to the consolidated financial statements, the 2020 annual impairment test resulted in an impairment charge in the fourth quarter of 2020. The 2019 annual impairment test resulted in no impairment. The 2018 annual impairment test resulted in an impairment charge in the fourth quarter of 2018.

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

Note 1 – Background and Summary of Significant Accounting Policies (continued)
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
Leases
The Company determines if an arrangement is or contains a lease at inception or modification of such agreement. The arrangement is or contains a lease if the contract conveys the right to control the use of the identified asset for a period in exchange for consideration.
Lease right of use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected term at commencement date. As the implicit rate is not determinable in most of the Company's leases, the Company's incremental borrowing rate is used as the basis to determine the present value of future lease payments. The expected lease terms include options to extend or terminate. The period which is subject to an option to extend the lease is included in the lease term if it is reasonably certain that the option will be exercised. Some of these leases contain variable payment provisions that depend on an index or rate, initially measured using the index or rate at the lease commencement date and are therefore not included in our future minimum lease payments. Variable payments are expensed in the periods incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. The Company uses the practical expedients to exclude from balance sheet reporting leases with initial terms of 12 months or less and to exclude non-lease components from lease right of use assets and corresponding liabilities.
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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." This ASU modifies the disclosures on fair value measurements by removing the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted this ASU effective January 1, 2020, and the effect on the Company's disclosures in its consolidated financial statements was not material.

Note 1 – Background and Summary of Significant Accounting Policies (continued)
In August 2018, the FASB issued ASU No. 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit and pension and other postretirement plans. The Company adopted this ASU effective January 1, 2020, and determined that the effect on the Company's disclosures in its consolidated financial statements was not material.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU No. ASU 2019-12, "Simplifying the Accounting for Income Taxes". This ASU amends Accounting Standards Codification ("ASC") 740 by removing certain exceptions to the general principles, clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020 and early adoption is permitted. The Company has not yet adopted this ASU.

Note 2 – Revenues
The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Year Ended December 31, 2020
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$49,713	$27,699	$30,849	$108,261
United Kingdom	3,276	8,491	11,375	23,142
Other Europe	30,046	9,020	15,618	54,684
Israel	21,432	384	—	21,816
Asia	27,178	8,130	8,122	43,430
Canada	—	—	18,479	18,479
	$131,645	$53,724	$84,443	$269,812

	Year Ended December 31, 2019
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$56,393	$33,695	$24,227	$114,315
United Kingdom	3,181	10,450	15,576	29,207
Other Europe	32,328	10,811	16,860	59,999
Israel	12,401	415	—	12,816
Asia	27,500	8,986	8,331	44,817
Canada	—	—	22,804	22,804
	$131,803	$64,357	$87,798	$283,958

	Year Ended December 31, 2018
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$61,132	$39,955	$23,818	$124,905
United Kingdom	3,666	11,787	14,296	29,749
Other Europe	31,431	10,678	18,741	60,850
Israel	11,028	517	—	11,545
Asia	33,752	10,249	7,442	51,443
Canada	—	—	21,302	21,302
	$141,009	$73,186	$85,599	$299,794

Note 2 – Revenues (continued)
The following table disaggregates net revenue by market sector (in thousands):

	Years Ended December 31,
	2020	2019	2018
Test & Measurement	$53,633	$64,982	$72,728
Avionics, Military & Space	32,607	23,653	29,221
Transportation	29,483	36,914	39,107
Other Markets	58,256	50,169	48,665
Industrial Weighing	43,441	54,678	59,214
General Industrial	15,351	20,466	24,696
Steel	37,041	33,096	26,163
	$269,812	$283,958	$299,794
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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
December 31, 2019	$3,937	$4,561
December 31, 2020	$3,605	$2,873
Increase ( decrease)	$(332)	$(1,688)
The amount of revenue recognized during the year ended December 31, 2020 that was included in the contract liability balance at December 31, 2019 was $4.2 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.

Note 3 – Acquisition Activity

Dynamic Systems Inc.

On November 1, 2019, VPG completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a provider of specialized dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes, for a purchase price of $40.3 million, subject to customary adjustments. During the second quarter of 2020, the Company received $0.2 million from escrow as a purchase price adjustment, resulting in a reduction of goodwill. Additionally, it was determined that an earn out, which was part of the purchase price, was not achieved. DSI reports into the Company's Weighing and Control Systems segment. The following table summarizes the final fair values assigned to the assets and liabilities of DSI as of November 1, 2019 (in thousands):

	November 1, 2019	Adjustments	Adjusted
Working capital (a)	$6,874	$(134)	$6,740
Property and equipment	1,727		1,727
Long-term deferred income tax liability	(4,321)	1,678	(2,643)
Non-Controlling interest	(299)		(299)
Intangible assets:
Patents and acquired technology	10,250		10,250
Customer relationships	4,344		4,344
Trade names	3,300		3,300
Total intangible assets	17,894	—	17,894
Fair value of acquired identifiable assets and liabilities	21,875	1,544	23,419
Purchase price	40,481	(156)	40,325
Goodwill	$18,606	$(1,700)	$16,906
(a) Working capital accounts include accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, and accrued payroll.
The fair value of the contingent consideration is zero. The weighted average useful lives for the patents and acquired technology and customer relationships are 16 years, and 15 years, respectively. Most of the goodwill associated with DSI is deductible for income tax purposes.
The Company recorded acquisition costs of associated with this transaction in its consolidated statements of operation as follows (in thousands):

Year ended December 31, 2019
Accounting and legal fees	$214
Appraisal fees	13
Other	216
$443

Note 3 – Acquisition Activity ( continued)
Following are the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DSI acquisition had been consummated on January 1, 2019 (unaudited):

Year ended December 31,
2019
Pro forma net revenues	$298,085

Pro forma net earnings attributable to VPG stockholders	$25,737

Pro forma basic earnings per share attributable to VPG stockholders	$1.90
Pro forma diluted earnings per share attributable to VPG stockholders	$1.89
Note 4 – Goodwill and Other Intangible Assets

The Company has four reporting units to which goodwill is allocated: steel, on-board weighing, instrumentation, and DSI. For the steel and on-board weighing goodwill reporting units, the Company performed the qualitative assessment, which included assessment of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other entity specific events which could impact the reporting unit. Based on this review, it was determined that the fair value of each of those reporting units was in excess of its carrying value and therefore no quantitative impairment test was required.

For the instrumentation and DSI goodwill reporting units, the Company performed the quantitative impairment test. In estimating the fair value of our instrumentation and DSI reporting units the Company used the income approach. It further uses the market approach to evaluate the estimated fair value of the reporting units that was obtained by using the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units.

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. In 2020, the results of the quantitative impairment test for the DSI reporting unit indicated no impairment, with the fair value exceeding the carrying value by approximately 12% for goodwill and 16% for the indefinite-lived trade name.
The results of the quantitative impairment test for the instrumentation reporting unit's goodwill and indefinite-lived trade name indicated an impairment, and in the fourth quarter of 2020, the Company recognized a non-cash impairment loss of $2.4 million. The impairment was driven mainly by changes in forecasted projections including a slower growth rate in revenues. After considering the impact of the impairment charges, the carrying amount of goodwill and indefinite-lived trade names as of December 31, 2020 was $1.1 million and $0.4 million, respectively.
The Company's analysis in 2019 resulted in the fair value exceeding the carrying value for all reporting units. In 2019, the Company did not recognize an impairment for the instrumentation reporting unit, as the fair value exceeded its carrying value by approximately 12%.
During 2018, the Company recognized a non-cash impairment loss associated with the goodwill and indefinite lived intangible assets in the instrumentation reporting unit of $2.5 million. The impairment was primarily from lower margins on the forecasted projections due to product mix. The impairment test for the remaining reporting units resulted in the fair value exceeding the carrying value, passing the quantitative impairment test.
The change in the carrying amount of goodwill by segment is as follows (in thousands):

Note 4 – Goodwill and Other Intangible Assets (continued)

	Total	Weighing and Control Systems Segment			Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	Stress-Tek Acquisition	Pacific Instruments
Balance at January 1, 2019	$16,141	$6,288		$6,311	$3,542
Goodwill acquired	18,606	—	18,606	—	—
Foreign currency translation adjustment	271	271	—	—	—
Balance at December 31, 2019	35,018	6,559	18,606	6,311	3,542
Adjustments to purchase price	(1,700)	—	(1,700)	—	—
Impairment charges	(2,416)	—	—	—	(2,416)
Foreign currency translation adjustment	203	167	36	—	—
Balance at December 31, 2020	$31,105	$6,726	$16,942	$6,311	$1,126
Intangible assets were as follows (in thousands):

	December 31,
	2020	2019
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$19,804	$19,504
Customer relationships	26,061	25,690
Trade names	1,747	1,690
Non-competition agreements	12,259	11,745
	59,871	58,629
Accumulated amortization:
Patents and acquired technology	(5,895)	(4,718)
Customer relationships	(13,363)	(11,727)
Trade names	(1,747)	(1,690)
Non-competition agreements	(12,250)	(11,717)
	(33,255)	(29,852)
Net intangible assets subject to amortization	$26,616	$28,777

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	5,423	5,421
	$32,039	$34,198
Certain intangible assets are subject to foreign currency translation.
Amortization expense was $2.4 million, $1.7 million, and $1.7 million, for the years ended December 31, 2020, 2019, and 2018, respectively.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2021	$2,452
2022	2,451
2023	2,343
2024	2,308
2025	2,308

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
The Company recorded restructuring costs of $0.9 million, $2.3 million, and $0.3 million during the years ended December 31, 2020, 2019, and 2018, respectively. In 2020 and 2018, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs, including asset write downs and an impairment of a right of use asset associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China.
The following table summarizes the activity to date related to these programs in the accrued restructuring liability, which is comprised of the activity associated primarily with the employee termination costs. The accrued restructuring liability balance as of December 31, 2020 and 2019, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$604	$159
Restructuring charges	918	1,559
Adjustment for adoption of ASU 2016-02	—	(69)
Cash payments	(1,458)	(1,064)
Foreign currency translation	(1)	19
Balance at end of year	$63	604

Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2020	2019	2018
Domestic	$(9,476)	$(7,405)	$(7,897)
Foreign	27,785	33,845	41,886
	$18,309	$26,440	$33,989
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$106	$453	$189
State and local	(18)	(130)	162
Foreign	6,268	6,378	8,982
	6,356	6,701	9,333
Deferred:
Federal	1,718	(2,638)	197
State and local	(422)	(123)	(35)
Foreign	(143)	205	849
	1,153	(2,556)	1,011
Total income tax expense	$7,509	$4,145	$10,344
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Tax at statutory rate	$3,845	$5,553	$7,138
State income taxes, net of U.S. federal tax benefit	(176)	(21)	89
Effect of foreign operations	729	(109)	611
Change in valuation allowance	2,448	(646)	498
Change in unrecognized tax benefits, net	(32)	650	258
Impairment of goodwill	507	—	525
Specialty tax credits	(249)	(176)	(295)
Statutory rate changes	(119)	(249)	272
Effect of foreign exchange	(346)	(1,152)	321
Loss of benefit of U.S. net operating loss (a)	1,064	967	—
Excess tax benefits related to share based compensation (a)	(168)	(357)	—
2017 Tax Act:
Effects of U.S. tax reform	—	—	(135)
Change in valuation allowance	—	—	945
Other	6	(315)	117
Total income tax expense	$7,509	$4,145	$10,344

Note 6 – Income Taxes (continued)
(a) Amounts for 2018 are included in Other and fell below the 5% threshold.

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

The Company recognized approximately $14.3 million and $12.9 million of GILTI income for the years ended December 31, 2020 and 2019, respectively.  The U.S. tax on the GILTI income was fully offset by foreign tax credits associated with GILTI and U.S. operating losses exclusive of GILTI.  Any excess foreign tax credits associated with GILTI are lost and cannot be carried forward to future years.  The Company would have generated a net operating loss for U.S. federal income tax purposes but for the effects of the GILTI provision.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Pension and other postretirement costs	$4,296	$3,770
Inventories	2,327	2,095
Net operating/capital loss and interest carryforwards	13,082	11,895
Tax credit carryforwards	1,994	1,431
Deferred compensation	2,930	2,865
Other accruals and reserves	3,420	3,362
Book over tax depreciation	93	—
Total gross deferred tax assets	28,142	25,418
Less: valuation allowance	(16,946)	(14,867)
	11,196	10,551
Deferred tax liabilities:
Tax over book depreciation	—	(290)
Investment in subsidiary	(1,927)	(1,845)
Intangible assets, including tax deductible goodwill	(5,657)	(5,745)
Total gross deferred tax liabilities	(7,584)	(7,880)

Net deferred tax assets	$3,612	$2,671
In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2019 and 2020, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek, Pacific Instruments and DSI was also considered in determining the realization of the U.S. deferred tax assets. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.

Note 6 – Income Taxes (continued)

In November 2019, the Company acquired Dynamic Systems, Inc. ("DSI"), a U.S. company. DSI's opening balance sheet included $17 million of gross deferred tax liabilities, including $4.1 million of indefinite-lived liabilities. The acquisition contributed to a $2.5 million net reduction in valuation allowance and current tax benefit for the Company in 2019. In the fourth quarter of 2020, the Company completed the purchase accounting for the acquisition of DSI, which resulted in the recognition of additional deferred tax assets of $1.7 million and a corresponding increase in valuation allowance.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2020 and 2019, the valuation allowance on U.S. deferred tax assets was approximately $14.9 million and $11.8 million, respectively. The net change in valuation allowance was approximately $3.2 million.

The valuation allowance related to state taxes was $0.7 million and $0.8 million expense for the years ended December 31, 2020 and 2019, respectively.

The Company also has valuation allowances of $2.0 million and $3.1 million at December 31, 2020 and 2019, respectively, with respect to certain foreign net operating loss and capital loss carryforwards.

Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2020	2019
U.S. federal	$5,816	$3,395
U.S. state (net of U.S. federal tax benefit)	9,090	8,411
Israel - capital losses	1,390	2,457
The following table summarizes significant net operating losses and credit carryforwards as of December 31, 2020 (in thousands):

	December 31,
Jurisdiction	2020	Expiring
U.S. federal net operating losses	$5,548	No expiration
U.S. federal net operating loss	315	2036
U.S. federal interest expense carryover	5,191	No expiration
U.S. foreign tax credit	1,734	2026 - 2040
U.S. state net operating losses	102,090	2024 - 2040
Israel capital losses	6,042	No expiration
The U.S. federal net operating losses shown above are pre-acquisition losses of DSI. The utilization of these losses is limited to $765 thousand per year pursuant to Internal Revenue Code ("IRC") Section 382. In addition, utilization of U.S. federal net operating losses is taken into account before the GILTI deduction allowable by IRC Section 250.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $178.2 million at December 31, 2020 compared to $159.0 million at December 31, 2019. As a result of the 2017 Tax Act, in 2017 the Company had provided for a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned cash distribution of approximately $25.5 million. As of December 31, 2020, other than the planned cash distribution of $14.1 million, substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $1.5 million, additional withholding taxes of approximately $18.0 million are estimated to be payable upon remittance of the remaining previously unremitted earnings as of December 31, 2020.

Note 6 – Income Taxes (continued)
Net income taxes paid were $4.3 million, $11.1 million, and $7.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$1,355	$912	$823
Addition based on tax positions related to current year	51	144	189
Addition based on tax positions related to prior years	—	668	182
Reduction based on tax positions related to prior years	(57)	(32)	(98)
Currency translation adjustments	92	3	(28)
Reduction for settled tax examinations	(73)	—	—
Reduction for payments made	(22)	(134)	—
Reduction for lapses of statute of limitations	(102)	(206)	(156)
Balance at end of year	$1,244	$1,355	$912
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company accrued total penalties and interest of $0.0 million, $0.0 million and $0.1 million, respectively. As of December 31, 2020, December 31, 2019 and December 31, 2018, accrued penalties and interest were $0.1 million, $0.1 million and $0.1 million, respectively.
Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019, and 2018 is $1.2 million, $1.4 million, and $0.9 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2020. As of December 31, 2020, the Company anticipates that it is reasonably possible that it will reverse less than $0.1 million of its current unrecognized tax benefits within the next calendar year due to the expiration of the statute of limitations in certain jurisdictions. None of the unrecognized tax benefits the Company expects to reverse in 2021 due to statute lapses are covered by the Tax Matters Agreement.
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
During the fourth quarter of 2020, the Company concluded a tax examination in Israel for one of its subsidiaries covering 2015. The conclusion of the audit resulted in no significant change in tax and a release of $0.1 million of reserves for uncertain tax positions for that year, including accrued interest.
During the second and third quarters of 2019, the Company concluded tax examinations in Taiwan and Belgium, respectively, for two of its subsidiaries, covering the years 2016 and 2017. The conclusion of the tax examinations resulted in no significant change in tax. During the fourth quarter of 2018, the Company concluded a tax examination in Germany for one of its subsidiaries, covering the years 2015 and 2016. The conclusion of the tax examination resulted in no significant change in tax.
The Company is subject to ongoing income tax audits, administrative appeals and judicial proceedings in India spanning a number of years.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2020	2019
2020 Credit Agreement - Revolving Facility	$41,000	$—
2015 Credit Agreement - Revolving Facility	—	34,000
2015 Credit Agreement - U.S. Closing Date Term Facility	—	2,038
2015 Credit Agreement - U.S. Delayed Draw Term Facility	—	4,982
2015 Credit Agreement - Canadian Term Facility	—	3,476
Other debt	18	149
Deferred financing costs	(374)	(112)
	40,644	44,533
Less: current portion	18	44,516
	$40,626	$17
2020 Credit Agreement
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement. The proceeds of the 2020 Revolving Facility may be used for working capital and general corporate purposes, and a portion of such proceeds was used to refinance the Company’s existing revolving credit facility in the amount of $34.0 million and the Company’s existing term loans as follows: (1) the “2015 U.S. Closing Date Term Facility” in an aggregate principal amount of $2.0 million; and (2) the "2015 U.S. Delayed Draw Term Facility" in an aggregate principal amount of $5.0 million. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025. The 2020 Credit Agreement replaced the 2015 Credit Agreement.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2020. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Other Lines of Credit
In addition to the 2020 Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $3.0 million and $3.0 million at December 31, 2020 and 2019, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $0.4 million and $0.9 million at December 31, 2020 and 2019, respectively.

Note 7 – Long-Term Debt (continued)
Other Debt
Other debt consists of debt held by VPG’s Japanese subsidiary and is payable monthly over the next 1 year at a zero interest rate.
Aggregate annual maturities of long-term debt are as follows (in thousands):

2021	$18
2022	—
2023	—
2024	—
2025	41,000
Thereafter	—
Interest paid on third-party debt was $1.3 million, $1.4 million, and $1.6 million during the years ended December 31, 2020, 2019, and 2018, respectively.
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

Note 8 – Stockholders’ Equity (continued)
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2018
Pension and other postretirement actuarial items	$(8,060)	$1,392	$(18)	$1,374	$(6,686)
Reclassification adjustment for recognition of actuarial items		685	(145)	540	540
Foreign currency translation adjustment	(27,390)	(3,857)	(72)	(3,929)	(31,319)
	$(35,450)	$(1,780)	$(235)	$(2,015)	$(37,465)
December 31, 2019
Pension and other postretirement actuarial items	$(6,146)	$(1,310)	$194	$(1,116)	$(7,262)
Reclassification adjustment for recognition of actuarial items		359	(39)	320	320
Foreign currency translation adjustment	(31,319)	(290)	21	(269)	(31,588)
Reclassification adjustment for foreign currency translation		$827		827	827
	$(37,465)	$(414)	$176	$(238)	$(37,703)
December 31, 2020
Pension and other postretirement actuarial items	$(6,942)	$(920)	$319	$(601)	$(7,543)
Reclassification adjustment for recognition of actuarial items		537	(73)	464	464
Foreign currency translation adjustment	(30,761)	5,070	99	5,169	(25,592)
	$(37,703)	$4,687	$345	$5,032	$(32,671)
In 2019, Reclassification of foreign currency translation adjustment for gain on liquidation of a subsidiary is included in other income (expense) other (See Note 15). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (See Note 9).

Note 9 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.9 million at December 31, 2020 and $1.7 million at December 31, 2019, and the related liabilities of $2.7 million and $2.4 million at December 31, 2020 and 2019, respectively.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)
In 2018, the Company undertook several measures to de-risk the UK pension plan. The first measure was to freeze the plan, with no new participants permitted and no further benefits accrue. The second measure was to execute an enhanced transfer value exercise to transfer pension benefits outside of the plan. As a result, the Company incurred $0.7 million of expense related to these de-risking measures.
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension plans (in thousands):

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$2,414	$24,857	$2,160	$21,762
Service cost (adjusted for actual employee contributions)	—	402	—	336
Interest cost	70	442	85	535
Actuarial (gains) losses	338	1,863	248	1,922
Benefits paid	(75)	(659)	(79)	(777)
Curtailments and settlements	—	(95)	—	(25)
Plan amendments and other	—	—	—	573
Currency translation	—	1,278	—	531
Benefit obligation at end of year	$2,747	$28,088	$2,414	$24,857

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$16,420	$—	$14,501
Actual return on plan assets	—	734	—	1,338
Company contributions	75	919	79	953
Benefits paid	(75)	(659)	(79)	(777)
Curtailments and settlements	—	—	—	(25)
Currency translation	—	743	—	430
Fair value of plan assets at end of year	$—	$18,157	$—	$16,420

Funded status at end of year	$(2,747)	$(9,931)	$(2,414)	$(8,437)
Actuarial losses incurred in 2020 related to our U.S. and non-U.S. plans are primarily the result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 compared to December 31, 2019. Actuarial losses incurred in 2019 related to our U.S. and non-U.S. plans are primarily the result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2019 compared to December 31, 2018.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Other accrued expenses	$(105)	$(240)	$(98)	$(325)
Accrued pension and other postretirement costs	$(2,642)	$(9,691)	$(2,316)	$(8,112)
Accumulated other comprehensive loss	$823	$9,068	$594	$5,969
	$(1,924)	$(863)	$(1,820)	$(2,468)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

Note 9 – Pensions and Other Postretirement Benefits (continued)

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$823	$9,008	$594	$5,906
Unrecognized prior service cost	—	60	—	62
Unamortized transition obligation	—	—	—	1
	$823	$9,068	$594	$5,969
The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31, 2020
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,747	$25,148
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,747	$25,107
Accumulated benefit obligation	$2,747	$24,099
Fair value of plan assets	—	$16,259

	December 31, 2019
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,414	$23,686
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,414	$23,386
Accumulated benefit obligation	$2,414	$22,743
Fair value of plan assets	—	$14,983

Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension (in thousands):

	Years ended December 31,
	2020		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Annual service cost	$—	$402	$—	$336	$—	$498
Less: employee contributions	—	—	—	—	—	21
Net service cost	—	402	—	336	—	477
Interest cost	70	442	85	535	76	610
Expected return on plan assets	—	(442)	—	(517)	—	(549)
Amortization of actuarial losses	109	286	38	164	70	437
Amortization of transition obligation	—	5	—	1	—	1
Curtailment and settlement losses	—	—	—	—	—	708
Net periodic benefit cost	$179	$693	$123	$519	$146	$1,684
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2020, 2019, and 2018.

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.11%	1.29%	2.97%	1.86%
Rate of compensation increase	N/A	2.77%	N/A	1.20%
Expected return on plan assets	N/A	2.66%	N/A	3.56%
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2020 and 2019:

	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.97%	1.86%	3.99%	2.47%
Rate of compensation increase	N/A	1.20%	N/A	3.08%
Expected return on plan assets	N/A	3.56%	N/A	2.70%
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2020 and 2019.
Plan assets are comprised of:

	December 31, 2020		December 31, 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	—	48%	—	48%
Fixed income securities	—	39%	—	42%
Cash and cash equivalents	—	13%	—	10%
Total	—	100%	—	100%
The Company maintains defined benefit retirement plans in certain of its subsidiaries. The assets of the plans are measured at fair value.
Equity securities held by the defined benefit retirement plans consist of equity securities that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the equity securities is considered a Level 2 measurement within the fair value hierarchy.
Fixed income securities held by the defined benefit retirement plans consist of government bonds and corporate notes that are valued based on quoted market prices on the last business day of the year. The fair value measurement of the fixed income securities is considered a Level 2 measurement within the fair value hierarchy.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)

As of December 31, 2020		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$8,779	$—	$8,779	$—
Fixed income securities	7,700	—	7,700	—
Cash and cash equivalents	1,678	1,678	—	—
	$18,157	$1,678	$16,479	$—

As of December 31, 2019		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,796	$—	$7,796	$—
Fixed income securities	7,703	—	7,703	—
Cash and cash equivalents	921	921	—	—
	$16,420	$921	$15,499	$—
Estimated future benefit payments are as follows (in thousands):

	US Pension Plans	Non-US Plans
2021	$105	$1,068
2022	106	784
2023	135	1,334
2024	134	853
2025	135	1,358
2025 - 2028	757	4,993
The Company anticipates making contributions to its funded and unfunded pension of approximately $1.4 million during 2021.
Other Postretirement Benefit Plans
In the U.S., the Company maintains two unfunded non-pension other postretirement benefit plans (“OPEB”) which are funded as costs are incurred. These plans provide medical and death benefits to retirees.

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to other postretirement benefit plans (in thousands):

	OPEB Plans
	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$4,633	$4,645
Service cost (adjusted for actual employee contributions)	123	126
Interest cost	133	180
Contributions by participants	25	—
Actuarial gains	(1,498)	(131)
Benefits paid	(249)	(187)
Plan amendments and other	410	—
Benefit obligation at end of year	$3,577	$4,633

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	224	187
Contributions by participants	25	—
Benefits paid	(249)	(187)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(3,577)	$(4,633)
Actuarial gains incurred in 2020 related to our post-retirement plans are primarily the result of a prior year adjustment of $763, changes in medical claims and age variance assumptions, net of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 compared to December 31, 2019. Actuarial gains incurred in 2019 related to our post-retirement plans are primarily the result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2019 compared to December 31, 2018.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	OPEB Plans
	December 31,
	2020	2019
Other accrued expenses	$(266)	$(290)
Accrued pension and other postretirement costs	$(3,311)	$(4,343)
Accumulated other comprehensive loss	$583	$1,808
	$(2,994)	$(2,825)
Actuarial items consist of the following (in thousands):

	OPEB Plans
	December 31,
	2020	2019
Unrecognized net actuarial loss	$583	$1,808
	$583	$1,808

Unrecognized gains and losses are amortized into future net periodic benefit cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic benefit costs (in thousands):

Note 9 – Pensions and Other Postretirement Benefits (continued)

	OPEB Plans
	Years ended December 31,
	2020	2019	2018
	OPEB Plans	OPEB Plans	OPEB Plans
Net service cost	123	126	108
Interest cost	133	180	152
Amortization of actuarial losses	137	156	177
Net periodic benefit cost	$393	$462	$437
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2020, 2019, and 2018.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	OPEB Plans
	December 31,
	2020	2019
Discount rate	1.99%	2.97%

The following weighted-average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2020 and 2019:

	OPEB Plans
	December 31,
	2020	2019
Discount rate	2.97%	3.99%
Health care trend rate	5.40%	5.27%
The health care trend ultimate rate is 4.04% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Estimated future benefit payments are as follows (in thousands):

OPEB Plans
2021	$266
2022	$240
2023	$197
2024	$221
2025	$210
2025 - 2028	$1,044
As the plans are unfunded, the Company's anticipated contributions for 2021 are equal to the estimated benefit payment.

Note 9 – Pensions and Other Postretirement Benefits (continued)
Other Retirement Obligations
The Company participates in various other defined contribution plans based on local law or custom. The Company periodically makes contributions to these plans. At December 31, 2020 and 2019, the consolidated balance sheets include $1.0 million and $0.9 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.8 million, $0.7 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.7 million at December 31, 2020 and $3.5 million at December 31, 2019, and the related liabilities of $5.4 million and $4.9 million at December 31, 2020 and 2019, respectively.
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2020, the Company had reserved 371,637 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder, the underlying shares would be available for future grants under the Plan.
Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2020. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On March 5, 2020, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $1.2 million were comprised of 44,269 RSUs. Twenty-five percent of these awards will vest on January 1, 2023, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2023, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals, each weighted equally. The awards issued in 2019 and 2018 have similar allocations and vesting criteria.
On March 16, 2020, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based. The awards have an aggregate target grant-date fair value of $0.4 million and were comprised of 18,940 RSUs. Twenty-five percent of these awards will vest on January 1, 2023 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2023, subject to the employee's continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings goals and cash flow goals.
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

Note 10 – Share-Based Compensation (continued)
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2020		2019		2018
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	212	$25.97	265	$17.64	417	$14.57
Granted	79	24.16	73	35.27	74	28.20
Vested	(81)	19.02	(75)	15.27	(86)	16.75
Forfeited	(5)	15.75	(51)	11.49	(140)	14.70
End of year	205	$28.23	212	$25.97	265	$17.64
The fair value of the RSUs vested during 2020 is $2.3 million. Included in the 2020, 2019 and 2018 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2021	46	3	49
January 1, 2022	1	47	48
January 1, 2023	4	43	47
Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2020	2019	2018
Restricted stock units	$1,387	$1,336	$1,799
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
During the fourth quarter of 2020, a net adjustment reducing share-based compensation expense by $0.1 million was recorded, based on the evaluation of performance objectives associated with awards granted in 2018, 2019 and 2020. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards. This was partially offset by additional share based compensation expense being recorded for certain objectives being fully met, which had been reversed in the prior year.
During 2019, it was determined that certain performance objectives associated with awards granted in 2017, 2018 and 2019 were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards. As a net result, adjustments decreasing share based compensation expense totaling $0.8 million were recorded during the year based on anticipated performance levels.
The deferred tax benefit on share-based compensation expense was $0.0 million, $0.1 million, and $0.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, the Company had $0.8 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 1.3 years.
Note 11 – Commitments, Contingencies, and Concentrations
Litigation
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company is of the opinion that the disposition of these proceedings will not have a material adverse effect on its business or its financial condition, results of operations, and cash flows.

Note 11 – Commitments, Contingencies, and Concentrations (continued)
Executive Employment Agreements
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2020 and 2019, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2020 and 2019, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
Asia	18%	23%
United States	10%	7%
Israel	26%	28%
Europe	16%	14%
United Kingdom	18%	17%
Canada	12%	11%
Total	100%	100%

Note 12 - Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to twelve years. The Company has no finance leases. In 2019, one of the Company's indirect wholly-owned subsidiaries entered into a lease agreement as tenant related to a property in Israel. The facility was made available to the Company during the second quarter of 2020, at which time the Company established an operating right of use asset and operating lease liability, with a lease term of 12.5 years, of $14.4 million, in accordance with the terms of the lease agreement.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	December 31, 2020	December 31, 2019
Assets
Operating lease right of use asset	$21,788	$8,691

Liabilities
Operating lease - current	$4,011	$2,827
Operating lease - non-current	$19,504	$5,811
Other information related to lease term and discount rate is as follows:

December 31, 2020
Operating leases weighted average remaining lease term (in years)	9.1 years
Operating leases weighted average discount rate	3.59%

The components of lease expense are as follows (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$4,389	$3,376
Variable lease cost	—	44
Short-term lease cost	124	87
Total lease cost	$4,513	$3,507

Right of use assets obtained in exchange for new operating lease liability during 2020 were $16.3 million and in 2019 were $0.3 million. The Company paid $4.0 million for its operating leases for the year ended December 31, 2020 and $3.4 million for the year ended December 31, 2019, which are included in operating cash flows on the consolidated statements of cash flows.
Undiscounted maturities of operating lease payments as of December 31, 2020 are summarized as follows (in thousands):

2021	$4,435
2022	3,704
2023	3,177
2024	2,617
2025	2,172
Thereafter	11,132
Total future minimum lease payments	$27,237
Less: amount representing interest	(3,722)
Present value of future minimum lease payments	$23,515
Rent expense on operating leases prior to adoption of ASC 842 was $3.6 million for the year ended December 31, 2018.

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
38

Note 13 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Foil Technology Products	Force Sensors	Weighing and Control Systems	Corporate/ Other	Total
2020
Net third-party revenues	$131,645	$53,724	$84,443	$—	$269,812
Intersegment revenues	3,183	—	446	(3,629)	—
Gross profit	52,025	13,582	38,664	—	104,271
Segment operating income (loss)	29,870	4,756	18,768	(30,737)	22,657
Impairment of goodwill and indefinite-lived intangibles	2,440	—	—	—	2,440
Restructuring costs	572	108	156	82	918
Depreciation and amortization expense	5,840	2,367	2,964	1,336	12,507
Capital expenditures	22,032	1,211	1,071	13	24,327
Total assets	157,120	63,461	157,840	23,466	401,887

2019
Net third-party revenues	$131,803	$64,357	$87,798	$—	$283,958
Intersegment revenues	4,067	1,068	463	(5,598)	—
Gross profit	53,292	18,022	40,303	—	111,617
Segment operating income (loss)	29,873	8,643	21,058	(30,926)	28,648
Acquisition costs	—	—	443	—	443
Executive severance costs	—	—	—	611	611
Restructuring costs	86	2,041	—	166	2,293
Depreciation and amortization expense	5,870	2,442	2,200	1,283	11,795
Capital expenditures	7,011	2,237	1,243	38	10,529
Total assets	116,920	75,885	158,597	19,011	370,413

2018
Net third-party revenues	$141,009	$73,186	$85,599	$—	$299,794
Intersegment revenues	3,878	1,365	577	(5,820)	—
Gross profit	61,562	20,001	39,704	—	121,267
Segment operating income (loss)	38,404	10,514	20,508	(32,203)	37,223
Impairment of goodwill and indefinite-lived intangibles	2,820	—	—	—	2,820
Restructuring costs	—	289	—	—	289
Depreciation and amortization expense	5,173	2,323	2,121	1,014	10,631
Capital expenditures	9,239	2,483	1,370	147	13,239
Total assets	132,918	82,637	95,954	14,874	326,383

Note 13 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Unallocated selling, general, and administrative expenses	$(27,379)	$(27,579)	$(29,094)
Acquisition costs	—	(443)	—
Impairment of goodwill and indefinite-lived intangibles	(2,440)	—	(2,820)
Executive severance costs	—	(611)	—
Restructuring costs	(918)	(2,293)	(289)
	$(30,737)	$(30,926)	$(32,203)
The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2020	2019
United States	$11,036	$12,009
United Kingdom	4,153	4,011
Other Europe	1,813	1,498
Israel	38,339	22,903
Asia	17,953	19,118
Canada and Other	1,722	1,731
	$75,016	$61,270

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
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2020	2019	2018
Numerator:

Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$10,787	$22,188	$23,646
Adjustment to the numerator for net earnings:
Interest savings assuming conversion of dilutive exchangeable notes, net of tax	—	—	6
Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$10,787	$22,188	$23,652
Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,566	13,515	13,439
Effect of dilutive securities:
Exchangeable notes	—	—	22
Restricted stock units	57	82	74
Dilutive potential common shares	57	82	96
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,623	13,597	13,535

Basic earnings per share attributable to VPG stockholders	$0.80	$1.64	$1.76

Diluted earnings per share attributable to VPG stockholders	$0.79	$1.63	$1.75
Note 15 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2020	2019	2018
Foreign exchange loss	$(2,246)	$(1,638)	$(279)
Interest income	246	622	506
Pension expense	(738)	(643)	(1,682)
Other	(244)	958	(41)
	$(2,982)	$(701)	$(1,496)

Note 15 – Additional Financial Statement Information (continued)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) during the period, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel. The change in the dollar-shekel exchange rate, particularly in the fourth quarter of 2020, resulted in an unfavorable foreign exchange impact primarily related to the shekel-denominated lease liability for a new Foil Technology Products facility in Israel.
Pension expense represents the net periodic benefit cost excluding the service cost. In 2018, the Company recognized a settlement loss of $0.7 million related to measures taken to de-risk the UK pension schemes as discussed in Note 9 to the consolidated financial statements.
Included in Other for the year ended December 31, 2019, is a one-time $0.8 million gain on liquidation of one of the Company's subsidiaries.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Customer advance payments	$2,873	$4,561
Accrued restructuring	63	604
Goods received, not yet invoiced	2,553	1,561
Accrued taxes, other than income taxes	1,223	1,167
Accrued commissions	2,144	2,149
Accrued professional fees	638	1,082
Other	4,349	5,002
	$13,843	$16,126
Israeli Severance Pay

The Israeli Severance Pay Law, 1963 ("Severance Pay Law"), specifies that employees of our Israeli subsidiary are entitled to severance payment, following the termination of their employment. Under the Severance Pay Law, the severance payment is calculated as one month salary for each year of employment, or a portion thereof.

Part of the subsidiary's liability for severance pay is covered by the provisions of Section 14 of the Severance Pay Law ("Section 14"). Under Section 14, employees are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, contributed on their behalf to their insurance funds. Payments in accordance with Section 14 release the subsidiary from any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company's balance sheet.

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2020 and December 31, 2019 include a $8.3 million and $8.0 million liability, respectively, associated with Israeli severance requirements in other liabilities.

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2020		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,601	$61	$5,540	$—

As of December 31, 2019		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,169	$53	$5,116	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2020 and December 31, 2019, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs at December 31, 2020 and December 31, 2019 approximates its carrying value, as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2020 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement.
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

Note 18 – Subsequent Events
Executive RSU grant
On March 4 2021, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based and 50% are time-based. The awards have an aggregate target grant-date fair value of $1.7 million and were comprised of 52,486 RSUs. The time-based awards will vest on January 1, 2024, subject to the executives continued employment. The performance-based awards will also vest on January 1, 2024, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals.