Form 10-Q
period 2021-04-03
Vishay Precision Group, Inc.
filed 2021-05-11
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          April 3, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 11, 2021, the registrant had 12,587,191 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
April 3, 2021

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	April 3, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,154	$98,438
Accounts receivable, net	43,884	45,339
Inventories:
Raw materials	21,604	21,894
Work in process	23,991	21,534
Finished goods	18,702	18,920
Inventories, net	64,297	62,348

Prepaid expenses and other current assets	15,287	15,761
Total current assets	219,622	221,886

Property and equipment, at cost:
Land	4,268	4,282
Buildings and improvements	66,611	67,581
Machinery and equipment	118,136	115,717
Software	10,067	10,026
Construction in progress	6,374	6,341
Accumulated depreciation	(129,401)	(128,931)
Property and equipment, net	76,055	75,016

Goodwill	31,167	31,105
Intangible assets, net	31,523	32,039
Operating lease right-of-use assets	20,647	21,788
Other assets	19,586	20,053
Total assets	$398,600	$401,887

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	April 3, 2021	December 31, 2020
Liabilities and equity
Current liabilities:
Trade accounts payable	$9,310	$10,487
Payroll and related expenses	14,670	17,595
Other accrued expenses	15,211	13,843
Income taxes	1,394	1,593
Current portion of operating lease liabilities	3,812	4,011
Current portion of long-term debt	—	18
Total current liabilities	44,397	47,547

Long-term debt, less current portion	40,648	40,626
Deferred income taxes	3,178	3,403
Operating lease liabilities	17,867	19,504
Other liabilities	15,920	16,263
Accrued pension and other postretirement costs	15,971	16,687
Total liabilities	137,981	144,030

Commitments and contingencies

Equity:
Common stock	1,320	1,317
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	197,282	197,764
Retained earnings	105,036	100,075
Accumulated other comprehensive loss	(34,262)	(32,671)
Total Vishay Precision Group, Inc. stockholders' equity	260,714	257,823
Noncontrolling interests	(95)	34
Total equity	260,619	257,857
Total liabilities and equity	$398,600	$401,887
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net revenues	$70,589	$67,696
Costs of products sold	41,967	42,631
Gross profit	28,622	25,065

Selling, general, and administrative expenses	22,183	20,291
Restructuring costs	—	130
Operating income	6,439	4,644

Other income (expense):
Interest expense	(305)	(461)
Other	573	683
Other income (expense)	268	222

Income before taxes	6,707	4,866

Income tax expense	1,764	1,574

Net earnings	4,943	3,292
Less: net earnings attributable to noncontrolling interests	(18)	(20)
Net earnings attributable to VPG stockholders	$4,961	$3,312

Basic earnings per share attributable to VPG stockholders	$0.36	$0.24
Diluted earnings per share attributable to VPG stockholders	$0.36	$0.24

Weighted average shares outstanding - basic	13,593	13,541
Weighted average shares outstanding - diluted	13,629	13,586

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net earnings	$4,943	$3,292

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,800)	(5,341)
Pension and other postretirement actuarial items, net of tax	209	(159)
Other comprehensive loss	(1,591)	(5,500)

Comprehensive income (loss)	3,352	(2,208)

Less: comprehensive income attributable to noncontrolling interests	(18)	(20)

Comprehensive income (loss) attributable to VPG stockholders	$3,370	$(2,188)

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 3, 2021	March 28, 2020
Operating activities
Net earnings	$4,943	$3,292
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,522	3,199
Loss from extinguishment of debt	—	30
Gain on sale of property and equipment	(1)	(3)
Share-based compensation expense	366	379
Inventory write-offs for obsolescence	613	631
Deferred income taxes	(116)	(233)
Other	(1,659)	(1,137)
Net changes in operating assets and liabilities:
Accounts receivable, net	753	(4,956)
Inventories, net	(3,089)	1,449
Prepaid expenses and other current assets	366	(1,380)
Trade accounts payable	526	(617)
Other current liabilities	(601)	5,642
Net cash provided by operating activities	5,623	6,296

Investing activities
Capital expenditures	(5,746)	(3,344)
Proceeds from sale of property and equipment	3	15
Net cash used in investing activities	(5,743)	(3,329)

Financing activities
Principal payments on long-term debt	(18)	(3,385)
Debt issuance costs	—	(402)
Distributions to noncontrolling interests	(111)	(25)
Payments of employee taxes on certain share-based arrangements	(846)	(813)
Net cash used in financing activities	(975)	(4,625)
Effect of exchange rate changes on cash and cash equivalents	(1,189)	(2,521)
Decrease in cash and cash equivalents	(2,284)	(4,179)
Cash and cash equivalents at beginning of period	98,438	86,910
Cash and cash equivalents at end of period	$96,154	$82,731

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(4,150)	$(3,178)
Capital expenditures accrued but not yet paid	$965	$1,016
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Three Fiscal Months Ended April 3, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	4,961	—	4,961	(18)	4,943
Other comprehensive loss	—	—	—	—	—	(1,591)	(1,591)	—	(1,591)
Share-based compensation expense	—	—	—	366	—	—	366	—	366
Restricted stock issuances (34,572 shares)	3	—	—	(848)	—	—	(845)	—	(845)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(111)	(111)
Balance at April 3, 2021	$1,320	$103	$(8,765)	$197,282	$105,036	$(34,262)	$260,714	$(95)	$260,619

	Three Fiscal Months Ended March 28, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings	—	—	—	—	3,312	—	3,312	(20)	3,292
Other comprehensive loss	—	—	—	—	—	(5,500)	(5,500)	—	(5,500)
Share-based compensation expense	—	—	—	379	—	—	379	—	379
Restricted stock issuances (44,189 shares)	4	—	—	(795)	—	—	(791)	—	(791)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at March 28, 2020	$1,316	$103	$(8,765)	$196,709	$92,600	$(43,203)	$238,760	$347	$239,107
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021. The results of operations for the fiscal quarter ended April 3, 2021 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2021 and 2020 end on the following dates:

	2021	2020
Quarter 1	April 3,	March 28,
Quarter 2	July 3,	June 27,
Quarter 3	October 2,	September 26,
Quarter 4	December 31,	December 31,
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. ASU 2019-12, "Simplifying the Accounting for Income Taxes". This ASU amends Accounting Standards Codification ("ASC") 740 by removing certain exceptions to the general principles, clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company adopted this standard in the first quarter of 2021. The adoption of this ASU did not impact our financial statements or the related disclosures.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current financial statement presentation.
Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended April 3, 2021				Fiscal quarter ended March 28, 2020
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$10,479	$7,771	$7,667	$25,917	$11,934	$8,392	$8,889	$29,215
United Kingdom	898	567	4,013	5,478	950	1,980	3,712	6,642
Other Europe	7,266	5,475	4,561	17,302	7,713	2,374	3,744	13,831
Israel	6,441	130	—	6,571	2,955	97	—	3,052
Asia	7,627	2,990	1,601	12,218	6,925	1,852	1,671	10,448
Canada	—	—	3,103	3,103	—	—	4,508	4,508
Total	$32,711	$16,933	$20,945	$70,589	$30,477	$14,695	$22,524	$67,696

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Test & Measurement	$14,416	$14,345
Avionics, Military & Space	6,030	6,160
Transportation	9,554	8,244
Other Markets	17,545	13,128
Industrial Weighing	12,005	12,467
General Industrial	4,082	4,039
Steel	6,957	9,313
Total	$70,589	$67,696

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2020	$3,605	$2,873
Balance at April 3, 2021	3,542	3,284
(Decrease)/increase	$(63)	$411
The amount of revenue recognized during the three fiscal months ended April 3, 2021 that was included in the contract liability balance at December 31, 2020 was $1.5 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.

Note 3 – Goodwill
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment			Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2020	$31,105	$6,726	$16,942	$6,311	$1,126
Foreign currency translation adjustment	62	80	(18)	—	—
Balance at April 3, 2021	$31,167	$6,806	$16,924	$6,311	$1,126

Note 4 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to eleven years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	April 3, 2021	December 31, 2020
Assets
Operating lease right of use asset	$20,647	$21,788

Liabilities
Operating lease - current	$3,812	$4,011
Operating lease - non-current	$17,867	$19,504
Other information related to lease term and discount rate is as follows:

April 3, 2021
Operating leases weighted average remaining lease term (in years)	9.07 years
Operating leases weighted average discount rate	3.53%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Operating lease cost	$1,181	$874
Short-term lease cost	33	23
Total lease cost	$1,214	$897
Right of use assets obtained in exchange for new operating lease liability during 2021 were $0.2 million. The Company paid $1.2 million and $0.9 million for its operating leases for each of the fiscal quarters ended April 3, 2021 and March 28, 2020, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Note 4 - Leases (continued)

Undiscounted maturities of operating lease payments as of April 3, 2021 are summarized as follows (in thousands):

2021 (excluding the three months ended April 3, 2021)	$4,181
2022	3,299
2023	2,812
2024	2,534
2025	1,994
Thereafter	10,236
Total future minimum lease payments	$25,056
Less: amount representing interest	(3,377)
Present value of future minimum lease payments	$21,679
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 3, 2021 was 26.3% compared to 32.3% for the fiscal quarter ended March 28, 2020. The tax rate for the fiscal quarter ended of 2021 is lower than the prior year period primarily due to changes in the mix of worldwide income.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 3, 2021	December 31, 2020
2020 Credit Agreement - Revolving Facility	$41,000	$41,000
Other debt	—	18
Deferred financing costs	(352)	(374)
Total long-term debt	40,648	40,644
Less: current portion	—	18
Long-term debt, less current portion	$40,648	$40,626

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2021	$(25,591)	$(7,080)	$(32,671)
Other comprehensive loss before reclassifications	(1,800)	—	(1,800)
Amounts reclassified from accumulated other comprehensive income (loss)	—	209	209
Balance at April 3, 2021	$(27,391)	$(6,871)	$(34,262)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2020	$(30,761)	$(6,942)	$(37,703)
Other comprehensive loss before reclassifications	(5,341)	—	(5,341)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(159)	(159)
Balance at March 28, 2020	$(36,102)	$(7,101)	$(43,203)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended April 3, 2021		Fiscal quarter ended March 28, 2020
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$97	$9	$99	$31
Interest cost	103	17	129	33
Expected return on plan assets	(97)	—	(111)	—
Amortization of actuarial losses	102	5	77	34
Net periodic benefit cost	$205	$31	$194	$98

Note 9 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At April 3, 2021, the Company had reserved 330,590 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
On March 4, 2021, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.7 million and were comprised of 52,486 RSUs. Fifty percent of these awards will vest on January 1, 2024, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2024, subject to the executives' continued employment and

Note 9 - Share-Based Compensation (continued)
the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "net earnings goals", each weighted equally.
On March 8, 2021, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.6 million and were comprised of 17,793 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2024 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2024, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

Vesting of equity awards is subject to acceleration under certain circumstances.
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

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Restricted stock units	$366	$379

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

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net revenues:
Foil Technology Products	$32,711	$30,477
Force Sensors	16,933	14,695
Weighing and Control Systems	20,945	22,524
Total	$70,589	$67,696

Gross profit:
Foil Technology Products	$13,039	$11,201
Force Sensors	6,040	3,572
Weighing and Control Systems	9,543	10,292
Total	$28,622	$25,065

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$6,832	$5,384
Force Sensors	3,504	1,204
Weighing and Control Systems	3,824	4,668
Unallocated G&A expenses	(7,721)	(6,482)
Restructuring costs	—	(130)
Operating income	$6,439	$4,644

Restructuring costs:
Foil Technology Products	$—	$(130)
	$—	$(130)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Foil Technology Products to Force Sensors and Weighing and Control Systems	$961	$724
Weighing and Control Systems to Foil Technology Products and Force Sensors	$114	$87

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$4,961	$3,312

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,593	13,541

Effect of dilutive securities:
Restricted stock units	36	45
Dilutive potential common shares	36	45

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,629	13,586

Basic earnings per share attributable to VPG stockholders	$0.36	$0.24

Diluted earnings per share attributable to VPG stockholders	$0.36	$0.24

Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Foreign exchange gain	$735	$900
Interest income	45	67
Pension expense	(137)	(159)
Other	(70)	(125)
	$573	$683

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended April 3, 2021, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli shekel, and the British pound.

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
April 3, 2021
Assets
Assets held in rabbi trusts	$5,820	$99	$5,721	$—

December 31, 2020
Assets
Assets held in rabbi trusts	$5,601	$61	$5,540	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at April 3, 2021 and December 31, 2020, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1

Note 13 - Fair Value Measurements (continued)
measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at April 3, 2021 and December 31, 2020 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.0 million and $0.1 million of restructuring costs during the fiscal quarter ended April 3, 2021 and March 28, 2020, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of April 3, 2021 and December 31, 2020, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2020	$63
Cash payments	(36)
Balance at April 3, 2021	$27

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
Impact of COVID-19 on Our Business
As of May 11, 2021, all of the Company’s facilities are open and operational. The Company is continuing to maintain COVID-19 best practices it believes are warranted with respect to working conditions. Nonetheless, given the ongoing uncertainty concerning the magnitude and duration of the COVID-19 pandemic around the world, any ongoing economic disruption may adversely affect the Company’s business and financial results.
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
Net revenues for the fiscal quarter ended April 3, 2021 were $70.6 million versus $67.7 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended April 3, 2021 were $5.0 million, or $0.36 per diluted share, versus $3.3 million, or $0.24 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarter ended April 3, 2021 and March 28, 2020 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating performance for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results. Beginning in the fourth quarter of 2020, the Company has determined to include the impact of foreign currency exchange rates on its assets and liabilities in certain of its non-GAAP measures for its current and comparative periods.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three fiscal months ended	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
As reported - GAAP	28,622	25,065	6,439	4,644	$4,961	$3,312	$0.36	$0.24
As reported - GAAP Margins	40.5%	37.0%	9.1%	6.9%
Acquisition purchase accounting adjustments (a)	11	515	11	515	11	515	—	0.04
COVID-19 impact (b)	(151)	—	(443)	—	(443)	—	(0.03)	—
Start-up costs (c)	129	—	129	—	129	—	0.01	—
Restructuring costs			—	130	—	130	—	0.01
Foreign exchange (gain)/loss (d)					(735)	(900)	(0.05)	(0.07)
Less: Tax effect of reconciling items and discrete tax items					(233)	(194)	(0.02)	(0.02)
As Adjusted - Non GAAP	$28,611	$25,580	$6,136	$5,289	$4,156	$3,251	$0.31	$0.24
As Adjusted - Non GAAP Margins	40.5%	37.8%	8.7%	7.8%

	Three months ended
	April 3, 2021	March 28, 2020
Net earnings attributable to VPG stockholders	$4,961	$3,312
Interest Expense	305	461
Income tax expense	1,764	1,574
Depreciation	2,907	2,571
Amortization	615	628
EBITDA	10,552	$8,546
EBITDA as a % of sales	14.9%	12.6%
Impairment of goodwill and indefinite-lived intangibles	—	—
Acquisition purchase accounting adjustments (a)	11	515
Restructuring costs	—	130
COVID-19 impact (b)	(443)	—
Start-up costs (c)	129	—
Foreign exchange (gain)/loss (d)	(735)	(900)
ADJUSTED EBITDA	9,514	8,291
ADJUSTED EBITDA as a % of sales	13.5%	12.2%

(a)     Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)    COVID-19 impact is the net impact to the Company of costs incurred as a result of the COVID-19 pandemic, net of government subsidies received.
(c)    Start-up costs in 2021 are associated with the ramp up of our new manufacturing facility in Israel.
(d)    Impact of foreign currency exchange rates on assets and liabilities. Note that impacts in prior year have been added to this table.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2020 through the first quarter of 2021 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2020	2020	2020	2020	2021
Net revenues	$67,696	$59,146	$67,525	$75,445	$70,589

Gross profit margin	37.0%	39.1%	40.5%	38.1%	40.5%

End-of-period backlog	$94,300	$92,900	$90,800	$87,600	$100,700

Book-to-bill ratio	1.08	0.95	0.95	0.93	1.21

Inventory turnover	2.58	2.20	2.38	2.86	2.67

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2020	2020	2020	2020	2021
Foil Technology Products
Net revenues	$30,477	$31,785	$32,906	$36,477	$32,711
Gross profit margin	36.7%	41.8%	41.1%	38.4%	39.9%
End-of-period backlog	$51,700	$47,500	$48,500	$43,700	$48,400
Book-to-bill ratio	1.25	0.85	1.01	0.84	1.19
Inventory turnover	2.74	2.58	2.63	3.05	2.72

Force Sensors
Net revenues	$14,695	$8,916	$13,862	$16,251	$16,933
Gross profit margin	24.3%	11.6%	30.5%	29.1%	35.7%
End-of-period backlog	$16,900	$22,300	$21,300	$24,700	$26,800
Book-to-bill ratio	1.02	1.58	0.90	1.18	1.14
Inventory turnover	2.64	2.02	2.28	2.74	2.72

Weighing and Control Systems
Net revenues	$22,524	$18,445	$20,757	$22,717	$20,945
Gross profit margin	45.7%	47.6%	46.2%	44.0%	45.6%
End-of-period backlog	$25,700	$23,100	$21,000	$19,200	$25,500
Book-to-bill ratio	0.90	0.82	0.88	0.88	1.30
Inventory turnover	2.31	1.81	2.13	2.67	2.54
Net revenues for the first quarter of 2021 decreased 6.4% from the fourth quarter of 2020 mainly due to decreased volume in the Foil Technology Products and Weighing and Control Systems reporting segments. Net revenues increased 4.3% from the first quarter of 2020 with increased volume in the Foil Technology Products and Force Sensors partially offset by lower volume in the Weighing and Control Systems reporting segment. Favorable exchange rates also contributed to the increase.
Net revenues in the Foil Technology Products reporting segment decreased 10.3% compared to the fourth quarter of 2020 and increased 7.3% from the first quarter of 2020. Sequentially, the decline in revenue was primarily due to lower sales of Pacific Instruments and precision foil resistors in the avionics, military and space market, partially offset by an increase in precision foil resistors in the test and measurements market. The year-over-year increase in revenue was primarily attributable to an increase in our advanced sensors product line primarily in our consumer-related markets and an increase in our precision foil resistors revenue to the avionics, military and space market, which was partially offset by lower revenue of Pacific Instruments in the avionics, military and space market.
Net revenues in the Force Sensors reporting segment increased 4.2% from the fourth quarter of 2020 and increased 15.2% from the first quarter of 2020. The sequential increase was primarily due to higher revenue in the industrial weighing and general industrial markets. The year-over-year increase was primarily due to higher revenue in our other markets, mainly agriculture and consumer.
Net revenues in the Weighing and Control Systems reporting segment decreased 7.8% from the fourth quarter of 2020 and decreased 7.0% from the first quarter of 2020. The declines in sequential and year over year revenues were primarily attributable to lower project-driven revenue of Dynamic Systems Inc. ("DSI") and KELK steel-related revenue, which was partially offset by higher revenue of our onboard weighing products for the transportation market.
Overall gross profit margin in the first quarter of 2021 increased 2.4% as compared to the fourth quarter of 2020 and increased 3.5% from the first quarter of 2020.
Sequentially, all reporting segments contributed to the improved gross profit margin. The Foil Technology Products reporting segment gross profit margins increased sequentially due to favorable product mix, manufacturing efficiencies and one-time inventory adjustments in the fourth quarter which did not reoccur, partially offset by lower revenue. The Force Sensors reporting segment gross profit margin increased sequentially due to higher revenue and manufacturing efficiencies. In the Weighing and Control Systems reporting segment, the gross profit margin was 45.6% compared to 44.0% in the prior sequential quarter. The increase in the gross profit margin was mainly due to favorable product mix and an increase in inventory, partially offset by lower revenue.
Compared to the first quarter of 2020, the Foil Technology Products reporting segment had a higher gross profit margin primarily due to higher revenue, favorable product mix, and manufacturing efficiencies. The Force Sensors reporting segment increase in gross profit margin as compared to 2020 was primarily due to higher revenue, an increase in inventory, cost controls and a positive impact of foreign exchange. In the Weighing and Control Systems segment, the gross profit margin of 45.6% was flat compared to the first quarter of 2020.
Optimize Core Competence
The Company’s core competency and key value proposition is providing customers with proprietary foil technology products and precision measurement sensors and sensor-based systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state of the art facility which has been constructed in Israel. Our administrative personnel have moved to the new facility, and we have begun the transition of our advanced sensors business to that facility and we expect to complete the transition to the new facility in the third quarter of 2021.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2021.
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

Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended April 3, 2021, exchange rates increased net revenues by $2.1 million, and increased costs of products sold and selling, general, and administrative expenses by $2.3 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of April 3, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Costs of products sold	59.5%	63.0%
Gross profit	40.5%	37.0%
Selling, general, and administrative expenses	31.4%	30.0%
Operating income	9.1%	6.9%
Income before taxes	9.5%	7.2%
Net earnings	7.0%	4.9%
Net earnings attributable to VPG stockholders	7.0%	4.9%

Effective tax rate	26.3%	32.3%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net revenues	$70,589	$67,696
Change versus comparable prior year period	$2,893
Percentage change versus prior year period	4.3%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	1.1%
Change in average selling prices	0.0%
Foreign currency effects	3.2%
Net change	4.3%
During the fiscal quarter ended April 3, 2021, net revenues increased 4.3% as compared to the comparable prior year period, with increased volume in the Foil Technology Products and Force Sensors partially offset by lower volume in the Weighing and Control Systems reporting segment. Favorable exchange rates also contributed to the increase.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Gross profit margin	40.5%	37.0%
The gross profit margin for the fiscal quarter ended April 3, 2021 increased 3.5% compared to the comparable prior year period primarily due to higher margins in the Foil Technology Products and Force Sensors reporting segments.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net revenues	$32,711	$30,477
Change versus comparable prior year period	$2,234
Percentage change versus prior year period	7.3%
Changes in Foil Technology Products segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	4.8%
Change in average selling prices	0.3%
Foreign currency effects	2.2%
Net change	7.3%
Net revenues increased 7.3% for the fiscal quarter ended April 3, 2021 as compared to the comparable prior year period. The year-over-year increase in revenue was primarily attributable to an increase in our advanced sensors product line primarily in our consumer-related markets and an increase in our precision foil resistors revenue to the avionics, military and space market, which was partially offset by lower revenue of Pacific Instruments in the avionics, military and space market.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Gross profit margin	39.9%	36.7%
The gross profit margin increased 3.2% for the fiscal quarter ended April 3, 2021, when compared to the comparable prior year period, primarily due to higher revenue, favorable product mix, and manufacturing efficiencies.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net revenues	$16,933	$14,695
Change versus comparable prior year period	$2,238
Percentage change versus prior year period	15.2%
Changes in Force Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	13.5%
Change in average selling prices	(1.3)%
Foreign currency effects	3.0%
Net change	15.2%

Net revenues increased 15.2% for the fiscal quarter ended April 3, 2021, as compared to the comparable prior year period. The year-over-year increase was primarily due to higher revenue in our other markets, mainly agriculture and consumer.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Gross profit margin	35.7%	24.3%
The gross profit margin for the fiscal quarter ended April 3, 2021 increased 11.4% compared to the comparable prior year period. This increase was primarily due to higher revenue, an increase in inventory, cost controls and a positive impact of foreign exchange.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Net revenues	$20,945	$22,524
Change versus comparable prior year period	$(1,579)
Percentage change versus prior year period	(7.0)%
Changes in Weighing and Control Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(11.6)%
Change in average selling prices	0.6%
Foreign currency effects	4.0%
Net change	(7.0)%
Net revenues decreased 7.0% for the fiscal quarter ended April 3, 2021 as compared to the comparable prior year period. The decreases were primarily attributable to lower project-driven revenue of Dynamic Systems Inc. ("DSI") and KELK steel-related revenue, which was partially offset by higher revenue of our onboard weighing products for the transportation market.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Gross profit margin	45.6%	45.7%
The gross profit margin for the fiscal quarter ended April 3, 2021 of 45.6% decreased from the first quarter of 2020. The decline was primarily due to lower revenue.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020
Total SG&A expenses	$22,183	$20,291

As a percentage of net revenues	31.4%	30.0%
SG&A expenses for the fiscal quarter ended April 3, 2021 increased compared to the comparable prior year period with additional SG&A expenses related to personnel costs and foreign currency impacts..

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
The Company recorded $0.0 million and $0.1 million of restructuring costs during the fiscal quarter ended April 3, 2021 and March 28, 2020, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter ended April 3, 2021 was lower compared with interest expense in the comparable prior year periods mainly due to more favorable borrowing rates in 2021.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	April 3, 2021	March 28, 2020	Change
Foreign exchange gain	$735	$900	$(165)
Interest income	45	67	(22)
Pension expense	(137)	(159)	22
Other	(70)	(125)	55
	$573	$683	$(110)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended April 3, 2021, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli shekel, and the British pound.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 3, 2021 was 26.3% compared to 32.3% for the fiscal quarter ended March 28, 2020.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include interest coverage ratio and a leverage ratio. We were in compliance with these covenants at April 3, 2021. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the three fiscal months ended April 3, 2021, cash provided by operating activities was $5.6 million compared to $6.3 million in the comparable prior year period. Our net cash used in investing activities for the three fiscal months ended April 3, 2021 was higher compared to the prior year period mainly due to increased capital spending. Our net cash used by financing activities for the three fiscal months ended April 3, 2021 was lower compared to prior year mainly due to the repayment of the Canadian term loans and the conversion of the US term loans to revolver under the 2020 credit facility.
Adjusted free cash flow generated during the three fiscal months ended April 3, 2021, was $(0.1) million. We refer to the amount of cash provided by operating activities ($5.6 million) in excess of our capital expenditures ($5.7 million) and net of proceeds from the sale of assets ($0.0 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at April 3, 2021 and December 31, 2020 (in thousands):

	April 3, 2021	December 31, 2020
Cash and cash equivalents	$96,154	$98,438
Third-party debt, including current and long-term:
Revolving debt	41,000	41,000
Third-party debt held by Japanese subsidiary	—	18
Deferred financing costs	(352)	(374)
Total third-party debt	40,648	40,644
Net cash	$55,506	$57,794
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

Approximately 92% and 90% of our cash and cash equivalents balance at April 3, 2021 and December 31, 2020, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at April 3, 2021 and December 31, 2020:

	April 3, 2021	December 31, 2020
Israel	23%	26%
Asia	22%	18%
Europe	14%	16%
United States	8%	10%
United Kingdom	19%	18%
Canada	14%	12%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of April 3, 2021, to be indefinitely reinvested.
Our financial condition as of April 3, 2021 remains strong, with a current ratio (current assets to current liabilities) of 4.9 to 1.0, as compared to a ratio of 4.7 to 1.0 at December 31, 2020.
Cash paid for property and equipment for the three fiscal months ended April 3, 2021 was $5.7 million compared to $3.3 million in the comparable prior year period.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; the Company’s status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; the Company’s ability to execute its business continuity, operational and budget plans in light of the COVID-19 pandemic; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended April 3, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1†	Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Ziv Shoshani.
10.2†	Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and William M. Clancy.
10.3†	Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Amir Tal.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 3, 2021, furnished in XBRL (eXtensible Business Reporting Language).
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
Date: May 11, 2021