Form 10-Q
period 2021-07-03
Vishay Precision Group, Inc.
filed 2021-08-10
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          July 3, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 10, 2021, the registrant had 12,602,755 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
July 3, 2021

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	July 3, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,456	$98,438
Accounts receivable, net	51,818	45,339
Inventories:
Raw materials	25,858	21,894
Work in process	27,560	21,534
Finished goods	24,060	18,920
Inventories, net	77,478	62,348

Prepaid expenses and other current assets	15,698	15,761
Total current assets	218,450	221,886

Property and equipment:
Land	4,269	4,282
Buildings and improvements	68,118	67,581
Machinery and equipment	118,543	115,717
Software	9,431	10,026
Construction in progress	3,807	6,341
Accumulated depreciation	(127,611)	(128,931)
Property and equipment, net	76,557	75,016

Goodwill	45,732	31,105
Intangible assets, net	54,474	32,039
Operating lease right-of-use assets	25,451	21,788
Other assets	19,633	20,053
Total assets	$440,297	$401,887

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	July 3, 2021	December 31, 2020
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,061	$10,487
Payroll and related expenses	16,818	17,595
Other accrued expenses	18,138	13,843
Income taxes	969	1,593
Current portion of operating lease liabilities	4,445	4,011
Current portion of long-term debt	—	18
Total current liabilities	51,431	47,547

Long-term debt, less current portion	60,670	40,626
Deferred income taxes	8,345	3,403
Operating lease liabilities	22,346	19,504
Other liabilities	15,747	16,263
Accrued pension and other postretirement costs	15,840	16,687
Total liabilities	174,379	144,030

Commitments and contingencies

Equity:
Common stock	1,322	1,317
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	197,856	197,764
Retained earnings	108,956	100,075
Accumulated other comprehensive loss	(33,546)	(32,671)
Total Vishay Precision Group, Inc. stockholders' equity	265,926	257,823
Noncontrolling interests	(8)	34
Total equity	265,918	257,857
Total liabilities and equity	$440,297	$401,887
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	July 3, 2021	June 27, 2020
Net revenues	$75,339	$59,146
Costs of products sold	45,541	36,036
Gross profit	29,798	23,110

Selling, general, and administrative expenses	22,453	18,640
Acquisition costs	1,198	—
Impairment of goodwill and indefinite-lived intangibles	1,223	—
Restructuring costs	—	499
Operating income	4,924	3,971

Other income (expense):
Interest expense	(273)	(267)
Other	(326)	(1,273)
Other income (expense)	(599)	(1,540)

Income before taxes	4,325	2,431

Income tax expense	262	684

Net earnings	4,063	1,747
Less: net earnings (loss) attributable to noncontrolling interests	143	(12)
Net earnings attributable to VPG stockholders	$3,920	$1,759

Basic earnings per share attributable to VPG stockholders	$0.29	$0.13
Diluted earnings per share attributable to VPG stockholders	$0.29	$0.13

Weighted average shares outstanding - basic	13,618	13,571
Weighted average shares outstanding - diluted	13,646	13,609

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 3, 2021	June 27, 2020
Net revenues	$145,928	$126,842
Costs of products sold	87,508	78,667
Gross profit	58,420	48,175

Selling, general, and administrative expenses	44,636	38,931
Acquisition costs	1,198	—
Impairment of goodwill and indefinite-lived intangibles	1,223	—
Restructuring costs	—	629
Operating income	11,363	8,615
Other income (expense):
Interest expense	(578)	(728)
Other	247	(590)
Other income (expense)	(331)	(1,318)

Income before taxes	11,032	7,297

Income tax expense	2,026	2,258

Net earnings	9,006	5,039
Less: net earnings (loss) attributable to noncontrolling interests	125	(32)
Net earnings attributable to VPG stockholders	$8,881	$5,071

Basic earnings per share attributable to VPG stockholders	$0.65	$0.37
Diluted earnings per share attributable to VPG stockholders	$0.65	$0.37

Weighted average shares outstanding - basic	13,605	13,556
Weighted average shares outstanding - diluted	13,638	13,598
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	July 3, 2021	June 27, 2020
Net earnings	$4,063	$1,747

Other comprehensive income (loss):
Foreign currency translation adjustment	607	3,271
Pension and other postretirement actuarial items, net of tax	109	(152)
Other comprehensive income	716	3,119

Comprehensive income	4,779	4,866

Less: comprehensive income (loss) attributable to noncontrolling interests	143	(12)

Comprehensive income attributable to VPG stockholders	$4,636	$4,878

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	July 3, 2021	June 27, 2020
Net earnings	$9,006	$5,039

Other comprehensive income (loss):
Foreign currency translation adjustment	(1,193)	(2,070)
Pension and other postretirement actuarial items, net of tax	318	(311)
Other comprehensive loss	(875)	(2,381)

Comprehensive income	8,131	2,658

Less: comprehensive income (loss) attributable to noncontrolling interests	125	(32)

Comprehensive income attributable to VPG stockholders	$8,006	$2,690
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 3, 2021	June 27, 2020
Operating activities
Net earnings	$9,006	$5,039
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	1,223	—
Depreciation and amortization	7,108	6,312
Loss from extinguishment of debt	—	30
Loss (gain) on sale of property and equipment	44	(143)
Share-based compensation expense	942	757
Inventory write-offs for obsolescence	1,135	1,302
Deferred income taxes	(1,110)	(146)
Other	(1,820)	25
Net changes in operating assets and liabilities:
Accounts receivable, net	(776)	2,077
Inventories, net	(7,744)	(1,383)
Prepaid expenses and other current assets	314	(632)
Trade accounts payable	1,715	1,228
Other current liabilities	2,341	2,229
Net cash provided by operating activities	12,378	16,695

Investing activities
Capital expenditures	(8,309)	(11,018)
Proceeds from sale of property and equipment	16	378
Purchase of business, net of cash acquired	(47,216)	156
Net cash used in investing activities	(55,509)	(10,484)

Financing activities
Principal payments on long-term debt	(18)	(3,418)
Proceeds from revolving facility	20,000	—
Debt issuance costs	—	(402)
Purchase of noncontrolling interest	—	(253)
(Distributions to) contributions from noncontrolling interests	(167)	117
Payments of employee taxes on certain share-based arrangements	(846)	(813)
Net cash provided by (used in) financing activities	18,969	(4,769)
Effect of exchange rate changes on cash and cash equivalents	(820)	(1,155)
(Decrease) increase in cash and cash equivalents	(24,982)	287
Cash and cash equivalents at beginning of period	98,438	86,910
Cash and cash equivalents at end of period	$73,456	$87,197

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(6,353)	$(10,290)
Capital expenditures accrued but not yet paid	$606	$455
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended July 3, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at April 3, 2021	$1,320	$103	$(8,765)	$197,282	$105,036	$(34,262)	$260,714	$(95)	$260,619
Net earnings	—	—	—	—	3,920	—	3,920	143	4,063
Other comprehensive income	—	—	—	—	—	716	716	—	716
Share-based compensation expense	—	—	—	576	—	—	576	—	576
Restricted stock issuances ( 15,564 shares)	2	—	—	(2)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Balance at July 3, 2021	$1,322	$103	$(8,765)	$197,856	$108,956	$(33,546)	$265,926	$(8)	$265,918

	Fiscal quarter ended June 27, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 28, 2020	$1,316	$103	$(8,765)	$196,709	$92,600	$(43,203)	$238,760	$347	$239,107
Net earnings	—	—	—	—	1,759	—	1,759	(12)	1,747
Other comprehensive loss	—	—	—	—	—	3,119	3,119	—	3,119
Share-based compensation expense	—	—	—	378	—	—	378	—	378
Restricted stock issuances (8,244 shares)	1	—	—	(1)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	142	142
Balance at June 27, 2020	$1,317	$103	$(8,765)	$197,134	$94,359	$(40,084)	$244,064	$176	$244,240
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended July 3, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	8,881	—	8,881	125	9,006
Other comprehensive loss	—	—	—	—	—	(875)	(875)	—	(875)
Share-based compensation expense	—	—	—	942	—	—	942	—	942
Restricted stock issuances (50,316 shares)	5	—	—	(850)	—	—	(845)	—	(845)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(167)	(167)
Balance at July 3, 2021	$1,322	$103	$(8,765)	$197,856	$108,956	$(33,546)	$265,926	$(8)	$265,918

	Six Fiscal Months Ended June 27, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings	—	—	—	—	5,071	—	5,071	(32)	5,039
Other comprehensive loss	—	—	—	—	—	(2,381)	(2,381)	—	(2,381)
Share-based compensation expense	—	—	—	757	—	—	757	—	757
Restricted stock issuances (52,433 shares)	5	—	—	(796)	—	—	(791)	—	(791)
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	117	117
Balance at June 27, 2020	$1,317	$103	$(8,765)	$197,134	$94,359	$(40,084)	$244,064	$176	$244,240
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021. The results of operations for the fiscal quarter ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2021 and 2020 end on the following dates:

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

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended July 3, 2021				Fiscal quarter ended June 27, 2020
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$11,003	$8,017	$10,574	$29,594	$10,789	$4,113	$6,009	$20,911
United Kingdom	1,102	514	3,681	5,297	587	1,711	1,723	4,021
Other Europe	6,604	5,018	5,204	16,826	6,973	1,434	3,430	11,837
Israel	5,284	261	—	5,545	5,691	93	—	5,784
Asia	9,315	3,406	2,012	14,733	7,745	1,565	1,859	11,169
Canada	—	—	3,344	3,344	—	—	5,424	5,424
Total	$33,308	$17,216	$24,815	$75,339	$31,785	$8,916	$18,445	$59,146

	Six Fiscal Months Ended July 3, 2021				Six Fiscal Months Ended June 27, 2020
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$21,482	$15,788	$18,241	$55,511	$22,723	$12,505	$14,898	$50,126
United Kingdom	2,000	1,081	7,694	10,775	1,537	3,691	5,435	10,663
Other Europe	13,870	10,493	9,765	34,128	14,686	3,808	7,174	25,668
Israel	11,725	391	—	12,116	8,646	190	—	8,836
Asia	16,942	6,396	3,613	26,951	14,670	3,417	3,530	21,617
Canada	—	—	6,447	6,447	—	—	9,932	9,932
Total	$66,019	$34,149	$45,760	$145,928	$62,262	$23,611	$40,969	$126,842

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Test & Measurement	$16,279	$14,027	$30,695	$28,372
Avionics, Military & Space	5,872	6,727	11,902	12,887
Transportation	11,930	5,188	21,484	13,432
Other Markets	17,489	12,192	35,034	25,320
Industrial Weighing	12,042	8,583	24,047	21,050
General Industrial	4,173	3,623	8,255	7,662
Steel	7,554	8,806	14,511	18,119
Total	$75,339	$59,146	$145,928	$126,842

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

The outstanding contract assets and liability accounts were as follows (in thousands):

Note 2 – Revenues (continued)

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2020	$3,605	$2,873
Balance at July 3, 2021	4,656	4,525
(Decrease)/increase	$1,051	$1,652
The amount of revenue recognized during the six fiscal months ended July 3, 2021 that was included in the contract liability balance at December 31, 2020 was $2.4 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.

Note 3 - Acquisition
On June 1, 2021, VPG completed the acquisition of California-based Diversified Technical Systems, Inc. (“DTS”), a manufacturer of data acquisition systems and sensors for product safety and testing, for a purchase price of $47.2 million, subject to customary adjustments. The Company used cash on hand and borrowings under its revolving credit facility to fund the purchase price under the purchase agreement. DTS reports into the Company's Weighing and Control Systems segment. The following table summarizes the provisional fair values assigned to the assets and liabilities of DTS as of June 1, 2021 (in thousands):

June 1, 2021
Working capital	$12,999
Property and equipment	1,209
Deferred income tax liability	(6,274)

Intangible assets:
Acquired technology	13,167
Customer relationships	8,135
Trade names	2,393
Total intangible assets	23,695
Fair value of acquired identifiable assets	31,629
Purchase price	$47,216
Goodwill	$15,587

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. These valuations and studies are currently being analyzed and have yet to be finalized. Accordingly, the assets and liabilities assumed are subject to adjustment once the detailed analysis is completed. The provisional estimated weighted average useful lives for the acquired technology and customer relationships are 15 years. Trade names are treated as indefinite-lived intangible assets. None of the goodwill associated with DTS will be deductible for income tax purposes.

The Company recorded acquisition costs associated with this transaction as follows (in thousands):

	Fiscal quarter ended	Six fiscal months ended
	July 3, 2021	July 3, 2021
Legal fees	$341	$341
Appraisal fees	18	18
Other (investment banker and insurance costs)	839	839
	$1,198	$1,198

Note 3 - Acquisition (continued)
Included in the results of the operations of the Company, starting on June 1, 2021, are net revenues of $3.0 million and a net loss of $0.2 million from DTS for the fiscal quarter and six fiscal months ended July 3, 2021. DTS results include amortization of the inventory step-up of $0.9 million and amortization of intangible assets of $0.1 million.
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DTS acquisition had been consummated on January 1, 2020:

	Fiscal quarter ended	Six fiscal months ended	Fiscal quarter ended	Six fiscal months ended
	June 27, 2020	June 27, 2020	July 3, 2021	July 3, 2021
Pro forma net revenues	$64,907	$139,158	80,243	159,164

Pro forma net earnings attributable to VPG stockholders	$1,629	$3,658	6,741	13,411

Pro forma basic earnings per share attributable to VPG stockholders	$0.12	$0.27	$0.50	$0.99
Pro forma diluted earnings per share attributable to VPG stockholders	$0.12	$0.27	$0.49	$0.98

Note 4 – Goodwill and Other Intangible Assets
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of it's fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. Due to updated financial projections, the Company performed a quantitative impairment test for the instrumentation reporting unit during the second quarter of 2021. In estimating the fair value of our instrumentation reporting unit the Company used the income approach.

The results of the quantitative impairment test for the instrumentation reporting unit's goodwill and indefinite-lived trade name indicated an impairment, and in the second quarter of 2021, the Company recognized a non-cash impairment loss of $1.1 million in goodwill and $0.1 million to the indefinite-lived trade name. The impairment was driven mainly by changes in forecasted projections including a slower growth rate in revenues. After considering the impact of the impairment charges, the carrying amount of goodwill and indefinite-lived trade names as of July 3, 2021 was $0.0 million and $0.3 million, respectively.
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment				Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2020	$31,105	$6,726	$16,942		$6,311	$1,126
Goodwill acquired	15,587			15,587
Impairment charges	(1,126)					(1,126)
Foreign currency translation adjustment	166	180	(14)		—	—
Balance at July 3, 2021	$45,732	$6,906	$16,928	$15,587	$6,311	$—

Note 4 – Goodwill and Other Intangible Assets (continued)

Intangible assets were as follows (in thousands):

	July 3, 2021	December 31, 2020
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$33,069	$19,804
Customer relationships	34,393	26,061
Trade names	1,697	1,747
Non-competition agreements	11,646	12,259
	80,805	59,871
Accumulated amortization:
Patents and acquired technology	(6,552)	(5,895)
Customer relationships	(14,191)	(13,363)
Trade names	(1,697)	(1,747)
Non-competition agreements	(11,639)	(12,250)
	(34,079)	(33,255)
Net intangible assets subject to amortization	$46,726	$26,616

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	7,748	5,423
	$54,474	$32,039
The increase in net intangible assets from December 31, 2020 is due to the acquisition of DTS on June 1, 2021. The Company has preliminarily allocated $21.3 million of the purchase price to definite-lived intangible assets and $2.4 million to indefinite-lived intangible assets.
Amortization expense for the fiscal quarter and six fiscal months ended July 3, 2021 was $0.7 million and $1.4 million, respectively. The DTS intangible assets accounted for $0.1 million of amortization expense for the fiscal quarter and six fiscal months ended July 3, 2021.
Estimated annual amortization expense for the full year of 2021 and each of the next four years, is as follows ( in thousands):

2021	$3,280
2022	3,871
2023	3,763
2024	3,728
2025	3,728

Note 5 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to eleven years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Note 5 - Leases (continued)

Leases	July 3, 2021	December 31, 2020
Assets
Operating lease right of use asset	$25,451	$21,788

Liabilities
Operating lease - current	$4,445	$4,011
Operating lease - non-current	$22,346	$19,504
Other information related to lease term and discount rate is as follows:

July 3, 2021
Operating leases weighted average remaining lease term (in years)	8.49 years
Operating leases weighted average discount rate	3.36%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended		Six Fiscal Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$1,258	$1,139	$2,439	$2,013
Short-term lease cost	35	34	68	57
Sublease income	(19)	—	(28)	—
Total net lease cost	$1,274	$1,173	$2,479	$2,070
Right of use assets obtained in exchange for new operating lease liability during 2021 were $5.9 million. The Company paid $2.4 million and $1.7 million for its operating leases for each of the six fiscal months ended July 3, 2021 and June 27, 2020, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Undiscounted maturities of operating lease payments as of July 3, 2021 are summarized as follows (in thousands):

2021 (excluding the six months ended July 3, 2021)	$2,596
2022	4,500
2023	3,968
2024	3,555
2025	3,083
Thereafter	12,894
Total future minimum lease payments	$30,596
Less: amount representing interest	(3,805)
Present value of future minimum lease payments	$26,791
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended July 3, 2021 was 6.1% compared to 28.1% for the fiscal quarter ended June 27, 2020, and the effective tax rate for the six fiscal months ended July 3, 2021 was 18.4% compared to 30.9% for the six fiscal months ended June 27, 2020. The tax rate for both periods presented in 2021 is lower than the prior year periods primarily due to the acquisition of DTS, which enabled the Company to reduce its valuation allowance against deferred tax assets, tax rate changes in certain foreign jurisdictions, and changes in the mix of worldwide income.
The Company and its subsidiaries are subject to income taxes imposed by the U.S., various states, and the foreign jurisdictions in which we operate. Each jurisdiction establishes rules that set forth the years which are subject to examination by its tax authorities. While the Company believes the tax positions taken on its tax returns for each jurisdiction are supportable, they

Note 6 - Income Taxes (continued)
may still be challenged by the jurisdiction's tax authorities. In anticipation of such challenges, the Company has established reserves for tax-related uncertainties. These liabilities are based on the Company’s best estimate of the potential tax exposures in each respective jurisdiction. It may take a number of years for a final tax liability in a jurisdiction to be determined, particularly in the event of an audit. If an uncertain matter is determined favorably, there could be a reduction in the Company’s tax expense. An unfavorable determination could increase tax expense and could require a cash payment, including interest and penalties.
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 3, 2021	December 31, 2020
2020 Credit Agreement - Revolving Facility	$61,000	$41,000
Other debt	—	18
Deferred financing costs	(330)	(374)
Total long-term debt	60,670	40,644
Less: current portion	—	18
Long-term debt, less current portion	$60,670	$40,626

Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2021	$(25,591)	$(7,080)	$(32,671)
Other comprehensive loss before reclassifications	(1,193)	—	(1,193)
Amounts reclassified from accumulated other comprehensive income (loss)	—	318	318
Balance at July 3, 2021	$(26,784)	$(6,762)	$(33,546)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2020	$(30,761)	$(6,942)	$(37,703)
Other comprehensive loss before reclassifications	(2,070)	—	(2,070)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(311)	(311)
Balance at June 27, 2020	$(32,831)	$(7,253)	$(40,084)
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
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 9 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended July 3, 2021		Fiscal quarter ended June 27, 2020
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$96	$9	$99	$31
Interest cost	103	17	127	33
Expected return on plan assets	(97)	—	(109)	—
Amortization of actuarial losses	102	5	76	34
Net periodic benefit cost	$204	$31	$193	$98

	Six fiscal months ended July 3, 2021		Six fiscal months ended June 27, 2020
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$193	$18	$198	$62
Interest cost	206	34	256	66
Expected return on plan assets	(194)	—	(220)	—
Amortization of actuarial losses	204	10	153	68
Net periodic benefit cost	$409	$62	$387	$196
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At July 3, 2021, the Company had reserved 320,654 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
On March 4, 2021 and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.7 million and were comprised of 52,486 RSUs. Fifty percent of these awards will vest on January 1, 2024, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2024, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "net earnings goals", each weighted equally.
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

On May 27, 2021 and in accordance with the Company's 2017 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 9,936 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of the 2022 Annual Stockholders Meeting or May 27, 2022, subject to the directors' continued service on the Board of Directors.

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

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Restricted stock units	$576	$378	$942	$757
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

Note 11 - Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues:
Foil Technology Products	$33,308	$31,785	$66,019	$62,262
Force Sensors	17,216	8,916	34,149	23,611
Weighing and Control Systems	24,815	18,445	45,760	40,969
Total	$75,339	$59,146	$145,928	$126,842

Gross profit:
Foil Technology Products	$12,942	$13,286	$25,981	$24,487
Force Sensors	5,969	1,038	12,008	4,610
Weighing and Control Systems	10,887	8,786	20,431	19,078
Total	$29,798	$23,110	$58,420	$48,175

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$7,219	$8,070	$14,052	$13,454
Force Sensors	3,474	(1,013)	6,977	191
Weighing and Control Systems	4,595	4,019	8,419	8,687
Unallocated G&A expenses	(7,943)	(6,606)	(15,664)	(13,088)
Acquisition costs	(1,198)	—	(1,198)	—
Impairment of goodwill and indefinite-lived intangibles	(1,223)	—	(1,223)	—
Restructuring costs	—	(499)	—	(629)
Operating income	$4,924	$3,971	$11,363	$8,615

Acquisition costs:
Weighing and Control Systems	(1,198)	—	(1,198)	—
	$(1,198)	$—	$(1,198)	$—

Impairment of goodwill and indefinite-lived intangibles:
Foil Technology Products	$(1,223)	$—	$(1,223)	$—
	$(1,223)	$—	$(1,223)	$—

Restructuring costs:
Foil Technology Products	$—	$(341)	$—	$(443)
Force Sensors	$—	$(80)	$—	$(108)
Corporate/Other	—	(78)	—	(78)
	$—	$(499)	$—	$(629)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

Note 11 - Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foil Technology Products to Force Sensors and Weighing and Control Systems	$959	$868	$1,920	$1,592
Weighing and Control Systems to Foil Technology Products and Force Sensors	$150	$124	$264	$211
Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$3,920	$1,759	$8,881	$5,071

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,618	13,571	13,605	13,556

Effect of dilutive securities:
Restricted stock units	28	38	33	42
Dilutive potential common shares	28	38	33	42

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,646	13,609	13,638	13,598

Basic earnings per share attributable to VPG stockholders	$0.29	$0.13	$0.65	$0.37

Diluted earnings per share attributable to VPG stockholders	$0.29	$0.13	$0.65	$0.37

Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign exchange (loss) gain	$(174)	$(1,185)	$561	$(285)
Interest income	20	109	65	176
Pension expense	(143)	(164)	(280)	(323)
Other	(29)	(33)	(99)	(158)
	$(326)	$(1,273)	$247	$(590)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended July 3, 2021, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, Japanese yen, the Israeli shekel and the British pound.
For the six fiscal months ended July 3, 2021, the change in foreign exchange gains and losses during the period as compared to the prior year period is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli shekel, the Japanese yen, the euro and the British pound

Note 14 – Fair Value Measurements
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
July 3, 2021
Assets
Assets held in rabbi trusts	$5,995	$80	$5,915	$—

December 31, 2020
Assets
Assets held in rabbi trusts	$5,601	$61	$5,540	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at July 3, 2021 and December 31, 2020, and company-owned life insurance assets. The marketable securities held

Note 14 - Fair Value Measurements (continued)
in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at July 3, 2021 and December 31, 2020 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.0 million and $0.5 million of restructuring costs during the fiscal quarter ended July 3, 2021 and June 27, 2020, respectively and $0.0 million and $0.6 million of restructuring costs during the six fiscal months ended July 3, 2021 and June 27, 2020, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of July 3, 2021 and December 31, 2020, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2020	$63
Cash payments	(51)
Balance at July 3, 2021	$12

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
Impact of COVID-19 on Our Business
As of August 10, 2021, all of the Company’s facilities are open and operational. The Company is continuing to maintain COVID-19 best practices it believes are warranted with respect to working conditions. Nonetheless, given the ongoing uncertainty concerning the magnitude and duration of the COVID-19 pandemic around the world, any ongoing economic disruption may adversely affect the Company’s business and financial results.
Overview of Financial Results
VPG reports in three product segments: the Foil Technology Products segment, the Force Sensors segment, and the Weighing and Control Systems segment. The Foil Technology Products reporting segment is comprised of the foil resistor and strain gage operating segments. The Force Sensors reporting segment is comprised of transducers, load cells, and modules. The Weighing and Control Systems reporting segment is comprised of complete systems which include load cells and instrumentation for weighing, force control and force measurement for a variety of uses such as process control on-board weighing applications. On June 1, 2021, we completed the acquisition of California-based Diversified Technical Systems, Inc. (“DTS”), a manufacturer of data acquisition systems and sensors for product safety and testing. DTS reports into the Company's Weighing and Control Systems segment.
Net revenues for the fiscal quarter ended July 3, 2021 were $75.3 million versus $59.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended July 3, 2021 were $3.9 million, or $0.29 per diluted share, versus $1.8 million, or $0.13 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended July 3, 2021 were $145.9 million versus $126.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended July 3, 2021 were $8.9 million, or $0.65 per diluted share, versus $5.1 million, or $0.37 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarter ended July 3, 2021 and June 27, 2020 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating performance for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results. Beginning in the fourth quarter of 2020, the Company determined to include the impact of foreign currency exchange rates on its assets and liabilities in certain of its non-GAAP measures for its current and comparative periods.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
As reported - GAAP	$29,798	$23,110	$4,924	$3,971	$3,920	$1,759	$0.29	$0.13
As reported - GAAP Margins	39.6%	39.1%	6.5%	6.7%
Acquisition purchase accounting adjustments (a)	919	41	919	41	919	41	0.07	—
Acquisition costs (b)		—	1,198	—	1,198	—	0.09	—
COVID-19 impact (b)	(26)	558	(242)	443	(242)	443	(0.02)	0.03
Start-up costs (c)	1,159	—	1,159	—	1,159	—	0.08	—
Impairment of goodwill and indefinite-lived intangibles		—	1,223	—	1,223	—	0.09	—
Restructuring costs		—	—	499	—	499	—	0.04
Foreign exchange (gain)/loss (d)		—		—	174	1,185	0.01	0.09
Less: Tax effect of reconciling items and discrete tax items		—		—	1,639	340	0.12	0.02
As Adjusted - Non GAAP	$31,850	$23,709	$9,181	$4,954	$6,712	$3,587	$0.49	$0.27
As Adjusted - Non GAAP Margins	42.3%	40.1%	12.2%	8.4%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Six fiscal months ended	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
As reported - GAAP	58,420	48,175	11,363	8,615	$8,881	$5,071	$0.65	$0.37
As reported - GAAP Margins	40.0%	38.0%	7.8%	6.8%
Acquisition purchase accounting adjustments (a)	930	556	930	556	930	556	0.07	0.04
Acquisition costs (b)		—	1,198	—	1,198	—	0.09	—
COVID-19 impact (b)	(177)	558	(685)	443	(685)	443	(0.05)	0.03
Start-up costs (c)	1,288	—	1,288	—	1,288	—	0.09	—
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223	—	1,223	—	0.09	—
Restructuring costs			—	629	—	629	—	0.05
Foreign exchange (gain)/loss (d)					(561)	285	(0.04)	0.02
Less: Tax effect of reconciling items and discrete tax items					1,406	147	0.10	0.01
As Adjusted - Non GAAP	$60,461	$49,289	$15,317	$10,243	$10,868	$6,837	$0.80	$0.50
As Adjusted - Non GAAP Margins	41.4%	38.9%	10.5%	8.1%

	Three months ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net earnings attributable to VPG stockholders	$3,920	$1,759	$8,881	$5,071
Interest Expense	273	267	578	728
Income tax expense	262	684	2,026	2,258
Depreciation	2,829	2,509	5,736	5,080
Amortization	757	604	1,372	1,232
EBITDA	8,041	$5,823	18,593	$14,369
EBITDA MARGIN	10.7%	9.8%	12.7%	11.3%
Impairment of goodwill and indefinite-lived intangibles	1,223	—	1,223	—
Acquisition purchase accounting adjustments (a)	919	41	930	556
Acquisition costs	1,198	—	$1,198	$—
Restructuring costs	—	499	—	629
COVID-19 impact (b)	(242)	443	(685)	443
Start-up costs (c)	1,159	—	1,288	—
Foreign exchange (gain)/loss (d)	174	1,185	(561)	285
ADJUSTED EBITDA	$12,472	$7,991	$21,986	$16,282
ADJUSTED EBITDA MARGIN	16.6%	13.5%	15.1%	12.8%

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2020 through the second quarter of 2021 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2020	2020	2020	2021	2021
Net revenues	$59,146	$67,525	$75,445	$70,589	$75,339

Gross profit margin	39.1%	40.5%	38.1%	40.5%	39.6%

End-of-period backlog	$92,900	$90,800	$87,600	$100,700	$130,900

Book-to-bill ratio	0.95	0.95	0.93	1.21	1.40

Inventory turnover	2.20	2.38	2.86	2.67	2.64

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2020	2020	2020	2021	2021
Foil Technology Products
Net revenues	$31,785	$32,906	$36,477	$32,711	$33,308
Gross profit margin	41.8%	41.1%	38.4%	39.9%	38.9%
End-of-period backlog	$47,500	$48,500	$43,700	$48,400	$60,600
Book-to-bill ratio	0.85	1.01	0.84	1.19	1.37
Inventory turnover	2.58	2.63	3.05	2.72	2.67

Force Sensors
Net revenues	$8,916	$13,862	$16,251	$16,933	$17,216
Gross profit margin	11.6%	30.5%	29.1%	35.7%	34.7%
End-of-period backlog	$22,300	$21,300	$24,700	$26,800	$30,700
Book-to-bill ratio	1.58	0.90	1.18	1.14	1.23
Inventory turnover	2.02	2.28	2.74	2.72	2.57

Weighing and Control Systems
Net revenues	$18,445	$20,757	$22,717	$20,945	$24,815
Gross profit margin	47.6%	46.2%	44.0%	45.6%	43.9%
End-of-period backlog	$23,100	$21,000	$19,200	$25,500	$39,600
Book-to-bill ratio	0.82	0.88	0.88	1.30	1.56
Inventory turnover	1.81	2.13	2.67	2.54	2.64
Net revenues for the second quarter of 2021 increased 6.7% from the first quarter of 2021 mainly due to increased volume in all of the Company's reporting segments. Net revenues increased 27.4% from the second quarter of 2020 with increased volume primarily from the Force Sensors reporting segment and the Weighing and Control Systems segment. The increase in the Weighing and Control Systems reporting segment was aided by the addition of revenues from the acquisition of DTS.
Net revenues in the Foil Technology Products reporting segment increased 1.8% compared to the first quarter of 2021 and increased 4.8% from the second quarter of 2020. Sequentially, the increase in revenue was primarily driven by higher sales of precision foil resistors in the test and measurements market, partially offset by lower revenue to the Avionics, Military and Space market. In addition, the sequential increase in revenue in our Pacific Instrument product line in the Avionics, Military and Space market was partially offset by lower revenue of advanced sensors in our other markets. The year-over-year increase in revenue was primarily attributable to an increase in our advanced sensors product line, primarily in our general industrial market and an increase in our Pacific Instrument product line in the Avionics, Military and Space market.
Net revenues in the Force Sensors reporting segment increased 1.7% from the first quarter of 2021 and increased 93.1% from the second quarter of 2020. The sequential increase was primarily due to higher revenue in our Other markets, mainly in consumer and construction. The year-over-year increase primarily reflected operational limitations in the second fiscal quarter of 2020 from the COVID pandemic at our facility in India.
Net revenues in the Weighing and Control Systems reporting segment increased 18.5% from the first quarter of 2021 and increased 34.5% from the second quarter of 2020. The sequential increase in net revenues was primarily due to the acquisition of DTS and higher revenue of process weighing solutions and KELK products. The year-over-year increase in revenue was primarily attributable to the addition of revenue for DTS, higher revenue of our onboard weighing products for the transportation market, higher revenue of our process weighing solutions for the industrial market, and higher revenue of our Dynamic Systems, Inc. ("DSI") products for the steel market, which was partially offset by lower revenue of KELK steel-related products.
Overall gross profit margin in the second quarter of 2021 decreased 0.9% as compared to the first quarter of 2021 and increased 0.5% from the second quarter of 2020.
Sequentially, all reporting segments contributed to the decrease in the gross profit margin. The Foil Technology Products reporting segment gross profit margins decreased sequentially due to the impact of charges related to start-up costs in our new advanced sensors facility and the impact of COVID-19, which were partially offset by manufacturing efficiencies, an increase in inventory and higher volume. The Force Sensors reporting segment gross profit margin decreased sequentially due to unfavorable foreign exchange rates, partially offset by increases in inventory and volume. In the Weighing and Control Systems reporting segment, the decrease in gross profit margin compared to the prior sequential quarter was due to the impact of charges related to the purchase accounting adjustment from the DTS acquisition and the impact of COVID-19, which were partially offset by the addition of DTS.
Compared to the second quarter of 2020, the Foil Technology Products reporting segment had a lower gross profit margin. Impacts from charges related to start-up costs in our new advanced sensors facility and the impact of COVID-19 were partially offset by higher volume and favorable product mix. The Force Sensors reporting segment increase in gross profit margin as compared to 2020 was primarily due to higher revenue and an increase in inventory. In the Weighing and Control Systems segment, the decrease in gross profit margin as compared to the second quarter of 2020 was due to the impact of charges related to purchase accounting adjustments from the DTS acquisition and the impact of COVID-19, along with an unfavorable product mix, which were partially offset by the addition of DTS and favorable exchange rates.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from lower labor costs, improved efficiencies, or available tax and other government-sponsored incentives. For example in 2019, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our force sensor products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow our segments. Historically, our growth and acquisition strategy has been largely focused on vertical product integration, using our foil strain gages in our force sensor products, and incorporating those products into our weighing and control systems. The acquisitions of Stress-Tek and KELK, each of which employs our foil strain gages to manufacture load cells for its systems, continued this strategy. Additionally, the KELK acquisition resulted in the acquisition of certain optical sensor technology. The Pacific Instruments acquisition significantly broadened our existing data acquisition offerings and opened new markets for us. The acquisition of DSI expanded our position in the steel market. On June 1, 2021, we completed the acquisition of California-based Diversified Technical Systems, Inc., a manufacturer of data acquisition systems and sensors for product safety and testing, DTS is an established niched-market leader with a strong brand in automotive, avionics, military and defense markets. DTS adds complementary technology to our platform and brings unique engineering capabilities, centered on miniaturized data acquisition and systems integration with sensor technology for critical testing applications. We expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision sensor solutions in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended July 3, 2021, exchange rates increased net revenues by $2.8 million, and increased costs of products sold and selling, general, and administrative expenses by $3.5 million, when compared to the comparable prior year period.
For the six fiscal months ended July 3, 2021, exchange rates increased net revenues by $4.9 million, and increased costs of products sold and selling, general, and administrative expenses by $5.8 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of July 3, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Costs of products sold	60.4%	60.9%	60.0%	62.0%
Gross profit	39.6%	39.1%	40.0%	38.0%
Selling, general, and administrative expenses	29.8%	31.5%	30.6%	30.7%
Operating income	6.5%	6.7%	7.8%	6.8%
Income before taxes	5.7%	4.1%	7.6%	5.8%
Net earnings	5.4%	3.0%	6.2%	4.0%
Net earnings attributable to VPG stockholders	5.2%	3.0%	6.1%	4.0%

Effective tax rate	6.1%	28.1%	18.4%	30.9%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues	$75,339	$59,146	$145,928	$126,842
Change versus comparable prior year period	$16,193		$19,086
Percentage change versus prior year period	27.4%		15.0%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	16.8%	8.5%
Change in average selling prices	(0.1)%	(0.1)%
Foreign currency effects	5.6%	4.2%
Acquisitions	5.1%	2.4%
Net change	27.4%	15.0%
During the fiscal quarter ended July 3, 2021, net revenues increased 27.4% as compared to the comparable prior year period, with increased volume primarily from the Force Sensors reporting segment and the Weighing and Control Systems segment. The increase in the Weighing and Control Systems reporting segment was aided by the addition of revenues from the acquisition of DTS.

During six fiscal months ended July 3, 2021, net revenues increased 15.0%, as compared to the comparable prior year period, mainly due to increased volume in the Foil Technology and Force Sensors reporting segment, and the addition of revenues from the acquisition of DTS on June 1, 2021.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross profit margin	39.6%	39.1%	40.0%	38.0%
The gross profit margin for the fiscal quarter ended July 3, 2021 increased 0.5% as compared to the comparable prior year period with higher gross profit margins in the Force Sensors reporting segment being offset by lower margin in the Foil Technology and Weighing and Controls Systems reporting segments.
The gross profit margin for the six fiscal months ended July 3, 2021 increased 2% as compared to the comparable prior year period, mainly from higher gross profit margins in the Force Sensors reporting segment.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues	$33,308	$31,785	$66,019	$62,262
Change versus comparable prior year period	$1,523		$3,757
Percentage change versus prior year period	4.8%		6.0%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	1.8%	3.3%
Change in average selling prices	0.6%	0.5%
Foreign currency effects	2.4%	2.2%
Net change	4.8%	6.0%
Net revenues increased 4.8% for the fiscal quarter ended July 3, 2021, as compared to the comparable prior year period. The year-over-year increase in revenue was primarily attributable to an increase in our advanced sensors product line, primarily in our general industrial market and an increase in our Pacific Instrument product line in the Avionics, Military and Space market.
Net revenues increased 6.0% for the six fiscal months ended July 3, 2021, as compared to the comparable prior year period. Increases in net revenues are primarily attributable to our advanced sensors product line in other markets, test and measurement markets, and general industrial markets.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross profit margin	38.9%	41.8%	39.4%	39.3%
The gross profit margin decreased 2.9% for the fiscal quarter ended July 3, 2021, when compared to the comparable prior year period. Impacts from charges related to start-up costs in our new advanced sensors facility and the impact of COVID-19 were partially offset by higher volume and favorable product mix.

The gross profit margin increased 0.1% for the six fiscal months ended July 3, 2021 as compared to the comparable prior year period. Impacts from charges related to start-up costs in our new advanced sensors facility and the impact COVIID-19 completely offset the higher volume and favorable product mix.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues	$17,216	$8,916	$34,149	$23,611
Change versus comparable prior year period	$8,300		$10,538
Percentage change versus prior year period	93.1%		44.6%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	88.5%	41.9%
Change in average selling prices	(1.7)%	(1.5)%
Foreign currency effects	6.3%	4.2%
Net change	93.1%	44.6%
Net revenues increased 93.1% for the fiscal quarter ended July 3, 2021, and 44.6% for the six fiscal months ended July 3, 2021 as compared to the comparable prior year periods. The year-over-year increase primarily reflected operational limitations in the second fiscal quarter of 2020 from the COVID pandemic at our facility in India.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross profit margin	34.7%	11.6%	35.2%	19.5%
The gross profit margin for the fiscal quarter ended July 3, 2021 increased 23.1% as compared to the comparable prior year period primarily due to higher revenue and an increase in inventory.
The gross profit margin for the six fiscal months ended July 3, 2021 increased 15.7% as compared to the prior year period primarily due to higher revenue and an increase in inventory.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenues	$24,815	$18,445	$45,760	$40,969
Change versus comparable prior year period	$6,370		$4,791
Percentage change versus prior year period	34.5%		11.7%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	7.9%	(1.8)%
Change in average selling prices	0.6%	0.3%
Foreign currency effects	9.7%	6.6%
Acquisitions	16.3%	6.6%
Net change	34.5%	11.7%
Net revenues increased 34.5% for the fiscal quarter ended July 3, 2021 as compared to the comparable prior year period. The year-over-year increase in revenue was primarily attributable to the addition of revenue for DTS, higher revenue of our onboard weighing products for the transportation market, higher revenue of our process weighing solutions for the industrial market, and higher revenue of our Dynamic Systems, Inc. ("DSI") products for the steel market, which was partially offset by lower revenue of KELK steel-related products.
Net revenues increased 11.7% for the six fiscal months ended July 3, 2021 as compared to the comparable prior year period primarily due to the addition of revenue for DTS and favorable foreign currency effects.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross profit margin	43.9%	47.6%	44.6%	46.6%
The gross profit margin for the fiscal quarter ended July 3, 2021 of 43.9% decreased from the second quarter of 2020 due to the impacts of charges related to purchase accounting adjustments from the DTS acquisitions and the impact of COVID-19, along with an unfavorable product mix, which were partially offset by the addition of DTS and favorable exchange rates.
The gross profit margin for the six fiscal months ended July 3, 2021 of 44.6%, decreased from the prior year period due to the impacts of charges related to purchase accounting adjustments from the DTS acquisitions, lower volume and unfavorable product mix, which were partially offset by the addition of DTS and favorable exchange rate impacts.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total SG&A expenses	$22,453	$18,640	$44,636	$38,931

As a percentage of net revenues	29.8%	31.5%	30.6%	30.7%
SG&A expenses for the fiscal quarter and six fiscal months ended July 3, 2021 increased compared to the comparable prior year periods with additional SG&A expenses related to personnel costs and foreign currency impacts and SG&A expenses from the acquisition of DTS.

Impairment of Goodwill and Indefinite-lived Intangible Assets
For the fiscal quarter and six fiscal months ended July 3, 2021, as a result of our interim impairment test, we recorded a $1.2 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets. See Note 4 for further discussion.
Acquisition Costs
Acquisition costs associated with the acquisition of DTS were as follows (in thousands):

	Fiscal quarter ended	Six fiscal months ended
	July 3, 2021	July 3, 2021
Legal fees	$341	$341
Appraisal fees	18	18
Other (investment banker and insurance costs)	839	839
	$1,198	$1,198
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
The Company recorded $0.0 million and $0.5 million of restructuring costs during the fiscal quarter ended July 3, 2021 and June 27, 2020, respectively, and $0.0 million and $0.6 million of restructuring costs during the six fiscal months ended July 3, 2021 and June 27, 2020, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter ended July 3, 2021 was flat when compared with interest expense in the comparable prior year period. The impact of increased borrowings on the Company's revolving credit facility in conjunction with the acquisition of DTS were offset by more favorable borrowing rates in 2021. Interest expense for the six fiscal months ended July 3, 2021 was lower when compared with the comparable prior year period mainly due to more favorable borrowing rates in 2021.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	July 3, 2021	June 27, 2020	Change
Foreign exchange loss	$(174)	$(1,185)	$1,011
Interest income	20	109	(89)
Pension expense	(143)	(164)	21
Other	(29)	(33)	4
	$(326)	$(1,273)	$947

	Six fiscal months ended
	July 3, 2021	June 27, 2020	Change
Foreign exchange gain (loss)	$561	$(285)	$846
Interest income	65	176	(111)
Pension expense	(280)	(323)	43
Other	(99)	(158)	59
	$247	$(590)	$837
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended July 3, 2021, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, Japanese yen, the Israeli shekel and the British pound.
For the six fiscal months ended July 3, 2021, the change in foreign exchange gains and losses during the period as compared to the prior year period is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli shekel, the Japanese yen, the euro and the British pound
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended July 3, 2021 was 6.1% compared to 28.1% for the fiscal quarter ended June 27, 2020 and the effective tax rate for the six fiscal months ended July 3, 2021 was 18.4% compared to 30.9% for the six fiscal months ended June 27, 2020. The tax rate for both periods presented in 2021 is lower than the prior year periods primarily due to the acquisition of DTS, which enabled the Company to reduce its valuation allowance against deferred tax assets, tax rate changes in certain foreign jurisdictions, and changes in the mix of worldwide income.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include interest coverage ratio and a leverage ratio. We were in compliance with these covenants at July 3, 2021. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the six fiscal months ended July 3, 2021, cash provided by operating activities was $12.4 million compared to $16.7 million in the comparable prior year period. Our net cash used in investing activities for the six fiscal months ended July 3, 2021 was higher compared to the prior year period mainly due to the acquisition of DTS. Our net cash provided by financing activities for the six fiscal months ended July 3, 2021 was higher compared to prior year mainly due to the borrowings on the 2020 credit facility for the acquisition of DTS.
Adjusted free cash flow generated during the six fiscal months ended July 3, 2021, was $4.1 million. We refer to the amount of cash provided by operating activities ($12.4 million) in excess of our capital expenditures ($8.3 million) and net of proceeds from the sale of assets ($0.0 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at July 3, 2021 and December 31, 2020 (in thousands):

	July 3, 2021	December 31, 2020
Cash and cash equivalents	$73,456	$98,438
Third-party debt, including current and long-term:
Revolving debt	61,000	41,000
Third-party debt held by Japanese subsidiary	—	18
Deferred financing costs	(330)	(374)
Total third-party debt	60,670	40,644
Net cash	$12,786	$57,794
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
Approximately 87% and 90% of our cash and cash equivalents balance at July 3, 2021 and December 31, 2020, respectively, was held by our non-U.S. subsidiaries.

See the following table for the percentage of cash and cash equivalents, by region, at July 3, 2021 and December 31, 2020:

	July 3, 2021	December 31, 2020
Israel	18%	26%
Asia	25%	18%
Europe	21%	16%
United States	13%	10%
United Kingdom	16%	18%
Canada	7%	12%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of July 3, 2021, to be indefinitely reinvested.
Our financial condition as of July 3, 2021 remains strong, with a current ratio (current assets to current liabilities) of 4.2 to 1.0, as compared to a ratio of 4.7 to 1.0 at December 31, 2020.
Cash paid for property and equipment for the six fiscal months ended July 3, 2021 was $8.3 million compared to $11.0 million in the comparable prior year period.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended July 3, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1
Stock Purchase Agreement, dated June 1, 2021, by and among Vishay Precision Group, Inc., Diversified Technical Systems, Inc., the sellers identified therein, the guarantors identified therein, and Timothy J. Kippen, not individually but solely in its capacity as the representative of the Sellers and Guarantors (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2021 and incorporated herein by reference).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 3, 2021, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: August 10, 2021