Form 10-Q
period 2021-10-02
Vishay Precision Group, Inc.
filed 2021-11-12
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          October 2, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 12, 2021, the registrant had 12,603,220 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
October 2, 2021

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	October 2, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,544	$98,438
Accounts receivable, net	53,711	45,339
Inventories:
Raw materials	26,071	21,894
Work in process	27,142	21,534
Finished goods	25,279	18,920
Inventories, net	78,492	62,348

Prepaid expenses and other current assets	19,463	15,761
Total current assets	227,210	221,886

Property and equipment:
Land	4,248	4,282
Buildings and improvements	68,616	67,581
Machinery and equipment	119,826	115,717
Software	8,386	10,026
Construction in progress	3,930	6,341
Accumulated depreciation	(128,698)	(128,931)
Property and equipment, net	76,308	75,016

Goodwill	45,560	31,105
Intangible assets, net	53,327	32,039
Operating lease right-of-use assets	27,405	21,788
Other assets	20,113	20,053
Total assets	$449,923	$401,887

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	October 2, 2021	December 31, 2020
Liabilities and equity
Current liabilities:
Trade accounts payable	$13,103	$10,487
Payroll and related expenses	17,867	17,595
Other accrued expenses	19,291	13,843
Income taxes	679	1,593
Current portion of operating lease liabilities	4,415	4,011
Current portion of long-term debt	—	18
Total current liabilities	55,355	47,547

Long-term debt, less current portion	60,692	40,626
Deferred income taxes	8,516	3,403
Operating lease liabilities	24,462	19,504
Other liabilities	15,962	16,263
Accrued pension and other postretirement costs	15,270	16,687
Total liabilities	180,257	144,030

Commitments and contingencies

Equity:
Common stock	1,322	1,317
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	198,235	197,764
Retained earnings	114,335	100,075
Accumulated other comprehensive loss	(35,549)	(32,671)
Total Vishay Precision Group, Inc. stockholders' equity	269,681	257,823
Noncontrolling interests	(15)	34
Total equity	269,666	257,857
Total liabilities and equity	$449,923	$401,887
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	October 2, 2021	September 26, 2020
Net revenues	$81,974	$67,525
Costs of products sold	50,129	40,176
Gross profit	31,845	27,349

Selling, general, and administrative expenses	24,580	19,144
Restructuring costs	—	84
Operating income	7,265	8,121

Other income (expense):
Interest expense	(328)	(309)
Other	174	(39)
Other expense	(154)	(348)

Income before taxes	7,111	7,773

Income tax expense	1,662	2,109

Net earnings	5,449	5,664
Less: net earnings attributable to noncontrolling interests	70	66
Net earnings attributable to VPG stockholders	$5,379	$5,598

Basic earnings per share attributable to VPG stockholders	$0.39	$0.41
Diluted earnings per share attributable to VPG stockholders	$0.39	$0.41

Weighted average shares outstanding - basic	13,626	13,575
Weighted average shares outstanding - diluted	13,664	13,637

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 2, 2021	September 26, 2020
Net revenues	$227,902	$194,367
Costs of products sold	137,637	118,843
Gross profit	90,265	75,524

Selling, general, and administrative expenses	69,216	58,075
Acquisition costs	1,198	—
Impairment of goodwill and indefinite-lived intangibles	1,223	—
Restructuring costs	—	713
Operating income	18,628	16,736
Other income (expense):
Interest expense	(906)	(1,037)
Other	421	(629)
Other expense	(485)	(1,666)

Income before taxes	18,143	15,070

Income tax expense	3,688	4,367

Net earnings	14,455	10,703
Less: net earnings attributable to noncontrolling interests	195	34
Net earnings attributable to VPG stockholders	$14,260	$10,669

Basic earnings per share attributable to VPG stockholders	$1.05	$0.79
Diluted earnings per share attributable to VPG stockholders	$1.04	$0.78

Weighted average shares outstanding - basic	13,612	13,562
Weighted average shares outstanding - diluted	13,647	13,611
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	October 2, 2021	September 26, 2020
Net earnings	$5,449	$5,664

Other comprehensive income (loss):
Foreign currency translation adjustment	(2,116)	2,479
Pension and other postretirement actuarial items, net of tax	113	(137)
Other comprehensive (loss) income	(2,003)	2,342

Comprehensive income	3,446	8,006

Less: comprehensive income attributable to noncontrolling interests	70	66

Comprehensive income attributable to VPG stockholders	$3,376	$7,940

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	October 2, 2021	September 26, 2020
Net earnings	$14,455	$10,703

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,309)	409
Pension and other postretirement actuarial items, net of tax	431	(448)
Other comprehensive loss	(2,878)	(39)

Comprehensive income	11,577	10,664

Less: comprehensive income attributable to noncontrolling interests	195	34

Comprehensive income attributable to VPG stockholders	$11,382	$10,630
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 2, 2021	September 26, 2020
Operating activities
Net earnings	$14,455	$10,703
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	1,223	—
Depreciation and amortization	11,033	9,334
Loss from extinguishment of debt	—	30
Gain on sale of property and equipment	(35)	(140)
Share-based compensation expense	1,328	1,137
Inventory write-offs for obsolescence	1,613	1,873
Deferred income taxes	(1,412)	127
Other	(2,022)	364
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,078)	(1,541)
Inventories, net	(9,624)	(1,214)
Prepaid expenses and other current assets	(3,591)	(75)
Trade accounts payable	3,695	605
Other current liabilities	4,496	1,631
Net cash provided by operating activities	18,081	22,834

Investing activities
Capital expenditures	(11,191)	(15,815)
Proceeds from sale of property and equipment	181	423
Purchase of business, net of cash acquired	(47,216)	156
Net cash used in investing activities	(58,226)	(15,236)

Financing activities
Principal payments on long-term debt	(18)	(3,459)
Proceeds from revolving facility	20,000	—
Debt issuance costs	—	(402)
Purchase of noncontrolling interest	—	(253)
(Distributions to) contributions from noncontrolling interests	(244)	35
Payments of employee taxes on certain share-based arrangements	(853)	(813)
Net cash provided by (used in) financing activities	18,885	(4,892)
Effect of exchange rate changes on cash and cash equivalents	(1,634)	179
(Decrease) increase in cash and cash equivalents	(22,894)	2,885
Cash and cash equivalents at beginning of period	98,438	86,910
Cash and cash equivalents at end of period	$75,544	$89,795

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(9,368)	$(15,395)
Capital expenditures accrued but not yet paid	$738	$762
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended October 2, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at July 3, 2021	$1,322	$103	$(8,765)	$197,856	$108,956	$(33,546)	$265,926	$(8)	$265,918
Net earnings	—	—	—	—	5,379	—	5,379	70	5,449
Other comprehensive income	—	—	—	—	—	(2,003)	(2,003)	—	(2,003)
Share-based compensation expense	—	—	—	386	—	—	386	—	386
Restricted stock issuances ( 465 shares)	—	—	—	(7)	—	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Balance at October 2, 2021	$1,322	$103	$(8,765)	$198,235	$114,335	$(35,549)	$269,681	$(15)	$269,666

	Fiscal quarter ended September 26, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 27, 2020	$1,317	$103	$(8,765)	$197,134	$94,359	$(40,084)	$244,064	$176	$244,240
Net earnings	—	—	—	—	5,598	—	5,598	66	5,664
Other comprehensive loss	—	—	—	—	—	2,342	2,342	—	2,342
Share-based compensation expense	—	—	—	380	—	—	380	—	380
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Balance at September 26, 2020	$1,317	$103	$(8,765)	$197,514	$99,957	$(37,742)	$252,384	$160	$252,544
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended October 2, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	14,260	—	14,260	195	14,455
Other comprehensive loss	—	—	—	—	—	(2,878)	(2,878)	—	(2,878)
Share-based compensation expense	—	—	—	1,328	—	—	1,328	—	1,328
Restricted stock issuances (50,781 shares)	5	—	—	(857)	—	—	(852)	—	(852)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(244)	(244)
Balance at October 2, 2021	$1,322	$103	$(8,765)	$198,235	$114,335	$(35,549)	$269,681	$(15)	$269,666

	Nine Fiscal Months Ended September 26, 2020
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings	—	—	—	—	10,669	—	10,669	34	10,703
Other comprehensive loss	—	—	—	—	—	(39)	(39)	—	(39)
Share-based compensation expense	—	—	—	1,137	—	—	1,137	—	1,137
Restricted stock issuances (52,433 shares)	5	—	—	(796)	—	—	(791)	—	(791)
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	35	35
Balance at September 26, 2020	$1,317	$103	$(8,765)	$197,514	$99,957	$(37,742)	$252,384	$160	$252,544
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021. The results of operations for the fiscal quarter ended October 2, 2021 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2021 and 2020 end on the following dates:

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

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended October 2, 2021				Fiscal quarter ended September 26, 2020
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$11,458	$8,183	$16,642	$36,283	$12,733	$6,974	$8,328	$28,035
United Kingdom	875	606	3,760	5,241	778	2,321	2,633	5,732
Other Europe	6,185	5,563	5,191	16,939	7,660	2,357	3,441	13,458
Israel	4,711	232	—	4,943	5,981	78	—	6,059
Asia	9,561	3,120	2,481	15,162	5,754	2,132	2,471	10,357
Canada	—	—	3,406	3,406	—	—	3,884	3,884
Total	$32,790	$17,704	$31,480	$81,974	$32,906	$13,862	$20,757	$67,525

	Nine Fiscal Months Ended October 2, 2021				Nine Fiscal Months Ended September 26, 2020
	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total	Foil Technology Products	Force Sensors	Weighing and Control Systems	Total
United States	$32,940	$23,971	$34,883	$91,794	$35,456	$19,479	$23,226	$78,161
United Kingdom	2,875	1,687	11,454	16,016	2,315	6,012	8,068	16,395
Other Europe	20,055	16,056	14,956	51,067	22,346	6,165	10,615	39,126
Israel	16,436	623	—	17,059	14,627	268	—	14,895
Asia	26,503	9,516	6,094	42,113	20,424	5,549	6,001	31,974
Canada	—	—	9,853	9,853	—	—	13,816	13,816
Total	$98,809	$51,853	$77,240	$227,902	$95,168	$37,473	$61,726	$194,367

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Test & Measurement	$15,883	$11,953	$46,578	$40,325
Avionics, Military & Space	7,542	9,225	19,444	22,112
Transportation	13,668	7,138	35,152	20,570
Other Markets	17,453	15,350	52,487	40,670
Industrial Weighing	12,254	10,708	36,301	31,758
General Industrial	4,069	3,753	12,324	11,415
Steel	11,105	9,398	25,616	27,517
Total	$81,974	$67,525	$227,902	$194,367

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

The outstanding contract assets and liability accounts were as follows (in thousands):

Note 2 – Revenues (continued)

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2020	$3,605	$2,873
Balance at October 2, 2021	6,113	6,018
(Decrease)/increase	$2,508	$3,145
The amount of revenue recognized during the nine fiscal months ended October 2, 2021 that was included in the contract liability balance at December 31, 2020 was $2.6 million.

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

The Company recorded acquisition costs associated with this transaction as follows (in thousands):

	Fiscal quarter ended	Nine fiscal months ended
	October 2, 2021	October 2, 2021
Legal fees	$—	$341
Appraisal fees	—	18
Other (investment banker and insurance costs)	—	839
	$—	$1,198

Note 3 - Acquisition (continued)
Included in the results of the operations of the Company, starting on June 1, 2021, are net revenues of $7.6 million and $10.7 million from DTS for the fiscal quarter and nine fiscal months ended October 2, 2021 and net earnings of $0.3 million and $0.1 million for the fiscal quarter and nine fiscal months ended October 2, 2021. DTS results include amortization of the inventory step-up of $1.3 million and $2.2 million for the fiscal quarter and nine fiscal months ended October 2, 2021, and amortization of intangible assets of $0.4 million and $0.5 million for the fiscal quarter and nine fiscal months ended October 2, 2021.
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DTS acquisition had been consummated on January 1, 2020:

	Fiscal quarter ended	Nine fiscal months ended	Fiscal quarter ended	Nine fiscal months ended
	September 26, 2020	September 26, 2020	October 2, 2021	October 2, 2021
Pro forma net revenues	$75,605	$235,316	81,974	241,138

Pro forma net earnings attributable to VPG stockholders	$5,778	$18,173	5,737	19,148

Pro forma basic earnings per share attributable to VPG stockholders	$0.43	$1.34	$0.42	$1.41
Pro forma diluted earnings per share attributable to VPG stockholders	$0.42	$1.34	$0.42	$1.40

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

The results of the quantitative impairment test for the instrumentation reporting unit's goodwill and indefinite-lived trade name indicated an impairment, and in the second quarter of 2021, the Company recognized a non-cash impairment loss of $1.1 million in goodwill and $0.1 million to the indefinite-lived trade name. The impairment was driven mainly by changes in forecasted projections including a slower growth rate in revenues. After considering the impact of the impairment charges, the carrying amount of goodwill and indefinite-lived trade names as of October 2, 2021 was $0.0 million and $0.3 million, respectively.
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Weighing and Control Systems Segment				Foil Technology Products Segment
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition	Pacific Acquisition
Balance at December 31, 2020	$31,105	$6,726	$16,942		$6,311	$1,126
Goodwill acquired	15,587			15,587
Impairment charges	(1,126)					(1,126)
Foreign currency translation adjustment	(6)	17	(23)		—	—
Balance at October 2, 2021	$45,560	$6,743	$16,919	$15,587	$6,311	$—

Note 4 – Goodwill and Other Intangible Assets (continued)
Intangible assets were as follows (in thousands):

	October 2, 2021	December 31, 2020
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$32,938	$19,804
Customer relationships	34,117	26,061
Trade names	1,684	1,747
Non-competition agreements	11,576	12,259
	80,315	59,871
Accumulated amortization:
Patents and acquired technology	(6,960)	(5,895)
Customer relationships	(14,497)	(13,363)
Trade names	(1,684)	(1,747)
Non-competition agreements	(11,569)	(12,250)
	(34,710)	(33,255)
Net intangible assets subject to amortization	$45,605	$26,616

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	7,722	5,423
	$53,327	$32,039
The increase in net intangible assets from December 31, 2020 is due to the acquisition of DTS on June 1, 2021. The Company has preliminarily allocated $21.3 million of the purchase price to definite-lived intangible assets and $2.4 million to indefinite-lived intangible assets.
Amortization expense for the fiscal quarter and nine fiscal months ended October 2, 2021 was $1.0 million and $2.3 million, respectively. The DTS intangible assets accounted for $0.4 million and $0.5 million of amortization expense for the fiscal quarter and nine fiscal months ended October 2, 2021.
Estimated annual amortization expense for the full year of 2021 and each of the next four years, is as follows ( in thousands):

2021	$3,280
2022	3,871
2023	3,763
2024	3,728
2025	3,728

Note 5 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to eleven years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Note 5 - Leases (continued)

Leases	October 2, 2021	December 31, 2020
Assets
Operating lease right of use asset	$27,405	$21,788

Liabilities
Operating lease - current	$4,415	$4,011
Operating lease - non-current	$24,462	$19,504
Other information related to lease term and discount rate is as follows:

October 2, 2021
Operating leases weighted average remaining lease term (in years)	8.74 years
Operating leases weighted average discount rate	3.17%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended		Nine Fiscal Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating lease cost	$1,407	$1,164	$3,847	$3,177
Short-term lease cost	30	31	98	88
Sublease income	(78)	—	(106)	—
Total net lease cost	$1,359	$1,195	$3,839	$3,265
Right of use assets obtained in exchange for new operating lease liability during 2021 were $9.1 million. The Company paid $3.8 million and $2.6 million for its operating leases for each of the nine fiscal months ended October 2, 2021 and September 26, 2020, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Undiscounted maturities of operating lease payments as of October 2, 2021 are summarized as follows (in thousands):

2021 (excluding the nine months ended October 2, 2021)	$1,322
2022	4,718
2023	4,177
2024	3,738
2025	3,249
Thereafter	15,757
Total future minimum lease payments	$32,961
Less: amount representing interest	(4,084)
Present value of future minimum lease payments	$28,877
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended October 2, 2021 was 23.4% compared to 27.1% for the fiscal quarter ended September 26, 2020, and the effective tax rate for the nine fiscal months ended October 2, 2021 was 20.3% compared to 29.0% for the nine fiscal months ended September 26, 2020. The tax rate for both periods presented in 2021 is lower than the prior year periods primarily due to the acquisition of DTS, which enabled the Company to reduce its valuation allowance against deferred tax assets, tax rate changes in certain foreign jurisdictions, and changes in the mix of worldwide income.
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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 2, 2021	December 31, 2020
2020 Credit Agreement - Revolving Facility	$61,000	$41,000
Other debt	—	18
Deferred financing costs	(308)	(374)
Total long-term debt	60,692	40,644
Less: current portion	—	18
Long-term debt, less current portion	$60,692	$40,626

Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2021	$(25,591)	$(7,080)	$(32,671)
Other comprehensive loss before reclassifications	(3,309)	—	(3,309)
Amounts reclassified from accumulated other comprehensive income (loss)	—	431	431
Balance at October 2, 2021	$(28,900)	$(6,649)	$(35,549)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2020	$(30,761)	$(6,942)	$(37,703)
Other comprehensive loss before reclassifications	409	—	409
Amounts reclassified from accumulated other comprehensive income (loss)	—	(448)	(448)
Balance at September 26, 2020	$(30,352)	$(7,390)	$(37,742)
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
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 9 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended October 2, 2021		Fiscal quarter ended September 26, 2020
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$96	$9	$99	$31
Interest cost	102	17	128	33
Expected return on plan assets	(97)		(110)	—
Amortization of actuarial losses	102	5	77	34
Net periodic benefit cost	$203	$31	$194	$98

	Nine fiscal months ended October 2, 2021		Nine fiscal months ended September 26, 2020
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$289	$27	$297	$93
Interest cost	308	51	384	99
Expected return on plan assets	(291)	—	(330)	—
Amortization of actuarial losses	306	15	230	102
Net periodic benefit cost	$612	$93	$581	$294
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At October 2, 2021, the Company had reserved 328,418 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
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

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Restricted stock units	$386	$380	$1,328	$1,137
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
VPG evaluates reporting segment performance based on multiple performance measures including third party net revenues, gross profits and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring costs and other items is meaningful because it provides insight with respect to the intrinsic operating results of VPG. The following table sets forth reporting segment information (in thousands):

Note 11 - Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues:
Foil Technology Products	$32,790	$32,906	$98,809	$95,168
Force Sensors	17,704	13,862	51,853	37,473
Weighing and Control Systems	31,480	20,757	77,240	61,726
Total	$81,974	$67,525	$227,902	$194,367

Gross profit:
Foil Technology Products	$10,530	$13,515	$36,511	$38,002
Force Sensors	6,108	4,235	18,116	8,845
Weighing and Control Systems	15,207	9,599	35,638	28,677
Total	$31,845	$27,349	$90,265	$75,524

Reconciliation of segment operating income to consolidated results:
Foil Technology Products	$5,087	$8,078	$19,138	$21,532
Force Sensors	3,511	2,010	10,489	2,201
Weighing and Control Systems	7,048	5,222	15,467	13,909
Unallocated G&A expenses	(8,381)	(7,105)	(24,045)	(20,193)
Acquisition costs	—	—	(1,198)	—
Impairment of goodwill and indefinite-lived intangibles	—	—	(1,223)	—
Restructuring costs	—	(84)	—	(713)
Operating income	$7,265	$8,121	$18,628	$16,736

Acquisition costs:
Weighing and Control Systems	—	—	(1,198)	—
	$—	$—	$(1,198)	$—

Impairment of goodwill and indefinite-lived intangibles:
Foil Technology Products	$—	$—	$(1,223)	$—
	$—	$—	$(1,223)	$—

Restructuring costs:
Foil Technology Products	$—	$(23)	$—	$(466)
Force Sensors	—	—	—	(108)
Weighing and Control Systems	—	(61)	—	(61)
Corporate/Other	—	—	—	(78)
	$—	$(84)	$—	$(713)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

Note 11 - Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foil Technology Products to Force Sensors and Weighing and Control Systems	$875	$858	$2,795	$2,451
Weighing and Control Systems to Foil Technology Products and Force Sensors	$155	$83	$419	$294
Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$5,379	$5,598	$14,260	$10,669

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,626	13,575	13,612	13,562

Effect of dilutive securities:
Restricted stock units	38	62	35	49
Dilutive potential common shares	38	62	35	49

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,664	13,637	13,647	13,611

Basic earnings per share attributable to VPG stockholders	$0.39	$0.41	$1.05	$0.79

Diluted earnings per share attributable to VPG stockholders	$0.39	$0.41	$1.04	$0.78

Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign exchange (loss) gain	$(38)	$162	$522	$(123)
Interest income	151	29	216	205
Pension expense	(151)	(159)	(431)	(482)
Other	212	(71)	114	(229)
	$174	$(39)	$421	$(629)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended October 2, 2021, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the euro, the Israeli shekel and the British pound.
For the nine fiscal months ended October 2, 2021, the change in foreign exchange gains and losses during the period as compared to the prior year period is largely due to exposure to currency fluctuations with the euro, the Israeli shekel, and the Japanese yen.

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
October 2, 2021
Assets
Assets held in rabbi trusts	$5,991	$61	$5,930	$—

December 31, 2020
Assets
Assets held in rabbi trusts	$5,601	$61	$5,540	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at October 2, 2021 and December 31, 2020, and company-owned life insurance assets. The marketable securities

Note 14 - Fair Value Measurements (continued)
held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at October 2, 2021 and December 31, 2020 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.0 million and $0.1 million of restructuring costs during the fiscal quarter ended October 2, 2021 and September 26, 2020, respectively and $0.0 million and $0.7 million of restructuring costs during the nine fiscal months ended October 2, 2021 and September 26, 2020, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of October 2, 2021 and December 31, 2020, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2020	$63
Cash payments	(43)
Balance at October 2, 2021	$20

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
Impact of COVID-19 on Our Business
As of November 12, 2021, all of the Company’s facilities are open and operational. The Company is continuing to maintain COVID-19 best practices it believes are warranted with respect to working conditions. Nonetheless, given the ongoing uncertainty concerning the magnitude and duration of the COVID-19 pandemic around the world, any ongoing economic disruption may adversely affect the Company’s business and financial results.
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
Net revenues for the fiscal quarter ended October 2, 2021 were $82.0 million versus $67.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended October 2, 2021 were $5.4 million, or $0.39 per diluted share, versus $5.6 million, or $0.41 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended October 2, 2021 were $227.9 million versus $194.4 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended October 2, 2021 were $14.3 million, or $1.04 per diluted share, versus $10.7 million, or $0.78 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarter ended October 2, 2021 and September 26, 2020 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to

GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating performance for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results. Beginning in the fourth quarter of 2020, the Company determined to include the impact of foreign currency exchange rates on its assets and liabilities in certain of its non-GAAP measures for its current and comparative periods.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
As reported - GAAP	$31,845	$27,349	$7,265	$8,121	$5,379	$5,598	$0.39	$0.41
As reported - GAAP Margins	38.8%	40.5%	8.9%	12.0%
Acquisition purchase accounting adjustments (a)	1,329	4	1,329	4	1,329	4	0.10	—
Acquisition costs		—	—	—	—	—	—	—
COVID-19 impact (b)	111	(22)	111	(320)	111	(320)	0.01	(0.02)
Start-up costs (c)	970	—	970	—	970	—	0.07	—
Impairment of goodwill and indefinite-lived intangibles		—	—	—	—	—	—	—
Restructuring costs		—	—	84	—	84	—	0.01
Foreign exchange (gain)/loss (d)		—		—	38	(162)	0.01	(0.01)
Less: Tax effect of reconciling items and discrete tax items		—		—	754	(109)	0.06	(0.01)
As Adjusted - Non GAAP	$34,255	$27,331	$9,675	$7,889	$7,073	$5,313	$0.52	$0.40
As Adjusted - Non GAAP Margins	41.8%	40.5%	11.8%	11.7%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Nine fiscal months ended	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
As reported - GAAP	90,265	75,524	18,628	16,736	$14,260	$10,669	$1.04	$0.78
As reported - GAAP Margins	39.6%	38.9%	8.2%	8.6%
Acquisition purchase accounting adjustments (a)	2,259	560	2,259	560	2,259	560	0.17	0.04
Acquisition costs		—	1,198	—	1,198	—	0.09	—
COVID-19 impact (b)	(66)	536	(574)	123	(574)	123	(0.04)	0.01
Start-up costs (c)	2,258	—	2,258	—	2,258	—	0.17	—
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223	—	1,223	—	0.09	—
Restructuring costs			—	713	—	713	—	0.05
Foreign exchange (gain)/loss (d)					(523)	123	(0.04)	0.01
Less: Tax effect of reconciling items and discrete tax items					2,160	37	0.16	—
As Adjusted - Non GAAP	$94,716	$76,620	$24,992	$18,132	$17,941	$12,151	$1.32	$0.89
As Adjusted - Non GAAP Margins	41.6%	39.4%	11.0%	9.3%

	Three months ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net earnings attributable to VPG stockholders	$5,379	$5,598	$14,260	$10,669
Interest Expense	328	309	906	1,037
Income tax expense	1,662	2,109	3,688	4,367
Depreciation	2,955	2,426	8,691	7,506
Amortization	970	596	2,342	1,828
EBITDA	11,294	$11,038	29,887	$25,407
EBITDA MARGIN	13.8%	16.3%	13.1%	13.1%
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223	—
Acquisition purchase accounting adjustments (a)	1,329	4	2,259	560
Acquisition costs	—	—	1,198	—
Restructuring costs	—	84	—	713
COVID-19 impact (b)	111	(320)	(574)	123
Start-up costs (c)	970	—	2,258	—
Foreign exchange (gain)/loss (d)	38	(162)	(523)	123
ADJUSTED EBITDA	$13,742	$10,644	$35,728	$26,926
ADJUSTED EBITDA MARGIN	16.8%	15.8%	15.7%	13.9%

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2020 through the third quarter of 2021 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2020	2020	2021	2021	2021
Net revenues	$67,525	$75,445	$70,589	$75,339	$81,974

Gross profit margin	40.5%	38.1%	40.5%	39.6%	38.8%

End-of-period backlog	$90,800	$87,600	$100,700	$130,900	$146,700

Book-to-bill ratio	0.95	0.93	1.21	1.40	1.21

Inventory turnover	2.38	2.86	2.67	2.64	2.55

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2020	2020	2021	2021	2021
Foil Technology Products
Net revenues	$32,906	$36,477	$32,711	$33,308	$32,790
Gross profit margin	41.1%	38.4%	39.9%	38.9%	32.1%
End-of-period backlog	$48,500	$43,700	$48,400	$60,600	$72,500
Book-to-bill ratio	1.01	0.84	1.19	1.37	1.38
Inventory turnover	2.63	3.05	2.72	2.67	2.88

Force Sensors
Net revenues	$13,862	$16,251	$16,933	$17,216	$17,704
Gross profit margin	30.5%	29.1%	35.7%	34.7%	34.5%
End-of-period backlog	$21,300	$24,700	$26,800	$30,700	$30,700
Book-to-bill ratio	0.90	1.18	1.14	1.23	1.01
Inventory turnover	2.28	2.74	2.72	2.57	2.38

Weighing and Control Systems
Net revenues	$20,757	$22,717	$20,945	$24,815	$31,480
Gross profit margin	46.2%	44.0%	45.6%	43.9%	48.3%
End-of-period backlog	$21,000	$19,200	$25,500	$39,600	$43,500
Book-to-bill ratio	0.88	0.88	1.30	1.56	1.14
Inventory turnover	2.13	2.67	2.54	2.64	2.32
Net revenues for the third quarter of 2021 increased 8.8% from the second quarter of 2021 mainly due to increased volume in Forces Sensor and Weighing and Control Systems reporting segments. Net revenues increased 21.4% from the third quarter of 2020 with increased volume primarily from the Force Sensors reporting segment and the Weighing and Control Systems segment. The increase in the Weighing and Control Systems reporting segment was aided by the addition of revenues from the acquisition of DTS.
Net revenues in the Foil Technology Products reporting segment decreased 1.6% compared to the second quarter of 2021 and decreased 0.4% from the third quarter of 2020. The sequential decline primarily reflected lower revenue of advanced sensors to our Other markets which was mainly the result of the transition to our new advanced sensors facility. Compared to a year ago, higher revenue of precision foil resistors in the Test and Measurements market was offset by lower revenue of precision foil resistors and Pacific Instruments systems in the Avionics, Military and Space market and by lower revenue of advanced sensors to our Other markets which was mainly the result of the transition to our new advanced sensors facility.
Net revenues in the Force Sensors reporting segment increased 2.8% from the second quarter of 2021 and increased 27.7% from the third quarter of 2020. The sequential increase was primarily due to higher revenue in our Industrial Weighing markets, partially offset by lower revenue for precision agriculture. The year-over-year increase primarily reflected operational limitations in the third fiscal quarter of 2020 from the COVID pandemic at our facility in India.
Net revenues in the Weighing and Control Systems reporting segment increased 26.9% from the second quarter of 2021 and increased 51.7% from the third quarter of 2020. The sequential increase in net revenues was primarily due to the addition of revenue for DTS, and higher revenue of Dynamic Systems, Inc. ("DSI") and KELK products to the Steel market The year-over-year increase in revenue was primarily attributable to the addition of revenue for DTS, which was acquired on June 1, 2021, higher revenue of our onboard weighing products for the Transportation market, and higher revenue of our DSI products for the Steel market.
Overall gross profit margin in the third quarter of 2021 decreased 0.8% as compared to the second quarter of 2021 and decreased 1.7% from the third quarter of 2020.
Sequentially, the increase in the gross profit margin in the Weighing and Controls Systems reporting segment was completely offset by a decrease in the gross profit margin in the Foil Technology Products reporting segment, while the Force Sensors reporting segment gross profit margin remained flat. In the Weighing and Control Systems reporting segment, the sequential increase was mainly due to higher revenue, the addition of DTS, and favorable product mix. The Foil Technology Products reporting segment gross profit margins decreased sequentially due to lower volume and unfavorable product mix, a reduction in inventory, labor inefficiencies, and unfavorable exchange rates.
Compared to the third quarter of 2020, the Foil Technology Products reporting segment had a lower gross profit margin due to impacts from charges related to start-up costs in our new advanced sensors facility and the impact of COVID-19 in conjunction with unfavorable foreign exchange rates, higher rent and manufacturing overhead related to the new advanced sensors facility, and a reduction in inventory. The Force Sensors reporting segment increase in gross profit margin as compared to 2020 was primarily due to higher revenue. In the Weighing and Control Systems reporting segment, the decrease in gross profit margin as compared to the third quarter of 2020 was due to the impact of charges related to purchase accounting adjustments from the DTS acquisition and the impact of COVID-19, which were partially offset by higher revenue coming from DTS.
Optimize Core Competence
The Company’s core competency and key value proposition is providing customers with proprietary foil technology products and precision measurement sensors and sensor-based systems. Our foil technology resistors and strain gages are recognized as global market leading products that provide high precision and high stability over extreme temperature ranges, and long life. Our force sensor products and our weighing and control systems products are also certified to meet some of the highest levels of precision measurements of force, weight, pressure, torque, tilt, motion, and acceleration. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes
Our foil technology research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state of the art facility which has been constructed in Israel. The transition of our advanced sensors business to that facility was completed in the third quarter of 2021.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended October 2, 2021, exchange rates increased net revenues by $0.9 million, and increased costs of products sold and selling, general, and administrative expenses by $1.8 million, when compared to the comparable prior year period.
For the nine fiscal months ended October 2, 2021, exchange rates increased net revenues by $5.8 million, and increased costs of products sold and selling, general, and administrative expenses by $7.6 million, when compared to the comparable prior year period.
Off-Balance Sheet Arrangements
As of October 2, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Costs of products sold	61.2%	59.5%	60.4%	61.1%
Gross profit	38.8%	40.5%	39.6%	38.9%
Selling, general, and administrative expenses	30.0%	28.4%	30.4%	29.9%
Operating income	8.9%	12.0%	8.2%	8.6%
Income before taxes	8.7%	11.5%	8.0%	7.8%
Net earnings	6.6%	8.4%	6.3%	5.5%
Net earnings attributable to VPG stockholders	6.6%	8.3%	6.3%	5.5%

Effective tax rate	23.4%	27.1%	20.3%	29.0%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$81,974	$67,525	$227,902	$194,367
Change versus comparable prior year period	$14,449		$33,535
Percentage change versus prior year period	21.4%		17.3%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	7.6%	8.1%
Change in average selling prices	0.8%	0.2%
Foreign currency effects	1.7%	3.5%
Acquisitions	11.3%	5.5%
Net change	21.4%	17.3%
During the fiscal quarter and nine fiscal months ended October 2, 2021, net revenues increased 21.4% and 17.3%, respectively, as compared to the comparable prior year periods, with increased volume primarily from the Force Sensors reporting segment and the Weighing and Control Systems segment. The increase in the Weighing and Control Systems reporting segment was aided by the addition of revenues from the acquisition of DTS.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gross profit margin	38.8%	40.5%	39.6%	38.9%
The gross profit margin for the fiscal quarter ended October 2, 2021 decreased 1.7% as compared to the comparable prior year period with higher gross profit margins in the Force Sensors and Weighing and Control Systems reporting segments being offset by lower margin in the Foil Technology Products reporting segment.
The gross profit margin for the nine fiscal months ended October 2, 2021 increased 0.7% as compared to the comparable prior year period, mainly from higher gross profit margins in the Force Sensors reporting segment, partially offset by lower gross profit margins in the Foil Technology and Weighing and Controls Systems reporting segments.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Foil Technology Products
Net revenues of the Foil Technology Products segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$32,790	$32,906	$98,809	$95,168
Change versus comparable prior year period	$(116)		$3,641
Percentage change versus prior year period	(0.4)%		3.8%
Changes in Foil Technology Products segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(1.2)%	1.8%
Change in average selling prices	0.9%	0.6%
Foreign currency effects	(0.1)%	1.4%
Net change	(0.4)%	3.8%
Net revenues decreased 0.4% for the fiscal quarter ended October 2, 2021, as compared to the comparable prior year period. Compared to a year ago, higher revenue of precision foil resistors in the Test and Measurements market was offset by lower revenue of precision foil resistors and Pacific Instruments systems in the Avionics, Military and Space market and by lower revenue of advanced sensors to our Other markets which was mainly the result of the transition to our new advanced sensors facility.
Net revenues increased 3.8% for the nine fiscal months ended October 2, 2021, as compared to the comparable prior year period. Increases in net revenues are primarily attributable to our advanced sensors product line in other markets, test and measurement markets, and general industrial markets, in addition to favorable exchange rate impacts.
Gross profit as a percentage of net revenues for the Foil Technology Products segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gross profit margin	32.1%	41.1%	37.0%	39.9%

The gross profit margin decreased 9.0% for the fiscal quarter ended October 2, 2021, when compared to the comparable prior year period due to impacts from charges related to start-up costs in our new advanced sensors facility and the impact of COVID-19 in conjunction with unfavorable foreign exchange rates, higher rent and manufacturing overhead related to the new advanced sensors facility, and a reduction in inventory.
The gross profit margin decreased 2.9% for the nine fiscal months ended October 2, 2021 as compared to the comparable prior year period. Impacts from charges related to start-up costs in our new advanced sensors facility and the impact COVID-19 completely offset the higher volume in our foil resisters products.
Force Sensors
Net revenues of the Force Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$17,704	$13,862	$51,853	$37,473
Change versus comparable prior year period	$3,842		$14,380
Percentage change versus prior year period	27.7%		38.4%
Changes in Force Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	25.6%	35.9%
Change in average selling prices	0.2%	(0.9)%
Foreign currency effects	1.9%	3.4%
Net change	27.7%	38.4%
Net revenues increased 27.7% for the fiscal quarter ended October 2, 2021, and 38.4% for the nine fiscal months ended October 2, 2021 as compared to the comparable prior year periods. The increases primarily reflected operational limitations in 2020 from the COVID pandemic at our facility in India.
Gross profit as a percentage of net revenues for the Force Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gross profit margin	34.5%	30.5%	34.9%	23.6%
The gross profit margin for the fiscal quarter ended October 2, 2021 increased 4.0% as compared to the comparable prior year period primarily due to higher revenue.
The gross profit margin for the nine fiscal months ended October 2, 2021 increased 11.3% as compared to the prior year period primarily due to higher revenue, favorable exchange rate impacts and an increase in inventory.
Weighing and Control Systems
Net revenues of the Weighing and Control Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$31,480	$20,757	$77,240	$61,726
Change versus comparable prior year period	$10,723		$15,514
Percentage change versus prior year period	51.7%		25.1%

Changes in Weighing and Control Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	8.3%	4.4%
Change in average selling prices	1.0%	0.5%
Foreign currency effects	5.6%	6.4%
Acquisitions	36.8%	13.8%
Net change	51.7%	25.1%
Net revenues increased 51.7% for the fiscal quarter ended October 2, 2021 as compared to the comparable prior year period. The year-over-year increase in revenue was primarily attributable to the addition of revenue for DTS, which was acquired on June 1, 2021, higher revenue of our onboard weighing products for the Transportation market, and higher revenue of our DSI products for the Steel market.
Net revenues increased 25.1% for the nine fiscal months ended October 2, 2021 as compared to the comparable prior year period primarily due to the addition of revenue for DTS, higher revenue of our onboard weighing products for the transportation market and favorable exchange rate impacts.
Gross profit as a percentage of net revenues for the Weighing and Control Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gross profit margin	48.3%	46.2%	46.1%	46.5%
The gross profit margin for the fiscal quarter ended October 2, 2021 of 48.3% increased from the third quarter of 2020 due to higher revenue coming from DTS.
The gross profit margin for the nine fiscal months ended October 2, 2021 of 46.1%, decreased from the prior year period due to the impacts of charges related to purchase accounting adjustments from the DTS acquisition and an unfavorable product mix, partially offset by the higher revenues coming from DTS and favorable exchange rate impacts.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total SG&A expenses	$24,580	$19,144	$69,216	$58,075

As a percentage of net revenues	30.0%	28.4%	30.4%	29.9%
SG&A expenses for the fiscal quarter and nine fiscal months ended October 2, 2021 increased compared to the comparable prior year periods with additional SG&A expenses related to personnel costs and unfavorable foreign currency impacts and SG&A expenses from the acquisition of DTS.

Impairment of Goodwill and Indefinite-lived Intangible Assets
In the second fiscal quarter of 2021, as a result of our interim impairment test, we recorded a $1.2 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets. See Note 4 for further discussion.
Acquisition Costs
Acquisition costs associated with the acquisition of DTS were as follows (in thousands):

	Fiscal quarter ended	Nine fiscal months ended
	October 2, 2021	October 2, 2021
Legal fees	$—	$341
Appraisal fees	—	18
Other (investment banker and insurance costs)	—	839
	$—	$1,198
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
The Company recorded $0.0 million and $0.1 million of restructuring costs during the fiscal quarter ended October 2, 2021 and September 26, 2020, respectively, and $0.0 million and $0.7 million of restructuring costs during the nine fiscal months ended October 2, 2021 and September 26, 2020, respectively. Restructuring costs recorded in the prior year were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, and were incurred in connections with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter ended October 2, 2021 was higher when compared with interest expense in the comparable prior year period reflecting the impact of increased borrowings on the Company's revolving credit facility in conjunction with the acquisition of DTS. Interest expense for the nine fiscal months ended October 2, 2021 was lower when compared with the comparable prior year period mainly due to more favorable borrowing rates in 2021.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	October 2, 2021	September 26, 2020	Change
Foreign exchange loss	$(38)	$162	$(200)
Interest income	151	29	122
Pension expense	(151)	(159)	8
Other	212	(71)	283
	$174	$(39)	$213

	Nine fiscal months ended
	October 2, 2021	September 26, 2020	Change
Foreign exchange gain (loss)	$522	$(123)	$645
Interest income	216	205	11
Pension expense	(431)	(482)	51
Other	114	(229)	343
	$421	$(629)	$1,050
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended October 2, 2021, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the euro, the Israeli shekel and the British pound.
For the nine fiscal months ended October 2, 2021, the change in foreign exchange gains and losses during the period as compared to the prior year period is largely due to exposure to currency fluctuations with the euro, the Israeli shekel, and the Japanese yen.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended October 2, 2021 was 23.4% compared to 27.1% for the fiscal quarter ended September 26, 2020 and the effective tax rate for the nine fiscal months ended October 2, 2021 was 20.3% compared to 29.0% for the nine fiscal months ended September 26, 2020. The tax rate for both periods presented in 2021 is lower than the prior year periods primarily due to the acquisition of DTS, which enabled the Company to reduce its valuation allowance against deferred tax assets, tax rate changes in certain foreign jurisdictions, and changes in the mix of worldwide income.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include interest coverage ratio and a leverage ratio. We were in compliance with these covenants at October 2, 2021. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the nine fiscal months ended October 2, 2021, cash provided by operating activities was $18.1 million compared to $22.8 million in the comparable prior year period. Our net cash used in investing activities for the nine fiscal months ended October 2, 2021 was higher compared to the prior year period mainly due to the acquisition of DTS. Our net cash provided by financing activities for the nine fiscal months ended October 2, 2021 was higher compared to prior year mainly due to the borrowings on the 2020 credit facility for the acquisition of DTS.
Adjusted free cash flow generated during the nine fiscal months ended October 2, 2021, was $7.1 million. We refer to the amount of cash provided by operating activities ($18.1 million) in excess of our capital expenditures ($11.2 million) and net of proceeds from the sale of assets ($0.2 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at October 2, 2021 and December 31, 2020 (in thousands):

	October 2, 2021	December 31, 2020
Cash and cash equivalents	$75,544	$98,438
Third-party debt, including current and long-term:
Revolving debt	61,000	41,000
Third-party debt held by Japanese subsidiary	—	18
Deferred financing costs	(308)	(374)
Total third-party debt	60,692	40,644
Net cash	$14,852	$57,794
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
Approximately 90% of our cash and cash equivalents balance at October 2, 2021 and December 31, 2020 was held by our non-U.S. subsidiaries.

See the following table for the percentage of cash and cash equivalents, by region, at October 2, 2021 and December 31, 2020:

	October 2, 2021	December 31, 2020
Israel	24%	26%
Asia	25%	18%
Europe	20%	16%
United States	10%	10%
United Kingdom	14%	18%
Canada	7%	12%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of October 2, 2021, to be indefinitely reinvested.
Our financial condition as of October 2, 2021 remains strong, with a current ratio (current assets to current liabilities) of 4.1 to 1.0, as compared to a ratio of 4.7 to 1.0 at December 31, 2020.
Cash paid for property and equipment for the nine fiscal months ended October 2, 2021 was $11.2 million compared to $15.8 million in the comparable prior year period.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; the Company’s status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; the Company’s ability to execute its business continuity, operational and budget plans in light of the COVID-19 pandemic; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended October 2, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 except as follows:

A shortage of qualified labor could have a material adverse effect on our business and results of operations.
Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including general macroeconomic conditions, high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. We are currently experiencing a shortage of qualified labor in certain geographies, particularly with manufacturing plant production workers in the United States, Israel and Japan. Outside suppliers that we rely on have also experienced shortages of qualified labor. A prolonged shortage of qualified labor could, among other things, decrease our ability to effectively produce and meet customer demand, and could have a material adverse effect on our business and results of operations.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 2, 2021, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: November 12, 2021