Form 10-K
period 2021-12-31
Vishay Precision Group, Inc.
filed 2022-03-04
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($34.61 on July 3, 2021), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $440,366,000. There is no non-voting stock outstanding.
As of March 4, 2022, the registrant had 12,611,905 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2021

PART I
Item 1. BUSINESS DESCRIPTION
General
Vishay Precision Group, Inc. (“VPG,” the “Company,” “we,” “us” or “our”) is a global, diversified company focused on precision measurement sensing technologies, including specialized sensors, weighing solutions, and measurement systems. Many of our precision measurement sensing products and solutions are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement technologies help ensure and deliver required levels of quality of mission-critical or high-value data. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers products increases, and they integrate more precision measurement sensors and related systems into their solutions in order to link the mechanical and physical world with digital control and/or response, we believe this will offer substantial growth opportunities for our products and expertise.
Our History
On July 6, 2010, our company was spun off by Vishay Intertechnology, Inc. (“Vishay Intertechnology”) through a tax-free stock dividend of VPG stock to Vishay Intertechnology’s stockholders, and we became a publicly-traded company. Vishay Intertechnology was founded in 1962 by Dr. Felix Zandman to develop and manufacture the first generation of Bulk Metal® foil resistors and later, foil strain gages. Shortly after its founding, Vishay Intertechnology established itself as a technical and market leader in precision foil resistors, and foil strain gages. These innovations were the genesis of the products and technology that provide a unique strategic competitive advantage for VPG, as these products were transitioned to VPG from Vishay Intertechnology as part of the spin off.
In the decade prior to the spin-off, Vishay Intertechnology expanded our sensor and measurement business through acquisitions, extending our business from its initial focus on precision foil resistors and foil strain gages to include an array of load cell-based solutions.
Since becoming an independent company, we have made several acquisitions that have added to our strong, diverse, global manufacturing, sales and distribution network, which includes facilities in Canada, China, France, Germany, India, Israel, Japan, Sweden, Taiwan, the United Kingdom, and the United States.
We were incorporated in Delaware on August 28, 2009. Our principal executive offices are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355. Our main telephone number is 484-321-5300.
Key Business Vision and Strategies
Our vision is to be a leading provider of precision measurement sensing technologies, which include sensors, weighing solutions and measurement systems that deliver accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. VPG delivers in-depth, deep engineering expertise to the design and manufacture of non-commodity sensors, weighing solutions and precision measurement systems that optimize and enhance our customers’ solutions performance across a broad array of end markets
Our strategy is to leverage our core technologies and competitive positions in our home markets, establishing an accelerated organic growth, as well as by acquiring complementary precision measurement sensing products. Specifically, we are focused on the following strategic initiatives:

Operationally Diversified
In the fourth quarter of fiscal 2021, we formally adopted an operationally diversified structure and strategy, through which each of VPG's business segments maintains and deploys distinct go-to-market strategies, technical expertise, capital requirements, and acquisition opportunities. We use an operationally diversified strategy and structure to be close to our customers and to leverage our high-level engineering expertise to optimize and enhance the performance of our customers' solutions. We seek to maximize the performance and value of our businesses by leveraging our accumulated experience, methodologies, and expertise in driving operational excellence across our functional areas, as well as in the allocation of capital and investment.
Optimize Core Competence
The Company’s core competencies include our innovative deep technical and applications-specific expertise to add value to our customers' products, our strong brands and customer relationships, our focus on operational excellence, our ability to select and develop our management teams, and our proven M&A strategy. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
Our Sensors segment research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state-of-the-art facility that has been constructed in Israel. We fully transitioned to this facility in the third quarter of fiscal 2021.
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from improved efficiencies or available tax and other government-sponsored incentives. In the past several years, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our load cell products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
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
Growth from Acquisitions
We expect to continue to make strategic acquisitions where opportunities present themselves to grow and expand our segments. Historically, our growth and acquisition strategy had been largely focused on vertical product integration, using our foil strain gages in our load cell products, and incorporating those products into our weighing solutions. In recent years, we widened our acquisition strategy to include a broader set of precision measurement systems and product companies.

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
On June 1, 2021, we completed the acquisition of California-based Diversified Technical Systems, Inc. (“DTS”), a leading manufacturer of data acquisition systems and sensors for product and safety testing. DTS's embedded data acquisition and data logging products expands our offerings to the automotive and avionics, military, and space markets. We believe DTS will continue to benefit from the global need for specialized safety testing that is expanding from the automotive and avionics sectors to sports applications. As a result of our acquisition, we acquired a leased manufacturing, engineering, sales and administrative facility in Seal Beach, California.
We expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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

Sensors	Weighing Solutions	Measurement Systems
VPG Foil Resistors	VPG Transducers	KELK
- Alpha Electronics	- Celtron	Dynamic Systems Inc. or Gleeble
- Powertron	- Revere	DTS
- Vishay Foil Resistors	- Sensortronics	Pacific Instruments
Micro-Measurements	- Tedea-Huntleigh
VPG Onboard Weighing
Stress-tek
Vulcan
BLH Nobel

Business Segments and Products
In the fourth quarter of fiscal 2021, we formally adopted an operationally diversified structure and strategy, by which each of VPG's business segments maintains and deploys specific go-to-market strategies, technical expertise, capital requirements, and acquisition opportunities. As a result, we realigned our businesses into new reporting segments as follows (with affected businesses in bold and italics):

Former Reporting Segments	New Reporting Segments
Foil Technology Products	Sensors
Precision Resistors	Precision Resistors
Strain gages	Strain gages
Data acquisition systems - avionics
Force Sensors	Weighing Solutions
Load Cells	Load cells
On-board weighing systems
Process weighing
Weighing and Control Systems	Measurement Systems
Process weighing	Data acquisition systems - avionics
Measurement systems for steel production	Measurement systems for steel production
On-board weighing systems
Material testing and simulation systems	Material testing and simulation systems
Data acquisition systems for auto safety testing	Data acquisition systems for auto safety testing
Sensors
The Sensors segment is comprised of our precision resistor and strain gage businesses. Precision resistor products offer superior precision, stability, and reliability. Our resistor portfolio encompasses a wide variety of configurations and packages designed to meet the requirements of even the most demanding applications.
Precision resistors are the most precise and stable type of resistors currently available. Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. Our current sense resistors were developed with a low absolute TCR and Kelvin connections to meet the demand of stable resistive products.
Our precision resistors are used in applications requiring a high degree of precision and stability, such as in the following market segments: Avionics/Military/Aerospace applications, Precision Weighing, Medical applications, Test & Measurements/ Semiconductors, Oil & Gas and Process Control. We sell our foil resistors under the VPG Foil Resistors, Alpha Electronics, and Powertron brands, including under our well-known Bulk Metal® trademark. To complement our extensive portfolio of high-performance precision resistors, we also offer decade boxes, standard resistors, exceptional precision thin film and power resistors including special construction configurations to meet the requirements of high temperature applications. We have a road map of new technology products to meet the required needs of our customers.
Our strain gage products, which include our advanced sensors, are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Marketed under the well-known Micro-Measurements brand, our strain gages are used for OEM and in stress analysis applications for structural testing in the aviation, military and space, infrastructure, and construction markets, along with force measurement and weighing markets. Typical applications of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device, such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. A variety of physical measurements can be made using strain gages attached to metal components including force, weight, pressure, displacement, and acceleration. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption.
A significant portion of our strain gage products are sold to third parties as “standard catalog items”, while the remainder of these products are sold as non-standard and/or custom products to third parties and to our Weighing Solutions segment.
The products in the Sensors segment are primarily based on our resistive foil technology, which continues to evolve and enables many products in both segments to be suited for new and varied applications.

The manufacturing of the foil material is a critical and common component of the Company’s strain gage and precision foil resistor operating segments, and as a result, we experience synergies between our precision resistor and strain gage operating segments. The production cycles for precision resistors and strain gages are similar and many of the same raw materials are utilized in the manufacturing processes for both operating segments. The foil resistor and strain gage products require a similar level of labor and capital. However, the advanced sensors’ manufacturing technology offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing costs and lead times, higher quality, and increased margins.
Weighing Solutions
The Weighing Solutions segment is comprised of our VPG Transducers, VPG Onboard Weighing, BLH Nobel, Stress-Tek and Vulcan businesses.
VPG Transducers offers a broad line of load cells and force measurement transducers, which also known as force sensors, that are offered as precision sensors for industrial and commercial use. Typical applications for force sensors are in construction machinery (for stability control, overload protection), agricultural equipment (for precision force measurement), and medical devices (such as hospital beds and medication dosing). The heavy equipment market has begun to adopt load cell technology as process control and equipment control features for their products. In some cases, these products use our strain gage products, which serve as sensing elements and components within each unit. Further integration of our load cell technology is also offered as part of our weighing module products, which provide customers with a complete sensor assembly that may be used within a wide variety of digital transducers.
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
A majority of VPG Transducer load cell products are sold to third parties as “standard catalog items,” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties. In addition, we sell products from this segment to our Measurement Systems segment as well as to OEM manufacturers. Our sales teams act as direct sales channels (field application engineers (“FAEs”)) utilizing the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire standard products.
Our VPG Onboard Weighing business specializes in high-quality, high-accuracy vehicle weighing and load monitoring systems for all commercial vehicle types, including trucks, vans and specialty vehicles. Many of these products use solid-state sensors. VPG Onboard Weighing products, sold under the brand names TruckWeigh and VanWeigh, are used by drivers and fleet operators to monitor vehicle loads within legally permitted limits and regulations.
Our Stress-Tek, Vulcan, and BLH Nobel businesses mainly provide load cells and instrumentation for weighing and force control/measurement for a variety of uses. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, cable tension in winch controls; onboard weighing systems installed in logging and waste-handling trucks; and special scale systems used for aircraft weighing and portable truck weighing.
Major components that comprise our Weighing Solutions products include: load cells, electronic displays, optical gages, laser systems, signal processors, MEMS sensors, cabling, system software, and communications software/hardware. The end use for the majority of these products is the precision measurement of force, weight, pressure, torque, tilt, motion, and acceleration. FAEs are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment's products. We also use distributors and sales agents, as appropriate, to market, sell, and support certain products in this segment.
Measurement Systems
The Measurement Systems segment includes highly specialized systems for steel production, materials development, and safety testing. This segment is comprised of our KELK, DSI, Pacific Instruments, and our DTS businesses.

Our KELK business provides high accuracy and performance sensors and systems for the steel and aluminum industries — and within those industries, mainly for rolling mills. KELK's products include rolling force measuring load cell systems and pressure transmitters; web tension measurement load cells and systems; optical strip width gages; laser velocimeters for speed and length measurements, and closed-loop crop optimization control systems for optimal strip cuts. Our products are required to meet the most demanding requirements of the steel and aluminum industries, providing high accuracy and reliability under the most demanding harsh conditions of rolling mills.
Our DSI business specializes in thermal-mechanical simulation systems for metallurgical research. Marketed under the name "Gleeble®", DSI's line of physical simulation systems are used by universities, research departments, and development departments within the steel ecosystem to accelerate the development of new metal alloys, explore new production techniques, optimize existing processes, or simulate the conditions a material will face in the real world.
Our Pacific Instruments business offers a broad range of high performance signal conditioning, data acquisition and control systems, many of which reach customers outside our traditional commercial customer base, such as U.S. government-related customers.
Our DTS business provides data acquisition systems and sensors for product safety testing. As a major supplier of embedded data acquisition and data logging capabilities for crash test dummies, DTS expands our offering in the automotive market and in the avionics, military and space market. We believe DTS will continue to benefit from the global need for specialized safety testing technology that is expanding from the automotive and avionics sectors to other applications such as sports safety.
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
A portion of our Weighing Solutions and Measurement Systems segment products are based on strain gages produced by our Sensors segment.
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
Customers and Marketing
Our customer base is diversified in terms of industry, geographic region, and range of product needs. No single customer comprises greater than 10% of net revenues. A portion of our products are used in the broad industrial market for wide variety of applications in waste management, bulk hauling, logging, scales manufacturing, engineering systems, pharmaceutical, oil, chemical, steel, paper, and food industries. In addition, we sell to an expanding array of end markets including test and measurement, steel, medical, construction, agricultural, and consumer.
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
Competition
Our competitive success depends on our ability to maintain a competitive advantage on the basis of superior product capability and performance, product quality, know-how, proprietary data, market knowledge, service capability, and business reputation. Price competitiveness can be an important factor, especially within our Weighing Solutions segment. Our sales and marketing programs offer our customers a broad range of world-class precision technologies, and superior global sales and support.
Competition in the markets where we sell the bulk of our products is extremely fragmented, both geographically and by application. To our knowledge, there are no competitors with the same product mix and proprietary technology as ours. Our competitors range from very small, local companies to large, international companies with greater financial resources than us.
Our foil resistors and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Examples of competition in our Sensors segment includes KOA, Bourns, Vishay Intertechnology, TT Electronics, Susumu, Isabellenhute, Caddock and Flat Dashi for foil resistors, and HBK, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for foil strain gages. Competitors in our Weighing Solutions segment include HBK, Zemic, Utilcell, Flintec, Hardy Instruments and Mettler-Toledo for load cell products, and Air-Weigh, Vehicle Weighing Systems, MOBA, and AMCS for onboard weighing products. In the Measurement Systems segment, we compete with ABB, Siemens, Haehne, Dalian, IMS and Fuji in the steel market and Kistler for data acquisition systems.
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
Environmental, Social and Governance
We have issued an Environmental, Health and Safety Policy that commits us to achieve health and safety for employees and protection of the environment, to maintain compliance with applicable environmental, health and safety laws, to promote proper management of hazardous materials, and to minimize the hazardous materials generated in the course of our operations. In addition, our manufacturing operations are subject to various regional, federal, state, and local laws restricting discharge of materials into the environment. Since we are subject to Environmental, Health and Safety laws worldwide we incur capital and operating expenditures and other costs to comply. We are not involved in any pending or threatened proceedings that would require curtailment of our operations.
The Company has launched a corporate Environmental, Social and Governance ("ESG") program and plans to complete a materiality assessment, scorecard and short and long-term objectives with deliverables during 2022. We still expect that this multi-year ESG plan will occur in three phases, including defining ESG ambitions, implementing a reporting strategy, and planning and executing employee ESG training and improving ESG awareness for all employees. The ESG program is built on four pillars: Our People, Our Environment, Our Governance and Our Products.
Human Capital
As of December 31, 2021, we employed approximately 2,600 total employees, substantially all of which were full-time employees. Approximately 79% of our employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions.

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
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of March 4, 2022:

Name	Age	Positions
Ziv Shoshani	55	Chief Executive Officer, President, and Director
William M. Clancy	59	Executive Vice President and Chief Financial Officer
Amir Tal	52	Senior Vice President and Chief Accounting Officer
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
In addition, our company website can be found on the Internet at www.vpgsensors.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://ir.vpgsensors.com and click on “Financials”/ “SEC Filings.”
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
•Policy Regarding Qualifications of Directors
To view these documents, access http://ir.vpgsensors.com and click on “Governance” and then on "Governance Documents."
To view our Ethics Program Reporting Procedures, access http:/www.vpgsensors.com/Ethics
We are not incorporating by reference into this Annual Report on Form 10-K any material from our website.
Any of the above documents can also be obtained in print by any stockholder, upon written request to our Investor Relations Department at the following address:

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
The impact of the COVID-19 outbreak and the spread of the novel coronavirus on a global basis have adversely affected and are likely to continue to adversely affect our business in a number of respects, although the further extent, nature and timing of such impact cannot be predicted at this time. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to from time-to-time implement restrictions relating to the operation of almost all types of businesses. The closure standards vary from jurisdiction to jurisdiction, but they typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet or will meet the requisite standards to remain open, at least partially, in all jurisdictions in which we operate, although there is no assurance that our decision to remain open will not be challenged. As of the date of this filing, all of our manufacturing and other facilities are operating at adequate capacity while following procedures designed to prevent the spread of the virus, such as social distancing, reduced personnel and staggered shifts. Changing standards regarding what type of facilities are permitted to remain open, as well as evolving interpretations of existing standards, in both the United States and around the globe, could result in the closure of some or all of our facilities.
To date, our supply chain has not experienced significant disruptions, and at this time. we do not anticipate any such significant disruptions in the near term. However, our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above, might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the COVID-19 pandemic, or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.
If as a result of the COVID-19 outbreak governments take additional protective actions, or extend the time period for existing protective actions, or the distribution and administration of the vaccines for COVID-19 are delayed, disrupted, or prolonged, such actions or events may have a material adverse impact on our business and operating results. This could include closures of our facilities or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our business and results of operations. In addition, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, and in 2020 resulted in an economic downturn that adversely impacted many businesses, including ours. The extent and duration of the impact on the global economy and financial markets from COVID-19 is difficult to predict, and the extent to which the COVID-19 will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our business and results of operation will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.
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
We face various degrees and types of competition throughout the world in our different businesses. We are a leading supplier of foil resistors and foil strain gages. Foil resistors and foil strain gages are also produced by competitors, principally located in China. We believe that our products provide superior performance relative to our competitors, but that could change if our competitors succeed in developing and introducing innovative competitive offerings. Also, our foil strain gages compete with other types of strain gages, such as semiconductor strain gages, which we do not manufacture. We believe that other types of strain gages are not as reliable or stable as our foil strain gages, but that could change as the technology for these other products continues to evolve. If our competitors are able to improve the quality, performance, or pricing of their products relative to our offerings, our results of operations could be adversely affected.
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
Such transactions, including our acquisition of DTS in June 2021, involve a number of risks, including the following:
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
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property ("IP") rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual "Special 301" Report released in April 2021, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture or do business in are identified in the report as being on the Priority Watch List or the Watch List. In China, for instance, the USTR is concerned about the urgent need to remediate a range of IP-related concerns, including trade secret theft, online piracy and counterfeiting, the high-volume manufacture and export of counterfeit goods, technology transfer requirements imposed as a condition to access the Chinese market, the mandatory application of adverse terms to foreign IP licensors, and IP ownership and research and development localization requirements. Structural impediments to administrative, civil, and criminal IP enforcement are also problematic. The USTR also expressed concern that in India there is a lack of sufficient measurable improvements to its IP framework on long-standing and new challenges that have negatively affected U.S. right holders over the past year. Other countries in which we do business were also identified because of problems in intellectual property enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
Our measurement systems combine sophisticated electronic hardware and computer software. We believe that the sophistication of our systems contributes to their competitive advantage over similar products offered by other system integrators. We go to substantial lengths to assure that our systems are free of design flaws when they are delivered to our customers for installation and testing. However, due to the systems’ complexity, design flaws may occur and require correction. If the requisite corrections are substantial, or difficult to implement due to the systems’ complexity, we may not be able to recover the costs of correction and retesting, with the result that our profit margins on these systems could be substantially reduced, or even negated by losses, and our results of operations could be materially and adversely affected.
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
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2021, 87%.of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States. Any repatriation of such funds could incur local withholding tax in the source and intervening foreign jurisdictions. These amounts could also be subject to certain U.S. state taxes.
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

The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and established. At this stage, it is uncertain what the effects of Brexit will be on our United Kingdom and European operations in fiscal 2022 and beyond, and it is possible that Brexit could impair our ability to transact business in the United Kingdom or countries in the European Union.

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
As of December 31, 2021, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.

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
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (the Chairman of our Board of Directors) and Ziv Shoshani (our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 34.5% of the total voting power of our capital stock as of December 31, 2021. Holders of our Class B convertible common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock. The voting rights of the holders of our Class B convertible common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.
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
•changes in rules or regulations applicable to our business; and
•other factors, including economic instability, COVID-19, labor shortages, supply chain disruptions and changes in political or market conditions.
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
Your percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers, and employees. The Vishay Precision Group, Inc. 2010 Stock Incentive Program, as may be amended from time to time, provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers, and other employees, advisors and consultants.

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our business has approximately 20 principal locations. Our facilities include owned locations and locations leased from third parties. The principal locations, along with available space including administrative offices, are listed below:

	Reporting segment	Approx. Available Space (square feet)
Owned Locations
Wendell, North Carolina USA	Sensors	147,000
Chennai, India (a)	Weighing Solutions	129,000
Holon, Israel	Sensors	97,000
Bradford, United Kingdom	Weighing Solutions	75,000
Kent, Washington	Weighing Solutions	47,000
Akita, Japan (b)	Sensors	46,000
Poestenkill, New York	Measurement Systems	32,000
Chartres, France	Weighing Solutions	11,000
Basingstoke, United Kingdom	Weighing Solutions/Sensors	11,000

Third-Party Leased Locations
Modi'in, Israel	Sensors	121,400
Toronto, Canada	Measurement Systems	65,000
Seal Beach, California	Measurement Systems	49,000
Tianjin, People’s Republic of China	Weighing Solutions	34,000
Omer, Israel	Sensors	24,000
Holon, Israel	Sensors	18,000
Concord, California USA	Measurement Systems	16,000
Taipei, Republic of China (Taiwan)	Weighing Solutions/Measurement Systems	13,000
Teltow, Germany	Sensors	11,000
Degerfors, Sweden	Measurement Systems	10,000
Malvern, Pennsylvania USA	Corporate	8,000
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 688 at March 4, 2022.
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 4, 2022 we had outstanding 1,022,887 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.0% of the voting power of our Company. Mrs. Ruta Zandman, the wife of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (the Chairman of our Board of Directors) and Ziv Shoshani ( our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 34.5% of the total voting power of our capital stock as of December 31, 2021.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. In 2021, the Company updated its listing of peer group companies. The new peer group is made up of eight publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the new peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each new peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2016, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Vishay Precision Group, Inc.	Cumulative $	100.00	133.07	159.95	179.90	166.56	196.40
Russell 2000 Index	Cumulative $	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group beg 2021	Cumulative $	100.00	120.24	112.65	151.44	161.57	181.29
Former Peer Gorup	Cumulative $	100.00	135.72	121.70	161.68	201.43	278.29

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 2021

300.00
250.00
200.00
150.00
100.00
50.00
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Vishay Precision Group, Inc.
Russell 2000 Index
Peer Group
Former Peer Group

*The management selected peer group beginning in 2021 includes: CTS Corp., Luna Innovations Inc., inTEST Corporation, Kyowa, Spectris plc, TT Electronics, FARO Technologies Inc., ESCO Technologies Inc.
** Management's former peer group included: MTS Systems, Kyowa Electronic Instruments, Mettler – Toledo, Spectris, Sensata Technologies, CTS Corp
Item 6. [Reserved]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
VPG is a global, diversified company focused on precision measurement sensing technologies, including specialized sensors, weighing solutions, and measurement systems. Many of our precision measurement sensing products and solutions are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement technologies help ensure and deliver required levels of quality of mission-critical or high-value data. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers products increases, and they integrate more precision measurement sensors and related systems into their solutions in order to link the mechanical and physical world with digital control and/or response, we believe this will offer substantial growth opportunities for our products and expertise.
Impact of COVID-19 on our Business
As of March 4, 2022, all of the Company’s facilities are operating without limitations with the Company implementing COVID-19 best practices with respect to working conditions and enabling some employees to work remotely where possible. Nonetheless, given the impacts to date and the ongoing uncertainty concerning the magnitude of the impact and duration of the COVID-19 pandemic, the ongoing economic disruption may adversely affect the Company’s business and financial results in future periods.
Overview of Financial Results
In the fourth quarter of fiscal 2021, we formally adopted an operationally diversified structure and strategy, through which each of VPG's business segments maintains and deploys distinct go-to-market strategies, technical expertise, capital requirements, and acquisition opportunities. We use an operationally diversified strategy and structure to be close to our customers and to leverage our high-level engineering expertise to optimize and enhance the performance of our customers' solutions. We seek to maximize the performance and value of our businesses by leveraging our accumulated experience, methodologies, and expertise in driving operational excellence across our functional areas, as well as in the allocation of capital and investment.
VPG reports in three product segments: Sensors segment, Weighing Solutions segment, and Measurement Systems segment. The Sensors reporting segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force torque, and pressure. The Measurement Systems reporting segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
Net revenues for the year ended December 31, 2021 were $317.9 million compared to net revenues of $269.8 million for the year ended December 31, 2020. Net earnings attributable to VPG stockholders for the year ended December 31, 2021 were $20.2 million, or $1.48 per diluted share, compared to $10.8 million, or $0.79 per diluted share, for the year ended December 31, 2020.
The results of operations for the years ended December 31, 2021 and 2020 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-

GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Fiscal Year Ended December 31,	2021	2020	2021	2020	2021	2020	2021	2020
As reported - GAAP	125,142	104,271	27,372	22,657	$20,221	$10,787	$1.48	$0.79
As reported - GAAP Margins	39.4%	38.6%	8.6%	8.4%
Acquisition purchase accounting adjustments (a)	2,775	569	2,775	569	2,775	569	0.20	0.04
Acquisition costs (b)			1,198	—	1,198	—	0.09	—
COVID-19 impact (c)	(66)	434	(574)	(366)	(574)	(366)	(0.04)	(0.03)
Start-up costs (d)	3,174	—	3,174	—	3,174	—	0.23	—
Impairment of goodwill and indefinite-lived intangibles			1,223	2,440	1,223	2,440	0.09	0.18
Restructuring costs			76	918	76	918	0.01	0.07
Foreign exchange (gain)/loss (e)					109	2,246	0.01	0.16
Less: Tax effect of reconciling items and discrete tax items (f)					2,596	(1,381)	0.20	(0.11)
As Adjusted - Non GAAP	$131,025	$105,274	$35,244	$26,218	$25,606	$17,975	$1.87	$1.32
As Adjusted - Non GAAP Margins	41.2%	39.0%	11.1%	9.7%

	Year ended
	December 31, 2021	December 31, 2020
Net earnings attributable to VPG stockholders	$20,221	$10,787
Interest Expense	1,230	1,366
Income tax expense	5,469	7,509
Depreciation	11,684	10,064
Amortization	3,312	2,443
EBITDA	$41,916	$32,169
EBITDA MARGIN	13.2%	11.9%
Impairment of goodwill and indefinite-lived intangibles	1,223	2,440
Acquisition purchase accounting adjustments (a)	2,775	569
Acquisition costs (b)	1,198	—
Restructuring costs	76	918
COVID-19 impact (c)	(574)	(366)
Start-up costs (d)	3,174	—
Foreign exchange loss (e)	109	2,246
ADJUSTED EBITDA	49,897	37,976
ADJUSTED EBITDA MARGIN	15.7%	14.1%
(a)     Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)    Acquisition costs associated with the acquisition of DTS in 2021.
(c)    COVID-19 impact is the net impact to the Company of costs incurred as a result of the COVID-19 pandemic, net of government subsidies received.
(d)    Start-up costs in 2021 are associated with the ramp up of our new manufacturing facility in Israel.
(e)    Impact of foreign currency exchange rates on assets and liabilities. In 2020, the change in the dollar-shekel exchange rate, particularly in the fourth quarter of 2020, resulted in an unfavorable foreign exchange impact primarily related to the shekel-denominated lease liability for a new facility in Israel.
(f)    Included in the discrete items for 2021 is a $1.6 million tax benefit related to the acquisition of DTS and in 2020 is a $1.7 million tax expense related to the acquisition of DSI.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2020 and through the fourth quarter of 2021 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2020	2021	2021	2021	2021
Net revenues	$75,445	$70,589	$75,339	$81,974	$90,017

Gross profit margin	38.1%	40.5%	39.6%	38.8%	38.7%

End-of-period backlog	$87,600	$100,700	$130,900	$146,700	$150,500

Book-to-bill ratio	0.93	1.21	1.40	1.21	1.06

Inventory turnover	2.86	2.67	2.64	2.55	2.82

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2020	2021	2021	2021	2021
Sensors
Net revenues	$31,875	$31,815	$31,176	$30,721	$34,149
Gross profit margin	37.5%	40.3%	38.9%	31.1%	32.1%
End-of-period backlog	$42,800	$47,400	$59,200	$70,100	$72,900
Book-to-bill ratio	0.93	1.19	1.38	1.37	1.11
Inventory turnover	3.22	3.06	2.90	3.14	3.53
Weighing Solutions
Net revenues	$29,546	$30,968	$31,675	$30,676	$32,071
Gross profit margin	33.3%	38.0%	37.2%	37.2%	34.0%
End-of-period backlog	$31,000	$35,700	$41,100	$42,600	$41,800
Book-to-bill ratio	1.10	1.16	1.16	1.06	0.98
Inventory turnover	2.81	2.89	2.78	2.47	2.63
Measurement Systems
Net revenues	$14,024	$7,806	$12,488	$20,577	$23,797
Gross profit margin	49.5%	51.4%	47.1%	52.8%	54.7%
End-of-period backlog	$13,800	$17,600	$30,600	$34,000	$35,800
Book-to-bill ratio	0.56	1.48	2.03	1.18	1.08
Inventory turnover	2.26	1.32	1.85	1.92	2.18
Net revenues for the fourth quarter of 2021 increased 9.8% from the net revenues of $82.0 million reported in the third quarter of 2021, and increased 19.3% from $75.4 million for the comparable prior year period.
Net revenues in the Sensors segment of $34.1 million in the fourth quarter of 2021 increased 11.2% from $30.7 million in the third quarter of 2021, and increased 7.1% from $31.9 million in the fourth quarter of 2020. The year over year increase in revenues was primarily attributable to an increase in our sales of precision resistors in the test and measurement and other markets, partially offset by lower sales in the avionics, military and space market. Sequentially, the increase in revenues reflected higher precision resistor sales in the test and measurement and avionics, military and space markets, and an increase mainly in our advanced sensors product line, primarily in our consumer-related markets.
Net revenues in the Weighing Solutions segment of $32.1 million in the fourth quarter of 2021 increased 4.5% compared to revenues of $30.7 million in the third quarter of 2021. The sequential increase in revenues was primarily attributable to higher sales in the process weighing product lines, partially offset by lower sales in our on-board weighing product lines. Net revenues in the fourth quarter of 2021 increased 8.5% compared to $29.5 million in the fourth quarter of 2020 mainly due to an increase in our OEM customers in the construction equipment market and an increase in our process weighing product line, partially offset by lower sales of our on-board weighing product lines.
Net revenues in the Measurement Systems segment of $23.8 million in the fourth quarter of 2021 increased 15.6% from $20.6 million in the third quarter of 2021 and increased 69.7% from $14.0 million in the fourth quarter of 2020. The sequential increase in revenue was primarily attributable to higher KELK steel related sales and DTS products. The year-over-year increase in revenues was primarily attributable to the acquisition of DTS and higher KELK and DSI steel-related sales.
The gross profit margin for the fourth quarter of 2021 decreased 0.1% compared to the third quarter of 2021, and increased 0.6% from the fourth quarter of 2020.
Sequentially, gross profit margins improved in the Sensors and Measurement Systems segments and decreased in the Weighing Solutions segment. In the Sensors segment, the increase in gross profit margin was primarily due to an increase in volume, partially offset by unfavorable foreign exchange rates, wage increases, and labor inefficiencies. In the Weighing Solutions segment, the decline in gross profit margin was primarily due to an unfavorable product mix, reduction of inventory, and higher material costs, partially offset by an increase in volume. In the Measurement Systems segment, gross profit margin increased due to higher volume, which was partially offset by unfavorable product mix and inventory reductions.
Compared to the fourth quarter of 2020, gross profit margins decreased in the Sensors segment and increased in the Weighing Solutions and Measurement Systems segments. In the Sensors segment, the decrease in gross profit margin was primarily due to unfavorable foreign exchange rates, wage increases, and labor inefficiencies, partially offset by an increase in volume. In the Weighing Solutions segment, the increase in gross profit margin was primarily due to higher volume. In the Measurement Systems segment, gross profit margin increased primarily due to higher revenue coming from DTS, which was acquired on June 1, 2021.
Optimize Core Competence
The Company’s core competencies include our innovative deep technical and applications-specific expertise to add value to our customers' products, our strong brands and customer relationships, our focus on operational excellence, our ability to select and develop our management teams, and our proven M&A strategy. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
Our Sensors segment research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state-of-the-art facility that has been constructed in Israel. We fully transitioned to this facility in the third quarter of fiscal 2021.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, China, and Israel, where we can benefit from improved efficiencies or available tax and other government-sponsored incentives. In the past several years, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our load cell products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow and expand our segments. Historically, our growth and acquisition strategy had been largely focused on vertical product integration, using our foil strain gages in our load cell products, and incorporating those products into our weighing solutions. In recent years, we widened our acquisition strategy to include a broader set of precision measurement systems and product companies.
We expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $17.2 million, $12.6 million, and $12.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
The Company recorded restructuring costs of $0.1 million, $0.9 million, and $2.3 million during the years ended December 31, 2021, 2020, and 2019, respectively. In 2021 and 2020, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2021, exchange rate impacts increased net revenues by $5.3 million and increased costs of products sold and selling, general, and administrative expenses by $8.7 million. For the year ended December 31, 2020, exchange rate impacts increased net revenues by $0.9 million and increased costs of products sold and selling, general, and administrative expenses by $2.8 million.
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
Business Combinations
The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired businesses based on estimated fair values, with any residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Different valuations approaches are used to value different types of intangible assets. The Company primarily uses the income approach in the valuation of intangible assets. The income approach to valuation is based on the present value of future cash flows attributable to each identifiable intangible asset. This approach to valuation requires management to make significant estimates and assumptions including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, and customer relationships. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.
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

At the beginning of 2021, we had five reporting units to which goodwill was allocated: steel, on-board weighing, instrumentation, DSI, and DTS. For the steel and on-board weighing goodwill reporting units, we performed the qualitative assessment, which included assessment of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other entity specific events which could impact the reporting unit. Based on this review, it was determined that the fair value of each of those reporting units was in excess of its carrying value and therefore no quantitative impairment test was required.

During the second quarter of 2021, due to updated financial projections, we performed a quantitative impairment test on our instrumentation reporting unit's goodwill and indefinite-lived intangible trade name. Based on this review, we recorded an impairment charge which eliminated that remaining goodwill associated with this reporting unit and reduced the value of the indefinite-lived trade-name.

For the DSI goodwill reporting unit, the Company performed the quantitative impairment test. In estimating the fair value of our DSI reporting unit the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value. The goodwill and indefinite-lived trade name allocated the DTS goodwill reporting unit is still provisional as of December 31, 2021 and therefore will be tested in the following year's annuals impairment test.

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
Our defined benefit plans are concentrated in the United States, Japan and the United Kingdom. Plans in these countries comprise approximately 88% of our retirement obligations at December 31, 2021. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As a result of the Tax Cut and Jobs Act, in 2017 the Company had recorded a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned distribution of approximately $25.5 million of previously unremitted earnings. As of December 31, 2021, the planned distribution amount is approximately $14.1 million with a remaining deferred tax liability of approximately $1.5 million. In addition, we estimate that additional withholding taxes of approximately $22.5 million would be payable upon the distribution of the balance of our previously unremitted earnings at December 31, 2021. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2021, 2020, and 2019
Results of operations by reporting segments for the years ended December 31, 2020 and 2019 have been recast to reflect the new reporting segments as described under Item 7. Overview of Financial Results.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2021	2020	2019
Costs of products sold	60.6%	61.4%	60.7%
Gross profit	39.4%	38.6%	39.3%
Selling, general, and administrative expenses	30.0%	29.0%	28.0%
Operating income	8.6%	8.4%	10.1%
Income before taxes	8.2%	6.8%	9.3%
Net earnings	6.4%	4.0%	7.9%
Net earnings attributable to VPG stockholders	6.4%	4.0%	7.8%

Effective tax rate	21.1%	41.0%	15.7%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019
Net revenues	$317,919	$269,812	$283,958
Change versus prior year	$48,107	$(14,146)
Percentage change versus prior year	17.8%	(5.0)%
Changes in net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019
Change attributable to:
Change in volume	7.8%	(10.0)%
Change in average selling prices	0.5%	0.3%
Foreign currency effects	2.4%	0.2%
Acquisitions	7.1%	4.5%
Net change	17.8%	(5.0)%
During the year ended December 31, 2021, net revenues increased 17.8% over the prior year. Volume increased across all reporting segments, with the most significant increase coming from the industrial weighing, transportation, and other markets in the Weighing Solutions reporting segment. Net revenues in the Measurement Systems segment increased mainly due to the acquisition of DTS on June 1, 2021.

During the year ended December 31, 2020, net revenues decreased 5.0% over the prior year. Volume decreased across all reporting segments, with the most significant declines coming from the industrial weighing market in the Weighing Solutions reporting segment, the transportation market and KELK for the steel market in the Measurement Systems reporting segment, and the precision resistor foil for the test and measurement market in the Sensors reporting segment. This was partially offset by an increase in revenues attributable to the addition of DSI in the Measurement Systems reporting segment.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2021	2020	2019
Gross profit margin	39.4%	38.6%	39.3%
The gross profit margin for the year ended December 31, 2021 increased 0.8% over the prior year. The increase in gross profit margin was primarily due to improved gross profit margins in the Weighing Solutions and Measurement Systems reporting segments, partially offset by decreased gross profit margins in the Sensors reporting segment, which were impacted by start-up costs association with the new manufacturing facility in Israel.

The gross profit margin for the year ended December 31, 2020 decreased 0.7% over the prior year. The reduction in gross profit margin was primarily due to lower volume in the Weighing Solutions and Measurement Systems reporting segments, and negative impacts of foreign currency exchange rates of $1.0 million, partially offset by manufacturing efficiencies, primarily from the Sensors reporting segment.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019
Net revenues	$127,861	$120,754	$121,827
Change versus prior year	$7,107	$(1,073)
Percentage change versus prior year	5.9%	(0.9)%
Changes in Sensors segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019
Change attributable to:
Change in volume	4.5%	(1.8)%
Change in average selling prices	0.8%	0.4%
Foreign currency effects	0.6%	0.5%
Net change	5.9%	(0.9)%
For the year ended December 31, 2021, net revenues increased 5.9% as compared to the prior year, due to increases in our net revenues from the advanced sensors product line, primarily in our test and measurement and general industrial markets and in net revenues from our precision resistor products in the test and measurement market. These increases were partially offset by declines in net revenues from our precision resistor products in our avionics, military and space market and net revenues from strain gage products in our other markets.

For the year ended December 31, 2020, net revenues decreased 0.9% as compared to the prior year. Increases in our net revenues from the advanced sensors product line, primarily in our consumer-related markets, and net revenues from our precision resistor products in the avionics, military and space market, were offset by declines in net revenues from our precision resistor products in the test and measurement market and net revenues from strain gage products in our general industrial market.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Years ended December 31,
	2021	2020	2019
Gross profit margin	35.6%	39.3%	40.4%

For the year ended December 31, 2021, the gross profit margin decreased 3.7% as compared to the prior year primarily due to manufacturing inefficiencies with the start-up up our new production facility in Israel.

For the year ended December 31, 2020, the gross profit margin decreased 1.1% as compared to the prior year primarily due to lower volume from products in the test and measurement and general industrial market segments, unfavorable product mix and negative impacts from foreign currency exchange rates, primarily from the Israeli shekel.

Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019
Net revenues	$125,390	$101,386	$119,854
Change versus prior year	$24,004	$(18,468)
Percentage change versus prior year	23.7%	(15.4)%
Changes in Weighing Solutions segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019
Change attributable to:
Change in volume	19.5%	(15.7)%
Change in average selling prices	0.3%	0.0%
Foreign currency effects	3.9%	0.3%
Net change	23.7%	(15.4)%
For the year ended December 31, 2021, net revenues increased 23.7% from the prior year reflecting improved volume in our force sensors products, which were significantly impacted in 2020 by production limitations due to the COVID-19 pandemic. During 2020, our manufacturing facility in India operated at partial capacity as a result of government mandated restrictions until July 1, 2020, when restrictions were lifted. Our on-board weighing products also contributed higher volume mainly in the transportation market.
For the year ended December 31, 2020, net revenues decreased 15.4% from the prior year mainly reflecting the impact of the COVID-19 pandemic on our India facility, where production was limited. The manufacturing facility in India operated at partial capacity as a result of government mandated restrictions until July 1, 2020, when restrictions were lifted. By the end of the third quarter of 2020, the facility was back to running at pre-pandemic capacity.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Years ended December 31,
	2021	2020	2019
Gross profit margin	36.6%	31.8%	33.9%
For the year ended December 31, 2021, the gross profit margin increased 4.8% as compared to the prior year primarily due to improved volume in our force sensors and on-board weighing products.
For the year ended December 31, 2020, the gross profit margin decreased 2.1% as compared to the prior year primarily due to volume declines resulting from the government mandated restrictions, partially offset by cost savings initiatives.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019
Net revenues	$64,668	$47,672	$42,277
Change versus prior year	$16,996	$5,395
Percentage change versus prior year	35.7%	12.8%

Changes in Measurement Systems segment net revenues were attributable to the following:

	2021 vs. 2020	2020 vs. 2019
Change attributable to:
Change in volume	1.5%	(17.8)%
Change in average selling prices	0.3%	0.5%
Foreign currency effects	4.3%	(0.3)%
Acquisitions	29.6%	30.4%
Net change	35.7%	12.8%
For the year ended December 31, 2021, net revenues increased 35.7% as compared to the prior year. The revenues generated by DTS in our transportation market and steel-related sales from DSI were partially offset by lower KELK steel-related sales and lower Pacific-related sales in our avionics, military and space market.

For the year ended December 31, 2020, net revenues increased 12.8% as compared to the prior year. The revenues generated by DSI were partially offset by lower volume KELK steel-related sales.

Gross profit as a percentage of net revenues for the Measurement Systems segment was as follows:

	Years ended December 31,
	2021	2020	2019
Gross profit margin	52.2%	51.4%	51.5%
For the year ended December 31, 2021, the gross profit margin increased 0.8% from the prior year. Volume improvements partially offset the negative impacts of the purchase accounting adjustments recorded in 2021 in connection with the DTS acquisition.

For the year ended December 31, 2020, the gross profit margin decreased 0.1% from the prior year. Volume declines were partially offset by government subsidies received in Canada, which resulted in gross profit margin remaining fairly flat compared to the prior year. We also recorded less purchase accounting adjustments in 2020 as compared to 2019, which had a positive impact to the gross profit margin.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2021	2020	2019
Total SG&A expenses	$95,273	$78,256	$79,622
as a percentage of net revenues	30.0%	29.0%	28.0%
SG&A expenses for the year ended December 31, 2021 increased $17.0 million as compared to the prior year due to SG&A expenses related to the acquisition of DTS, higher personnel costs and unfavorable foreign currency exchange rate impacts, mainly from the Israeli shekel.
SG&A expenses for the year ended December 31, 2020 decreased $1.4 million as compared to the prior year due to lower travel costs, personnel costs, commissions, and professional fees, partially offset by SG&A expenses related to DSI, and unfavorable foreign currency exchange rate impacts, mainly from the Israeli shekel.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the year ended December 31, 2021, as a result of our interim impairment test performed on goodwill and indefinite-lived intangible assets, we recorded a $1.2 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets. See our critical accounting policies and Note 4 for further discussion. For the year ended December 31, 2020, as a result of our required annual impairment test performed on goodwill and indefinite-lived intangible assets, we recorded a $2.4 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets. For the year ended December 31, 2019, there was no impairment on goodwill and indefinite-lived intangible assets.

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
The Company recorded restructuring costs of $0.1 million, $0.9 million, and $2.3 million during the years ended December 31, 2021, 2020, and 2019 respectively. In 2021 and 2020, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China.
Acquisition Costs
For the year ended December 31, 2021, we recorded acquisition costs in our consolidated statements of operations of $1.2 million in connection with the acquisition of DTS. There were no acquisition costs recorded in our consolidated statements of operations for the year ended December 31, 2020. For the year ended December 31, 2019, we recorded acquisition costs in our consolidated statements of operations of $0.4 million in connection with the acquisitions of DSI.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Interest expense was lower in 2021 compared to 2020 mainly due to more favorable borrowing rates during 2021. Interest expense in 2020 was lower as compared to 2019 mainly due to the lower debt balances during 2020 and the favorable borrowing rates negotiated with the 2020 Restated and Amended Revolving Credit Facility in March 2020.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2021	2020	Change
Foreign exchange loss	$(110)	$(2,246)	$2,136
Interest income	252	246	6
Pension expense	(468)	(738)	270
Other	96	(244)	340
	$(230)	$(2,982)	$2,752
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2021, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel. Additionally in 2021, there were favorable foreign exchange impacts from the Japanese yen and the Canadian dollar.

	Years ended December 31,
	2020	2019	Change
Foreign exchange loss	$(2,246)	$(1,638)	$(608)
Interest income	246	622	(376)
Pension expense	(738)	(643)	(95)
Other	(244)	958	(1,202)
	$(2,982)	$(701)	$(2,281)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2020, as compared to the prior year period, was primarily due to fluctuations in the Israeli shekel. The change in the dollar-shekel exchange rate, particularly in the fourth quarter of 2020, resulted in an unfavorable foreign exchange impact primarily related to the shekel-denominated lease liability for a new Sensors facility in Israel. Included within Other, for the year ended December 31, 2019, is net proceeds of $0.8 million related to a liquidation of a foreign subsidiary.
Income Taxes
Our effective tax rate for the year ended December 31, 2021 was 21.1%, as compared to 41.0% for the year ended December 31, 2020 and 15.7% for the year ended December 31, 2019. Our effective tax rate was lower in 2021 compared to 2020 primarily due to changes in valuation allowances as result of the completion of purchase accounting of DSI in 2020 and the acquisition of DTS in 2021. Our effective tax rate in 2020 was higher as compared to 2019 primarily due to a net increase in valuation allowance on deferred tax assets as a result of our acquisition of DSI, reserves for impairment of certain intangible assets, foreign currency, and changes in the geographical mix of income.
We reassessed our ability to realize our U.S. deferred tax assets during 2021 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:
2021
•8.1% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates.
•4.6% decrease related to a decrease in valuation allowance, primarily as a result of the acquisition of DTS
•1.5% decrease related to state income taxes
•1.3% decrease related to specialty tax credits
2020
•13.4% increase related to an increase in valuation allowance, primarily a result of the completion of purchase accounting for DSI
•5.8% increase related to the loss of the benefit of current year U.S. net operating loss as a result of the Tax Cuts and Jobs Act ("2017 Tax Act") enacted on December 22, 2017 and the effects of GILTI.
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
•2.4% decrease related to a reduction in valuation allowance. This reduction was primarily a result of the acquisition of DSI
•1.4% decrease related to stock compensation.
•2.5% increase related to changes in reserves for uncertain tax positions.
•3.7% increase related to the loss of the benefit of current year U.S. net operating loss as a result of the 2017 Tax Act and the effects of GILTI.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources
Refer to Item 7. “Financial Condition, Liquidity, and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a comparison of the year ended December 31, 2020 to the year ended December 31, 2019.
We believe that our current cash and cash equivalents, credit facilities, and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement. The proceeds of the 2020 Revolving Facility may be used on an ongoing basis for working capital and general corporate purposes. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2021. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our other long-term debt is not significant and consisted of zero interest rate debt held by one of our Japanese subsidiaries which was fully paid off in 2021. See Note 7 to our consolidated financial statements for additional details.
Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2021 was $33.5 million as compared to $35.3 million for the year ended December 31, 2020. Our net cash used in investing activities for the year ended December 31, 2021 was $64.0 million, which includes $47.2 million for the purchase of DTS, compared to $21.8 million for the year ended December 31, 2020. Our net cash provided by financing activities for the year ended December 31, 2021 was $18.8 million which includes the borrowing on the 2020 credit facility for the acquisition of DTS, as compared to net cash used for financing activities of $5.0 million for the year ended December 31, 2020.
Approximately 87% and 90% of our cash and cash equivalents balance at December 31, 2021 and 2020, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2021 and December 31, 2020:

	December 31,
	2021	2020
Asia	24%	18%
United States	13%	10%
Israel	25%	26%
Europe	18%	16%
United Kingdom	12%	18%
Canada	8%	12%
Total	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2021, to be indefinitely reinvested.
For the year ended December 31, 2021, we generated adjusted free cash flow of $16.7 million. We define “adjusted free cash flow,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash provided by operating activities ($33.5 million) in excess of our capital expenditures ($17.1 million) and net of proceeds from the sale of assets ($0.2 million).
The following table summarizes the components of net cash at December 31, 2021 and at December 31, 2020 (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$84,335	$98,438

Third-party debt, including current and long-term
Revolving debt	61,000	41,000
Third-party debt held by Japanese subsidiary	—	18
Deferred financing costs	(286)	(374)
Total third-party debt	60,714	40,644
Net cash	$23,621	$57,794
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
Our financial condition as of December 31, 2021 is strong, with a current ratio (current assets to current liabilities) of 3.6 to 1.0, as compared to a current ratio of 4.7 to 1.0 at December 31, 2020.
Cash paid for property and equipment for the year ended December 31, 2021 and December 31, 2020 was $17.1 million and $22.9 million, respectively. Capital spending for 2021 was comprised of building projects related to capacity expansion in Israel and other projects related to the normal maintenance of business, cost reduction programs, and some carryover projects from 2020. Capital expenditures for 2022 are expected to be approximately $32.4 million, which includes approximately $11.8 million in capital equipment for capacity expansion in the Sensors reporting segment and expected building projects of approximately $13.7 million for capacity expansion, mainly in Asia.
As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements.
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
Forward-Looking Statements
From time to time, information provided by us, including, but not limited to, statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or other statements made by or on our behalf, may contain or constitute "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.
Such statements (including those regarding our new corporate strategy), are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation, global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; the Company’s status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; the Company’s ability to execute its business continuity, operational and budget plans in light of the COVID-19 pandemic; and other factors affecting our operations, markets, products, services, and prices that are set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The Company entered into a third amended and restated revolving credit facility on March 20, 2020. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2021, the Company had $61.0 million of borrowings outstanding under the revolving credit facility.
At December 31, 2021, we had $84.3 million of cash and cash equivalents, which accrue interest at various variable rates.

Based on the debt and cash positions at December 31, 2021 and 2020, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.1 million and $0.2 million in 2021 and 2020, respectively.
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
We have performed a sensitivity analysis as of December 31, 2021 and 2020, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2021 and 2020, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $3.0 million and $2.3 million for the years ended December 31, 2021 and December 31, 2020, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.9 million and $1.5 million for the years ended December 31, 2021 and December 31, 2020, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our evaluation of internal control over financial reporting did not include the internal controls of the business acquired upon the purchase of Diversified Technical Systems, Inc., which is included in our 2021 consolidated financial statements beginning June 1, 2021 and constituted 4.4% of our total assets at December 31, 2021 and 6.0% of our net revenues for the year ended December 31, 2021. We are currently in the process of integrating Diversified Technical Systems, Inc. into our internal control over financial reporting process.
Brightman Almagor Zohar & Co., a firm in the Deloitte global network, has issued an attestation report on the effectiveness of our internal control over financial reporting, as stated in their report which is set forth on the next page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vishay Precision Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 4, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Diversified Technical Systems, Inc., which was acquired on June 1, 2021, and whose financial statements constitute 4.4% of total assets at December 31, 2021 and 6.0% of net revenues for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Diversified Technical Systems, Inc.

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

/s/ Brightman Almagor Zohar & Co,
A Firm in the Deloitte Global Network
Tel Aviv, Israel
March 4, 2022

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as part of Form 10-K
i)Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2021 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.
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

10.41†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.42†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and William M. Clancy (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.43†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Amir Tal (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.44
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

Exhibit No.	Description
31.2
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2021, furnished in XBRL (eXtensible Business Reporting Language)).
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 4, 2022		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 4, 2022
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 4, 2022
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Marc Zandman	Director	March 4, 2022
Marc Zandman

/s/ Saul V. Reibstein	Director	March 4, 2022
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	March 4, 2022
Timothy V. Talbert

/s/ Janet Clarke	Director	March 4, 2022
Janet Clarke

/s/ Bruce Lerner	Director	March 4, 2022
Bruce Lerner

/s/ Wesley Cummins	Director	March 4, 2022
Wesley Cummins

/s/ Sejal Shah Gulati	Director	March 4, 2022
Sejal Shah Gulati

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite-lived Intangible Assets –DSI Reporting Unit — Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The Company's quantitative goodwill and indefinite-lived intangible assets impairment test involves the comparison of the fair value of each reporting unit or asset to its carrying value.

In estimating the fair value of the DSI reporting unit, the Company used the income approach to evaluate the estimated fair value of the reporting unit. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of the discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting unit. In estimating the fair value of the indefinite-lived trade name, the Company compares the carrying value to the fair value based on current revenue projections of the related operation, under the relief from royalty method. Any excess carrying value over the applicable fair value is recognized as impairment.

The carrying amount of goodwill and indefinite-lived trade name as of December 31, 2021, for the DSI reporting unit is $16.9 million and $3.3 million, respectively. The fair value of the DSI reporting unit and indefinite-lived trade name exceeds the carrying value by approximately 12% and 15%, respectively.

We identified goodwill and indefinite-lived trade name for the DSI reporting unit as a critical audit matter because of the significant judgments made by management to estimate fair value and the sensitivity to changes in management estimates and assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profitability, working capital requirements and selection of the discount rate and long term growth rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, profitability, working capital requirements and selection of the discount rate and long term growth rate used by management to estimate the fair value of the DSI reporting unit and indefinite-lived trade name included the following, among others:

•We tested the effectiveness of controls over management’s impairment evaluation, including those over the determination of the fair value of the DSI reporting unit and indefinite-lived trade name, such as controls related to management’s forecasts of future revenues, profitability, working capital requirements and selection of the discount rate and long term growth rate.
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
•With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the discount rate and long term growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and long term growth rate selected by management.

Acquisition of Diversified Technical Systems, Inc. ("DTS") — Intangible Assets Acquired — Refer to Notes 1 and 3 to the Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of DTS, for $47.2 million on June 1, 2021. The Company allocated the purchase price between tangible and intangible assets acquired and liabilities assumed based on estimated fair values, with any residual of the purchase price recorded as goodwill. The provisional fair values assigned to the technology, customer relationships and trade name of DTS were $13.2 million, $8.1 million and $2.4 million, respectively. Management estimated the fair value of these intangible assets using the income approach, which is based on the present value of the future cash flows attributable to each identifiable intangible asset. The income approach to valuation required management to make significant estimates and assumptions related to future cash flows and discount rates.

We identified the fair value of the intangible assets acquired as a critical audit matter because of the significant judgments, estimates and assumptions made by management to estimate their fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of future cash flows and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future cash flows and selection of discount rates used by management to estimate the fair value of the acquired intangible assets included the following, among others:

•We tested the effectiveness of controls over management’s purchase price allocation, including those over the determination of the fair value of the intangible assets, such as controls related to management’s forecasts of future cash flows and selection of discount rate.
•We evaluated the reasonableness of management’s forecasts of future cash flows by comparing the forecasts to historical results and internal communications by management to the Board of Directors.

•With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Brightman Almagor Zohar & Co.
A Firm in the Deloitte Global Network
Tel Aviv, Israel
March 4, 2022

We have served as the Company’s auditor since 2019.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,335	$98,438
Accounts receivable, net of allowances for credit losses of $740 and $879, respectively	58,265	45,339
Inventories:
Raw materials	25,464	21,894
Work in process	23,851	21,534
Finished goods	27,112	18,920
Inventories	76,427	62,348
Prepaid expenses and other current assets	15,916	15,761
Total current assets	234,943	221,886

Property and equipment:
Land	4,241	4,282
Buildings and improvements	68,778	67,581
Machinery and equipment	122,202	115,717
Software	8,871	10,026
Construction in progress	7,747	6,341
Accumulated depreciation	(130,619)	(128,931)
Property and equipment, net	81,220	75,016

Goodwill	45,830	31,105
Intangible assets, net	52,437	32,039
Operating lease right-of-use assets	27,764	21,788
Other assets	19,695	20,053
Total assets	$461,889	$401,887

Continues on the following page

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2021	December 31, 2020
Liabilities and equity
Current liabilities:
Trade accounts payable	$14,876	$10,487
Payroll and related expenses	23,772	17,595
Other accrued expenses	17,596	13,843
Income taxes	3,774	1,593
Current portion of operating lease liabilities	4,610	4,011
Current portion of long-term debt	—	18
Total current liabilities	64,628	47,547

Long-term debt, less current portion	60,714	40,626
Deferred income taxes	5,848	3,403
Operating lease liabilities	25,140	19,504
Other liabilities	16,264	16,263
Accrued pension and other postretirement costs	12,253	16,687
Total liabilities	184,847	144,030

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued		—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,603,220 shares outstanding as of December 31, 2021 and 12,552,439 shares outstanding as of December 31, 2020	1,322	1,317
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,022,887 shares outstanding as of December 31, 2021 and December 31, 2020	103	103
Treasury stock, at cost - 619.667 shares held at December 31, 2021 and December 31, 2020	(8,765)	(8,765)
Capital in excess of par value	199,151	197,764
Retained earnings	120,296	100,075
Accumulated other comprehensive loss	(35,008)	(32,671)
Total Vishay Precision Group, Inc. stockholders' equity	277,099	257,823
Noncontrolling interests	(57)	34
Total equity	277,042	257,857
Total liabilities and equity	$461,889	$401,887

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2021	2020	2019
Net revenues	$317,919	$269,812	$283,958
Costs of products sold	192,777	165,541	172,341
Gross profit	125,142	104,271	111,617

Selling, general, and administrative expenses	95,273	78,256	79,622
Acquisition costs	1,198	—	443
Impairment of goodwill and indefinite-lived intangibles	1,223	2,440	—
Executive severance costs	—	—	611
Restructuring costs	76	918	2,293
Operating income	27,372	22,657	28,648

Other income (expense):
Interest expense	(1,230)	(1,366)	(1,507)
Other	(230)	(2,982)	(701)
Other expenses - net	(1,460)	(4,348)	(2,208)

Income before taxes	25,912	18,309	26,440

Income tax expense	5,469	7,509	4,145

Net earnings	20,443	10,800	22,295
Less: net earnings attributable to noncontrolling interests	222	13	107
Net earnings attributable to VPG stockholders	$20,221	$10,787	$22,188

Basic earnings per share attributable to VPG stockholders	$1.49	$0.80	$1.64
Diluted earnings per share attributable to VPG stockholders	$1.48	$0.79	$1.63

Weighted average shares outstanding - basic	13,616	13,566	13,515
Weighted average shares outstanding - diluted	13,657	13,623	13,597
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2021	2020	2019
Net earnings	$20,443	$10,800	$22,295

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,684)	5,169	558
Pension and other postretirement actuarial items	2,347	(137)	(796)
Other comprehensive income (loss)	(2,337)	5,032	(238)

Comprehensive income	18,106	15,832	22,057

Less: comprehensive income attributable to noncontrolling interests	222	13	107

Comprehensive income attributable to VPG stockholders	$17,884	$15,819	$21,950
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities
Net earnings	$20,443	$10,800	$22,295
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	1,223	2,440	—
Depreciation and amortization	14,996	12,507	11,795
Loss from extinguishment of debt	—	30	—
(Gain) loss on disposal of property and equipment	(5)	(130)	34
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	—	(827)
Share-based compensation expense	2,244	1,387	1,336
Inventory write-offs for obsolescence	2,288	2,525	2,588
Deferred income taxes	(3,256)	1,153	(2,556)
Other	(2,605)	1,735	358
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,038)	(753)	11,369
Inventories	(8,626)	2,986	(619)
Prepaid expenses and other current assets	(56)	67	(5,087)
Trade accounts payable	3,292	59	(2,273)
Other current liabilities	11,637	507	(7,481)
Net cash provided by operating activities	33,537	35,313	30,932
Investing activities
Capital expenditures	(17,061)	(22,949)	(11,196)
Proceeds from sale of property and equipment	231	983	615
Purchase of business	(47,216)	156	(40,481)
Net cash used in investing activities	(64,046)	(21,810)	(51,062)
Financing activities
Principal payments on long-term debt	(18)	(3,493)	(4,618)
Debt issuance costs	—	(402)	—
Proceeds from revolving facility	20,000	—	22,000
Purchase of non-controlling interest	—	(253)	—
Distributions to noncontrolling interests	(313)	(70)	(52)
Payments of employee taxes on certain share-based arrangements	(853)	(813)	(854)
Net cash (used in) provided by financing activities	18,816	(5,031)	16,476
Effect of exchange rate changes on cash and cash equivalents	(2,410)	3,056	405
(Decrease) increase in cash and cash equivalents	(14,103)	11,528	(3,249)

Cash and cash equivalents at beginning of year	98,438	86,910	90,159
Cash and cash equivalents at end of year	$84,335	$98,438	$86,910
Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(17,567)	$(24,327)	$(10,529)
Capital expenditures accrued but not yet paid	$3,068	$2,561	$1,183
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2019	$1,307	$103	$(8,765)	$196,666	$66,569	$(37,465)	$218,415	$38	$218,453
Net earnings	—	—	—	—	22,188	—	22,188	107	22,295
Other comprehensive loss	—	—	—	—	—	(238)	(238)	—	(238)
Share-based compensation expense	—	—	—	1,336	—	—	1,336	—	1,336
Restricted stock issuances (48,482 shares)	5	—	—	(877)	—	—	(872)	—	(872)
Conversion from Class B to common stock (2,271 shares)	—	—	—	—	—	—	—	—	—
Cumulative effect adjustment for adoption of ASC 842	—	—	—	—	531	—	531	—	531
Impact due to DSI acquisition	—	—	—	—	—	—	—	299	299
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(52)	(52)
Balance at December 31, 2019	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings	—	—	—	—	10,787	—	10,787	13	10,800
Other comprehensive income	—	—	—	—	—	5,032	5,032	—	5,032
Share-based compensation expense	—	—	—	1,387	—	—	1,387	—	1,387
Restricted stock issuances (52.433 shares)	5	—	—	(796)	—	—	(791)	—	(791)
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	20,221	—	20,221	222	20,443
Other comprehensive loss	—	—	—	—	—	(2,337)	(2,337)	—	(2,337)
Share-based compensation expense				2,244	—	—	2,244	—	2,244
Restricted stock issuances (50,781 shares)	5			(857)	—	—	(852)	—	(852)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(313)	(313)
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
See accompanying notes.

Vishay Precision Group, Inc.
Notes to Consolidated Financial Statements
Note 1 – Background and Summary of Significant Accounting Policies
Background
Vishay Precision Group, Inc. (“VPG” or the “Company”) is a global, diversified company focused on precision measurement sensing technologies, including specialized sensors, weighing solutions, and measurement systems. Many of our precision measurement sensing products and solutions are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
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
Change in Segment Reporting
In the fourth quarter of 2021, the Company formally adopted an operationally diversified structure and strategy, by which each of VPG's operating segments maintains and deploys specific go-to-market strategies, technical expertise, capital requirements, and acquisition opportunities. This change in structure and strategy impacted the Company's reportable segments beginning in the fourth quarter of 2021, but did not impact the Company's consolidated financial statements. As a result, we recast our businesses into new reporting segments and the results of operations by reporting segments for prior periods presented in the financial statements have been recast to reflect the new reporting segments. Refer to Note 13 for further information about the Company's reporting segments.
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

Note 1 – Background and Summary of Significant Accounting Policies (continued)
Sales, value added taxes and other taxes collected concurrent with revenue-producing activities are excluded from revenue. See Note 2 for further details on Revenues.
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $17.2 million, $12.6 million, and $12.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2021 or 2020.
Allowance for Credit Losses
The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses was $0.7 million and $0.9 million at December 31, 2021 and 2020, respectively. The credit loss was $0.1 million, $0.3 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment are carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to fifteen years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $11.7 million, $10.1 million, and $10.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, which included software depreciation expense of $0.6 million, $0.7 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 1 – Background and Summary of Significant Accounting Policies (continued)

Business Combinations
The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired businesses based on estimated fair values, with any residual of the purchase price recorded as goodwill. Estimating fair values requires significant judgments, estimates and assumptions including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, and customer relationships. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.

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

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As described in Note 4 to the consolidated financial statements, the 2021 interim impairment test resulted in an impairment charge in the second quarter of 2021. The 2020 annual impairment test resulted in an impairment charge in the fourth quarter of 2020. In 2019 the annual impairment test resulted in no impairment.

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

Note 1 – Background and Summary of Significant Accounting Policies (continued)
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
Note 2 – Revenues
The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Year Ended December 31, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$39,845	$52,542	$40,095	$132,482
United Kingdom	3,083	16,577	752	20,412
Other Europe	25,859	39,549	2,503	67,911
Israel	22,391	994	—	23,385
Asia	36,683	15,719	7,476	59,878
Canada	—	9	13,842	13,851
	$127,861	$125,390	$64,668	$317,919

	Year Ended December 31, 2020
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$39,624	$46,980	$21,656	$108,260
United Kingdom	3,047	19,866	229	23,142
Other Europe	29,473	23,114	2,098	54,685
Israel	21,432	384	—	21,816
Asia	27,178	10,876	5,376	43,430
Canada	—	166	18,313	18,479
	$120,754	$101,386	$47,672	$269,812

	Year Ended December 31, 2019
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$47,220	$54,679	$12,416	$114,315
United Kingdom	2,779	26,026	402	29,207
Other Europe	31,927	26,437	1,635	59,999
Israel	12,401	415	—	12,816
Asia	27,500	11,654	5,663	44,817
Canada	—	643	22,161	22,804
	$121,827	$119,854	$42,277	$283,958

The following table disaggregates net revenue by market sector (in thousands):

	Years Ended December 31,
	2021	2020	2019
Test & Measurement	$64,124	$53,633	$64,982
Avionics, Military & Space	27,303	32,607	23,653
Transportation	49,562	29,483	36,914
Other Markets	71,577	58,256	50,169
Industrial Weighing	50,626	43,441	54,678
General Industrial	16,771	15,351	20,466
Steel	37,956	37,041	33,096
	$317,919	$269,812	$283,958
Contract Assets & Liabilities

Contract assets are established when revenues are recognized prior to a contractual payment due from the customer. When a payment becomes due based on the contract terms, the Company will reduce the contract asset and record a receivable. Contract liabilities are deferred revenues that are recorded when cash payments are received or due in advance of our

Note 2 – Revenues (continued)
performance obligations. Our payment terms vary by the type and location of the products offered. The term between invoicing and when payment is due is not significant.

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
December 31, 2020	$3,605	$2,873
December 31, 2021	$3,570	$4,765
Increase ( decrease)	$(35)	$1,892
The amount of revenue recognized during the year ended December 31, 2021 that was included in the contract liability balance at December 31, 2020 was $2.7 million.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts that have a duration of one year or less and for contracts that are substantially complete. The Company treats shipping and handling activities as fulfillment costs.

Note 3 – Acquisition Activity

Diversified Technical Systems, Inc.

On June 1, 2021, VPG completed the acquisition of California-based Diversified Technical Systems, Inc. (“DTS”), a manufacturer of data acquisition systems and sensors for product safety and testing, for a purchase price of $47.2 million. The Company used cash on hand and borrowings under its revolving credit facility to fund the purchase price under the purchase agreement. DTS reports into the Company's Measurement System segment. The following table summarizes the provisional fair values assigned to the assets and liabilities of DTS as of June 1, 2021 (in thousands):

June 1, 2021
Working capital	$12,587
Property and equipment	1,209
Deferred income tax liability	(6,178)

Intangible assets:
Acquired technology	13,167
Customer relationships	8,135
Trade names	2,393
Total intangible assets	23,695
Fair value of acquired identifiable assets	31,313
Purchase price	$47,216
Goodwill	$15,903
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

Note 3 – Acquisition Activity ( continued)
The Company recorded acquisition costs associated with this transaction as follows (in thousands):

Year Ended December 31,
2021
Legal fees	$341
Appraisal fees	18
Investment banker fees and insurance costs	839
$1,198

Included in the results of the operations of the Company, starting on June 1, 2021, are net revenues of $19.2 million and net earnings of $1.2 million for the year ended December 31, 2021. DTS results include amortization of the inventory step-up of $2.7 million and amortization of intangible assets of $0.8 million for year ended December 31, 2021.

Following are the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DTS acquisition had been consummated on January 1, 2020 (unaudited):

	Year ended December 31,	Year ended December 31,
	2021	2020
	(unaudited)	(unaudited)
Pro forma net revenues	$331,155	$301,577

Pro forma net earnings attributable to VPG stockholders	$25,109	$14,289

Pro forma basic earnings per share attributable to VPG stockholders	$1.84	$1.05
Pro forma diluted earnings per share attributable to VPG stockholders	$1.84	$1.05

Dynamic Systems Inc.

On November 1, 2019, VPG completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a provider of specialized dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes, for a purchase price of $40.3 million. DSI reports into the Company's Measurement Systems segment. The following table summarizes the final fair values assigned to the assets and liabilities of DSI as of November 1, 2019 (in thousands):

November 1, 2019
Working capital (a)	$6,740
Property and equipment	1,727
Long-term deferred income tax liability	(2,643)
Non-Controlling interest	(299)
Intangible assets:
Patents and acquired technology	10,250
Customer relationships	4,344
Trade names	3,300
Total intangible assets	17,894
Fair value of acquired identifiable assets and liabilities	23,419
Purchase price	40,325
Goodwill	$16,906
(a) Working capital accounts include accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, and accrued payroll.

Note 3 – Acquisition Activity ( continued)
The weighted average useful lives for the patents and acquired technology and customer relationships are 16 years and 15 years, respectively. Most of the goodwill associated with DSI is deductible for income tax purposes.
The Company recorded acquisition costs of associated with this transaction in its consolidated statements of operation as follows (in thousands):

Year ended December 31,
2019
Accounting and legal fees	$214
Appraisal fees	13
Other	216
$443

Note 4 – Goodwill and Other Intangible Assets

At the beginning of 2021, the Company had five reporting units to which goodwill was allocated: steel, on-board weighing, instrumentation, DSI, and DTS.

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

During the second quarter of 2021, due to updated financial projections, the Company performed a quantitative impairment test on its instrumentation reporting unit's goodwill and indefinite-lived intangible trade name. The Company recognized a non-cash impairment loss of $1.1 million in goodwill and $0.1 million in indefinite-lived intangible trade name. The impairment was driven mainly by changes in forecasted projections including slower growth rate in revenues. The Company performed its annual impairment test on indefinite-lived trade names as of the first day of the fourth fiscal quarter of 2021. The impairment test indicated no additional impairment. After considering the impact of the second quarter impairment charges, the carrying amount of goodwill and indefinite-lived trade names as of December 31, 2021 was $0.0 million and $0.3 million, respectively.

For the DSI goodwill reporting unit, the Company performed the quantitative impairment test. In estimating the fair value of our DSI reporting unit the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. In 2021, the results of the quantitative impairment test for the DSI reporting unit indicated no impairment, with the fair value exceeding the carrying value by approximately 12% for goodwill and 15% for the indefinite-lived trade name.
The Company's analysis in 2020 resulted in the fair value exceeding the carrying value for the DSI reporting unit and a non-cash impairment loss of $2.4 million for the instrumentation reporting unit.
In 2019, the Company did not recognize an impairment for the instrumentation reporting unit, as the fair value exceeded its carrying value by approximately 12%.
The goodwill and indefinite-lived trade name allocated the DTS goodwill reporting unit is still provisional as of December 31, 2021 and therefore will be tested in the following year's annuals impairment test.
The change in the carrying amount of goodwill by segment is as follows (in thousands):

Note 4 – Goodwill and Other Intangible Assets (continued)

	Total	Measurement Systems
		KELK Acquisition	DSI Acquisition	Stress-Tek Acquisition	Pacific Instruments Acquisition	DTS Acquisition
Balance at January 1, 2020	$35,018	$6,559	$18,606	$6,311	$3,542	$—
Adjustment to goodwill acquired	(1,700)	—	(1,700)	—	—	—
Impairment charges	(2,416)	—	—	—	(2,416)	—
Foreign currency translation adjustment	203	167	36	—	—	—
Balance at December 31, 2020	31,105	6,726	16,942	6,311	1,126	—
Goodwill acquired	15,903	—	—	—	—	15,903
Impairment charges	(1,126)	—	—	—	(1,126)	—
Foreign currency translation adjustment	(52)	(20)	(32)	—	—	—
Balance at December 31, 2021	$45,830	$6,706	$16,910	$6,311	$—	$15,903
Intangible assets were as follows (in thousands):

	December 31,
	2021	2020
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$33,026	$19,804
Customer relationships	34,036	26,061
Trade names	1,665	1,747
Non-competition agreements	11,335	12,259
	80,062	59,871
Accumulated amortization:
Patents and acquired technology	(7,430)	(5,895)
Customer relationships	(14,918)	(13,363)
Trade names	(1,665)	(1,747)
Non-competition agreements	(11,329)	(12,250)
	(35,342)	(33,255)
Net intangible assets subject to amortization	$44,720	$26,616

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	7,717	5,423
	$52,437	$32,039
Certain intangible assets are subject to foreign currency translation.
In conjunction with the acquisition of DTS on June 1, 2021 (See Note 3), the Company allocated $8.1 million of the purchase price to customer relationships, $13.2 million to patents and acquired technology, and $2.4 million to indefinite-lived trade names.
Amortization expense was $3.3 million, $2.4 million, and $1.7 million, for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense in 2021 included $0.8 million related to the DTS acquisition.

Note 4 – Goodwill and Other Intangible Assets (continued)
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2022	$3,873
2023	3,767
2024	3,734
2025	3,733
2026	3,733

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
The Company recorded restructuring costs of $0.1 million, $0.9 million, and $2.3 million during the years ended December 31, 2021, 2020, and 2019, respectively. In 2021 and 2020, restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs. In 2019, restructuring costs included $1.2 million of employee termination costs, including severance and statutory retirement allowances incurred in connection with various cost reduction programs, and $1.1 million of other exit costs, including asset write downs and an impairment of a right of use asset associated with the closure and downsizing of facilities as part of the manufacturing transitions of the Company's force sensors products to facilities in India and China.
The following table summarizes the activity to date related to these programs in the accrued restructuring liability, which is comprised of the activity associated primarily with the employee termination costs. The accrued restructuring liability balance as of December 31, 2021 and 2020, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$63	$604
Restructuring charges	76	918
Cash payments	(138)	(1,458)
Foreign currency translation	(1)	(1)
Balance at end of year	$—	$63

Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2021	2020	2019
Domestic	$(5,956)	$(9,476)	$(7,405)
Foreign	31,868	27,785	33,845
	$25,912	$18,309	$26,440
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2021	2020	2019
Current:
Federal	$245	$106	$453
State and local	38	(18)	(130)
Foreign	8,442	6,268	6,378
	8,725	6,356	6,701
Deferred:
Federal	(2,992)	1,718	(2,638)
State and local	(588)	(422)	(123)
Foreign	324	(143)	205
	(3,256)	1,153	(2,556)
Total income tax expense	$5,469	$7,509	$4,145
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Tax at statutory rate	$5,441	$3,845	$5,553
State income taxes, net of U.S. federal tax benefit	(391)	(176)	(21)
U.S. GILTI tax, net of foreign tax credits	77	—	—
Effect of foreign operations	2,096	729	(109)
Change in valuation allowance	(1,204)	2,448	(646)
Change in unrecognized tax benefits, net	107	(32)	650
Impairment of goodwill	237	507	—
Specialty tax credits	(333)	(249)	(176)
Statutory rate changes	(282)	(119)	(249)
Effect of foreign exchange	(35)	(346)	(1,152)
Loss of benefit of U.S. net operating loss	—	1,064	967
Excess tax benefits related to share based compensation	—	(168)	(357)
Other	(244)	6	(315)
Total income tax expense	$5,469	$7,509	$4,145

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

Note 6 – Income Taxes (continued)

The Company recognized approximately $11.9 million and $14.3 million of GILTI income for the years ended December 31, 2021 and 2020, respectively.  The U.S. tax on the GILTI income, net of foreign tax credits, was $0.1 million for the year ended December 31, 2021 and was fully offset by foreign tax credits associated with GILTI and U.S. operating losses exclusive of GILTI for the year ended December 31, 2020.  Any excess foreign tax credits associated with GILTI are lost and cannot be carried forward to future years.  For the year ended December 31, 2020, the Company would have generated a net operating loss for U.S. federal income tax purposes but for the effects of the GILTI provision.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Pension and other postretirement costs	$3,580	$4,296
Inventories	2,659	2,327
Net operating/capital loss and interest carryforwards	13,562	13,082
Tax credit carryforwards	3,026	1,994
Deferred compensation	3,267	2,930
Other accruals and reserves	4,425	3,420
Book over tax depreciation		93
Total gross deferred tax assets	30,519	28,142
Less: valuation allowance	(16,486)	(16,946)
	14,033	11,196
Deferred tax liabilities:
Tax over book depreciation	(780)	—
Investment in subsidiary	(1,958)	(1,927)
Intangible assets, including tax deductible goodwill	(11,106)	(5,657)
Total gross deferred tax liabilities	(13,844)	(7,584)

Net deferred tax assets	$189	$3,612
In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2021 and 2020, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek, Pacific Instruments, DSI and DTS was also considered in determining the realization of the U.S. deferred tax assets. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.
In November 2019, the Company acquired DSI. DSI's opening balance sheet included $17 million of gross deferred tax liabilities, including $4.1 million of indefinite-lived liabilities. The acquisition contributed to a $2.5 million net reduction in valuation allowance and current tax benefit for the Company in 2019. In the fourth quarter of 2020, the Company completed the purchase accounting for the acquisition of DSI, which resulted in the recognition of additional deferred tax assets of $1.7 million and a corresponding increase in valuation allowance.

In June 2021, the Company acquired DTS. DTS's opening balance sheet included $26.4 million of gross deferred tax liabilities, including $2.4 million of indefinite-lived liabilities. The acquisition contributed to a $1.6 million net reduction in valuation allowance and deferred tax benefit for the Company in 2021. The Company has one year from the date of acquisition to finalize the purchase accounting for DTS.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be

Note 6 – Income Taxes (continued)
recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2021 and 2020, the valuation allowance on U.S. deferred tax assets was approximately $13.9 million and $14.9 million, respectively. The net change in valuation allowance was approximately $1.0 million.

The change in valuation allowance related to state taxes was $0.6 million and $0.7 million expense for the years ended December 31, 2021 and 2020, respectively.

The Company also has valuation allowances of $2.6 million and $2.0 million at December 31, 2021 and 2020, respectively, with respect to certain foreign net operating loss and capital loss carryforwards.

Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2021	2020
U.S. federal	$4,233	$5,816
U.S. state (net of U.S. federal tax benefit)	9,648	9,090
Israel - capital losses	1,537	1,390
The following table summarizes significant net operating losses and credit carryforwards as of December 31, 2021 (in thousands):

	December 31,
Jurisdiction	2021	Expiring
U.S. federal net operating losses	$5,097	No expiration
U.S. federal interest expense carryover	4,169	No expiration
U.S. foreign tax credit	2,336	2024 - 2031
U.S. state net operating losses	110,725	2023 - 2041
Israel capital losses	6,681	No expiration
Utilization of U.S. federal net operating losses is taken into account before the GILTI deduction allowable by IRC Section 250.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $213.9 million at December 31, December 31, 2021 compared to $178.2 million at December 31, 2020. As a result of the 2017 Tax Act, in 2017 the Company had provided for a deferred tax liability of approximately $1.8 million of withholding tax associated with a planned cash distribution of approximately $25.5 million. As of December 31, 2021, other than the planned cash distribution of $14.1 million, substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $1.5 million, additional withholding taxes of approximately $22.5 million are estimated to be payable upon remittance of the remaining previously unremitted earnings as of December 31, 2021.

Net income taxes paid were $7.7 million, $4.3 million, and $11.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

Note 6 – Income Taxes (continued)
The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$1,244	$1,355	$912
Addition based on tax positions related to current year	52	51	144
Addition based on tax positions related to prior years	—	—	668
Reduction based on tax positions related to prior years	—	(57)	(32)
Currency translation adjustments	41	92	3
Reduction for settled tax examinations	—	(73)	—
Reduction for payments made	—	(22)	(134)
Reduction for lapses of statute of limitations	(55)	(102)	(206)
Balance at end of year	$1,282	$1,244	$1,355
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, the Company accrued total penalties and interest of $0.1 million, $0.0 million and $0.0 million, respectively. As of December 31, 2021, December 31, 2020 and December 31, 2019, accrued penalties and interest were $0.2 million, $0.1 million and $0.1 million, respectively.

Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020, and 2019 is $1.3 million, $1.2 million, and $1.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2022. As of December 31, 2021, the Company anticipates that it is reasonably possible that it will reverse $0.3 million of its current unrecognized tax benefits within the next calendar year due to the expiration of the statute of limitations in certain jurisdictions. None of the unrecognized tax benefits the Company expects to reverse in 2022 due to statute lapses are covered by the Tax Matters Agreement.
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
During the fourth quarters of 2020 and 2021, the Company concluded tax examinations in Israel for one of its subsidiaries covering 2015 and 2016, respectively. The conclusions of the audits resulted in no significant changes in tax and a releases of less than $0.1 million of reserves for uncertain tax positions for each of those years, including accrued interest.
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

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
2020 Credit Agreement - Revolving Facility	$61,000	$41,000
Other debt	—	18
Deferred financing costs	(286)	(374)
	60,714	40,644
Less: current portion	—	18
	$60,714	$40,626
2020 Credit Agreement
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement. The proceeds of the 2020 Revolving Facility may be used on an ongoing basis for working capital and general corporate purposes. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2021. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Other Lines of Credit
In addition to the 2020 Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $3.0 million and $3.0 million at December 31, 2021 and 2020, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $2.0 million and $0.4 million at December 31, 2021 and 2020, respectively.
Other Debt
Other debt consisted of zero interest rate debt held by VPG’s Japanese subsidiary, which was fully paid off in 2021.

Note 7 – Long-Term Debt (continued)
Aggregate annual maturities of long-term debt are as follows (in thousands):

2022	$—
2023	—
2024	—
2025	61,000
2026	—
Thereafter	—
Interest paid on third-party debt was $1.2 million, $1.3 million, and $1.4 million during the years ended December 31, 2021, 2020, and 2019, respectively.
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

Note 8 – Stockholders’ Equity (continued)
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2019
Pension and other postretirement actuarial items	$(6,146)	$(1,310)	$194	$(1,116)	$(7,262)
Reclassification adjustment for recognition of actuarial items		359	(39)	320	320
Foreign currency translation adjustment	(31,319)	(290)	21	(269)	(31,588)
Reclassification adjustment for foreign currency translation		827		827	827
	$(37,465)	$(414)	$176	$(238)	$(37,703)
December 31, 2020
Pension and other postretirement actuarial items	$(6,942)	$(920)	$319	$(601)	$(7,543)
Reclassification adjustment for recognition of actuarial items		537	(73)	464	464
Foreign currency translation adjustment	(30,761)	5,070	99	5,169	(25,592)
	$(37,703)	$4,687	$345	$5,032	$(32,671)
December 31, 2021
Pension and other postretirement actuarial items	$(7,079)	$2,332	$(376)	$1,956	$(5,123)
Reclassification adjustment for recognition of actuarial items		498	(107)	391	391
Foreign currency translation adjustment	(25,592)	(4,606)	(78)	(4,684)	(30,276)
	$(32,671)	$(1,776)	$(561)	$(2,337)	$(35,008)
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
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.9 million at December 31, 2021 and $1.9 million at December 31, 2020, and the related liabilities of $2.6 million and $2.7 million at December 31, 2021 and 2020, respectively.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension plans (in thousands):

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$2,747	$28,088	$2,414	$24,857
Service cost (adjusted for actual employee contributions)	—	379	—	402
Interest cost	57	353	70	442
Actuarial (gains) losses	(103)	(792)	338	1,863
Benefits paid	(75)	(851)	(75)	(659)
Curtailments and settlements	—	(108)	—	(95)
Plan amendments and other	—	(172)	—	—
Currency translation	—	(740)	—	1,278
Benefit obligation at end of year	$2,626	$26,157	$2,747	$28,088

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$18,157	$—	$16,420
Actual return on plan assets	—	1,044	—	734
Company contributions	75	1,613	75	919
Benefits paid	(75)	(851)	(75)	(659)
Currency translation	—	(246)	—	743
Fair value of plan assets at end of year	$—	$19,717	$—	$18,157

Funded status at end of year	$(2,626)	$(6,440)	$(2,747)	$(9,931)
Actuarial gains incurred in 2021 related to our U.S. and non-U.S. plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2021 compared to December 31, 2020. Actuarial losses incurred in 2020 related to our U.S. and non-U.S. plans are primarily the result of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 compared to December 31, 2019.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Other accrued expenses	$(107)	$(375)	$(105)	$(240)
Accrued pension and other postretirement costs	$(2,519)	$(6,065)	$(2,642)	$(9,691)
Accumulated other comprehensive loss	$693	$6,764	$823	$9,068
	$(1,933)	$324	$(1,924)	$(863)

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$693	$6,709	$823	$9,008
Unrecognized prior service cost	—	55	—	60
	$693	$6,764	$823	$9,068

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31, 2021
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,626	$23,796
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,626	$23,451
Accumulated benefit obligation	$2,626	$22,634
Fair value of plan assets	—	$17,778

	December 31, 2020
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,747	$25,148
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,747	$25,107
Accumulated benefit obligation	$2,747	$24,099
Fair value of plan assets	—	$16,259

Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension (in thousands):

	Years ended December 31,
	2021		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Annual service cost	$—	$379	$—	$402	$—	$336
Less: employee contributions	—	—	—	—	—	—
Net service cost	—	379	—	402	—	336
Interest cost	57	353	70	442	85	535
Expected return on plan assets	—	(393)	—	(442)	—	(517)
Amortization of actuarial losses	27	459	109	286	38	164
Amortization of transition obligation	—	(8)	—	5	—	1
Curtailment and settlement losses	—	(108)	—	—	—	—
Net periodic benefit cost	$84	$682	$179	$693	$123	$519
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2021, 2020, and 2019.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.53%	1.66%	2.11%	1.29%
Rate of compensation increase	N/A	2.97%	N/A	2.77%
Expected return on plan assets	N/A	2.10%	N/A	2.66%

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2021 and 2020:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.11%	1.29%	2.97%	1.86%
Rate of compensation increase	N/A	2.77%	N/A	1.20%
Expected return on plan assets	N/A	2.66%	N/A	3.56%
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2021 and 2020.
Plan assets are comprised of:

	December 31, 2021		December 31, 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	—	47%	—	48%
Fixed income securities	—	39%	—	39%
Cash and cash equivalents	—	14%	—	13%
Total	—	100%	—	100%
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

As of December 31, 2021		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$9,262	$—	$9,262	$—
Fixed income securities	7,646	—	7,646	—
Cash and cash equivalents	2,809	1,577	1,232	—
	$19,717	$1,577	$18,140	$—

Note 9 – Pensions and Other Postretirement Benefits (continued)

As of December 31, 2020		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$8,779	$—	$8,779	$—
Fixed income securities	7,700	—	7,700	—
Cash and cash equivalents	1,678	1,678	—	—
	$18,157	$1,678	$16,479	$—
Estimated future benefit payments are as follows (in thousands):

	US Pension Plans	Non-US Plans
2022	$107	$763
2023	138	1,129
2024	137	844
2025	137	1,216
2026	138	670
2025 - 2028	794	5,455
The Company anticipates making contributions to its funded and unfunded pension of approximately $1.3 million during 2022.
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
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to other postretirement benefit plans (in thousands):

	OPEB Plans
	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$3,577	$4,633
Service cost (adjusted for actual employee contributions)	36	123
Interest cost	68	133
Contributions by participants	—	25
Actuarial gains	(591)	(1,498)
Benefits paid	(205)	(249)
Plan amendments and other	—	410
Benefit obligation at end of year	$2,885	$3,577

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	205	224
Contributions by participants	—	25
Benefits paid	(205)	(249)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(2,885)	$(3,577)

Note 9 – Pensions and Other Postretirement Benefits (continued)
Actuarial gains incurred in 2021 related to our post-retirement plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2021 compared to December 31, 2020. Actuarial gains incurred in 2020 related to our post-retirement plans are primarily the result of a prior year adjustment of $763, changes in medical claims and age variance assumptions, net of a decrease in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2020 compared to December 31, 2019.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	OPEB Plans
	December 31,
	2021	2020
Other accrued expenses	$(227)	$(266)
Accrued pension and other postretirement costs	$(2,658)	$(3,311)
Accumulated other comprehensive (gain)/loss	$(28)	$583
	$(2,913)	$(2,994)
Actuarial items consist of the following (in thousands):

	OPEB Plans
	December 31,
	2021	2020
Unrecognized net actuarial (gain)/loss	$(28)	$583
	$(28)	$583

Unrecognized gains and losses are amortized into future net periodic benefit cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic benefit costs (in thousands):

	OPEB Plans
	Years ended December 31,
	2021	2020	2019
	OPEB Plans	OPEB Plans	OPEB Plans
Net service cost	36	123	126
Interest cost	68	133	180
Amortization of actuarial losses	20	137	156
Net periodic benefit cost	$124	$393	$462
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2021, 2020, and 2019.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	OPEB Plans
	December 31,
	2021	2020
Discount rate	2.46%	1.99%

The following weighted-average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2021 and 2020:

Note 9 – Pensions and Other Postretirement Benefits (continued)

	OPEB Plans
	December 31,
	2021	2020
Discount rate	1.99%	2.97%
Health care trend rate	6.00%	5.40%
The health care trend ultimate rate is 3.94% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Estimated future benefit payments are as follows (in thousands):

OPEB Plans
2022	$227
2023	$165
2024	$198
2025	$176
2026	$178
2025 - 2028	$898
As the plans are unfunded, the Company's anticipated contributions for 2021 are equal to the estimated benefit payment.
Other Retirement Obligations
The Company participates in various other defined contribution plans based on local law or custom. The Company periodically makes contributions to these plans. At December 31, 2021 and 2020, the consolidated balance sheets include $1.0 million and $1.0 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $1.0 million, $0.8 million, and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $4.2 million at December 31, 2021 and $3.7 million at December 31, 2020, and the related liabilities of $6.0 million and $5.4 million at December 31, 2021 and 2020, respectively.
Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. Stock Incentive Plan (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At December 31, 2021, the Company had reserved 328,418 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards are forfeited by the holder, the underlying shares would be available for future grants under the Plan.
Restricted Stock Units
Pursuant to the Plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2021. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in

Note 10 – Share-Based Compensation (continued)
exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On March 4, 2021, and in accordance with their respective employment agreements, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.7 million were comprised of 52,486 RSUs. Fifty percent of these awards will vest on January 1, 2024, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2024, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals, each weighted equally.
On March 8, 2021, certain VPG employees were granted annual equity awards in the form of RSUs, of which 75% are performance-based and certain employees received awards of which 50% are performance based. The awards have an aggregate target grant-date fair value of $0.6 million and were comprised of 17,793 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2024, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2024, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.
On May 27, 2021, the Compensation Committee of the Board of Directors approved the issuance of an aggregate of 9,936 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.3 million and will vest on the earlier of the 2022 Annual Stockholders meeting or May 27, 2022, subject to the directors' continued service on the Board of Directors.
Vesting of equity awards may be subject to acceleration under certain circumstances.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2021		2020		2019
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	205	$28.23	212	$25.97	265	$17.64
Granted	80	33.13	79	24.16	73	35.27
Vested	(77)	25.87	(81)	19.02	(75)	15.27
Forfeited	(10)	29.43	(5)	15.75	(51)	11.49
End of year	198	$31.07	205	$28.23	212	$25.97
The fair value of the RSUs vested during 2021 is $2.5 million. Included in the 2021, 2020 and 2019 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2022	16	30	46
January 1, 2023	22	22	44
January 1, 2024	36	—	36
Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2021	2020	2019
Restricted stock units	$2,244	$1,387	$1,336

Note 10 – Share-Based Compensation (continued)
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
During the fourth quarter of 2021, a net adjustment of $0.5 million increasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated with awards granted in 2019. It was determined that certain objectives, which were deemed not likely to be met in previous years, were met.
During the fourth quarter of 2020, a net adjustment decreasing share-based compensation expense by $0.1 million was recorded, based on the evaluation of performance objectives associated with awards granted in 2018, 2019 and 2020. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards. This was partially offset by additional share based compensation expense being recorded for certain objectives being fully met, which had been reversed in the prior year.
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
The deferred tax benefit on share-based compensation expense was $0.4 million, $0.0 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, the Company had $1.9 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 1.5 years.
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2021 and 2020, the Company had no significant concentrations of credit risk.

Note 11 – Commitments, Contingencies, and Concentrations (continued)
Geographic Concentrations
At December 31, 2021 and 2020, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2021 and December 31, 2020:

	December 31,
	2021	2020
Asia	24%	18%
United States	13%	10%
Israel	25%	26%
Europe	18%	16%
United Kingdom	12%	18%
Canada	8%	12%
Total	100%	100%

Note 12 - Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to fifteen years.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	December 31, 2021	December 31, 2020
Assets
Operating lease right of use asset	$27,764	$21,788

Liabilities
Operating lease - current	$4,610	$4,011
Operating lease - non-current	$25,140	$19,504
Other information related to lease term and discount rate is as follows:

December 31, 2021
Operating leases weighted average remaining lease term (in years)	8.5 years
Operating leases weighted average discount rate	3.11%

The components of lease expense are as follows (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$5,185	$4,389	$3,376
Variable lease cost	—	—	44
Short-term lease cost	141	124	87
Sublease income	$(220)	$—	$—
Total net lease cost	$5,106	$4,513	$3,507

Right of use assets obtained in exchange for new operating lease liability during 2021 were $10.7 million and in 2020 were $16.3 million. The Company paid $5.1 million for its operating leases for the year ended December 31, 2021 and $4.0 million for the year ended December 31, 2020, which are included in operating cash flows on the consolidated statements of cash flows.
Undiscounted maturities of operating lease payments as of December 31, 2021 are summarized as follows (in thousands):

2022	$5,133
2023	4,661
2024	3,997
2025	3,443
2026	3,116
Thereafter	13,464
Total future minimum lease payments	$33,814
Less: amount representing interest	(4,064)
Present value of future minimum lease payments	$29,750

Note 13 – Segment and Geographic Data
VPG reports in three reportable segments: Sensors segment, Weighing Solutions segment, and Measurement Systems segment. The Sensors reporting segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force torque, and pressure. The Measurement Systems reporting segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
The chief operating decision maker ("CODM") is our chief executive officer. Starting from the fourth quarter of 2021, the CODM evaluates the operating segments performance based on the new segments structure. The evaluation of the segments performance is based on multiple performance measures including gross profits, revenues, and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, impairment of goodwill and indefinite-lived intangible assets, acquisition costs, and other items is meaningful because they relate to occurrences or events that are outside of our core operations, and management believes that the use of these measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Reporting segment assets are the owned or allocated assets used by each segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products.
38

Note 13 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
2021
Net third-party revenues	$127,861	$125,390	$64,668		$317,919
Intersegment revenues	3,487	—	—	(3,487)	—
Gross profit	45,474	45,900	33,768		125,142
Segment operating income (loss)	26,527	23,184	13,480	(35,819)	27,372
Acquisition costs	—	—	1,198	—	1,198
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223	—	1,223
Restructuring costs	—	76	—	—	76
Depreciation and amortization expense	5,967	3,415	3,834	1,780	14,996
Capital expenditures	13,213	3,434	913	7	17,567
Total assets	142,510	152,399	159,816	7,164	461,889

2020
Net third-party revenues	$120,754	$101,386	$47,672	$—	$269,812
Intersegment revenues	3,183	—	—	(3,183)	—
Gross profit	47,530	32,250	24,491	—	104,271
Segment operating income (loss)	29,486	12,145	11,763	(30,737)	22,657
Impairment of goodwill and indefinite-lived intangibles	—	—	2,440	—	2,440
Restructuring costs	551	234	51	82	918
Depreciation and amortization expense	5,227	3,291	2,653	1,336	12,507
Capital expenditures	21,885	1,961	468	13	24,327
Total assets	138,932	160,679	78,810	23,466	401,887

2019
Net third-party revenues	$121,827	$119,854	$42,277	$—	$283,958
Intersegment revenues	4,067	26	—	(4,093)	—
Gross profit	49,166	40,664	21,787	—	111,617
Segment operating income (loss)	30,262	19,121	10,191	(30,926)	28,648
Acquisition costs	—	—	443	—	443
Executive severance costs	—	—	—	611	611
Restructuring costs	79	2,041	7	166	2,293
Depreciation and amortization expense	5,228	3,475	1,809	1,283	11,795
Capital expenditures	6,688	2,729	1,074	38	10,529
Total assets	96,316	168,953	86,133	19,011	370,413

Note 13 – Segment and Geographic Data (continued)

The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Unallocated selling, general, and administrative expenses	$(33,322)	$(27,379)	$(27,579)
Acquisition costs	(1,198)	—	(443)
Impairment of goodwill and indefinite-lived intangibles	(1,223)	(2,440)	—
Executive severance costs	—	—	(611)
Restructuring costs	(76)	(918)	(2,293)
	$(35,819)	$(30,737)	$(30,926)
The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2021	2020
United States	$12,255	$11,036
United Kingdom	4,024	4,153
Other Europe	1,774	1,813
Israel	41,540	38,339
Asia	20,057	17,953
Canada and Other	1,570	1,722
	$81,220	$75,016

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
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2021	2020	2019
Numerator:

Numerator for basic earnings per share:
Numerator for diluted earnings per share:
Net earnings attributable to VPG stockholders	$20,221	$10,787	$22,188

Denominator:

Denominator for basic earnings per share:
Weighted average shares	13,616	13,566	13,515
Effect of dilutive securities:
Restricted stock units	41	57	82
Dilutive potential common shares	41	57	82
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,657	13,623	13,597

Basic earnings per share attributable to VPG stockholders	$1.49	$0.80	$1.64

Diluted earnings per share attributable to VPG stockholders	$1.48	$0.79	$1.63
Note 15 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2021	2020	2019
Foreign exchange loss	$(110)	$(2,246)	$(1,638)
Interest income	252	246	622
Pension expense	(468)	(738)	(643)
Other	96	(244)	958
	$(230)	$(2,982)	$(701)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2021, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel. Additionally in 2021, there were favorable foreign exchange impacts from the Japanese yen and the Canadian dollar.

Note 15 – Additional Financial Statement Information (continued)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2020, as compared to the prior year period, was primarily due to fluctuations in the Israeli shekel. The change in the dollar-shekel exchange rate, particularly in the fourth quarter of 2020, resulted in an unfavorable foreign exchange impact primarily related to the shekel-denominated lease liability for a new Sensors facility in Israel.
Pension expense represents the net periodic benefit cost excluding the service cost.
Included in Other for the year ended December 31, 2019, is a one-time $0.8 million gain on liquidation of one of the Company's subsidiaries.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Customer advance payments	$4,765	$2,873
Accrued restructuring	—	63
Goods received, not yet invoiced	2,998	2,553
Accrued taxes, other than income taxes	1,425	1,223
Accrued commissions	2,605	2,144
Accrued professional fees	1,336	1,169
Accrued technical warranty	761	780
Current accrued pension and other post retirement costs	709	611
Other	2,997	2,427
	$17,596	$13,843
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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2021 and December 31, 2020 include a $8.4 million and $8.3 million liability, respectively, associated with Israeli severance requirements in other liabilities.

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
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2021		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$6,158	$49	$6,109	$—

As of December 31, 2020		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,601	$61	$5,540	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2021 and December 31, 2020, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the marketable securities held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs at December 31, 2021 and December 31, 2020 approximates its carrying value, as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2020 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.
Note 17 – Related Party Transactions
Following the spin-off from Vishay Intertechnology, Inc. on July 6, 2010, VPG is an independent, publicly-traded company, and Vishay Intertechnology does not retain any ownership interest in VPG, although a common group of stockholders control a significant portion of the voting power of each company and the companies have three common board members.

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Japan at which it leases space to Vishay Intertechnology. Vishay Intertechnology owns one location in the United States, at which it leases space to VPG. Lease receipts and payments related to the shared facilities are immaterial.

Note 18 – Subsequent Events
Executive RSU grant
On March 3, 2022, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based and 50% are service-based. The awards have an aggregate target grant-date fair value of $1.5 million and were comprised of 47,831 RSUs. The service-based awards will vest on January 1, 2025, subject to the executives continued employment. The performance-based awards will also vest on January 1, 2025, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals.