Form 10-Q
period 2022-04-02
Vishay Precision Group, Inc.
filed 2022-05-10
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          April 2, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 10, 2022, the registrant had 12,621,057 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
April 2, 2022

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	April 2, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,181	$84,335
Accounts receivable, net	59,056	58,265
Inventories:
Raw materials	26,779	25,464
Work in process	27,723	23,851
Finished goods	24,898	27,112
Inventories, net	79,400	76,427

Prepaid expenses and other current assets	18,219	15,916
Total current assets	234,856	234,943

Property and equipment:
Land	4,206	4,241
Buildings and improvements	68,617	68,778
Machinery and equipment	123,966	122,202
Software	9,384	8,871
Construction in progress	5,866	7,747
Accumulated depreciation	(132,141)	(130,619)
Property and equipment, net	79,898	81,220

Goodwill	45,970	45,830
Intangible assets, net	51,623	52,437
Operating lease right-of-use assets	26,884	27,764
Other assets	18,588	19,695
Total assets	$457,819	$461,889

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	April 2, 2022	December 31, 2021
Liabilities and equity
Current liabilities:
Trade accounts payable	$12,203	$14,876
Payroll and related expenses	19,788	23,772
Other accrued expenses	20,870	17,596
Income taxes	1,209	3,774
Current portion of operating lease liabilities	4,553	4,610
Total current liabilities	58,623	64,628

Long-term debt, less current portion	60,736	60,714
Deferred income taxes	5,761	5,848
Operating lease liabilities	23,959	25,140
Other liabilities	15,279	16,264
Accrued pension and other postretirement costs	11,618	12,253
Total liabilities	175,976	184,847

Commitments and contingencies

Equity:
Common stock	1,324	1,322
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	199,223	199,151
Retained earnings	126,652	120,296
Accumulated other comprehensive loss	(36,719)	(35,008)
Total Vishay Precision Group, Inc. stockholders' equity	281,818	277,099
Noncontrolling interests	25	(57)
Total equity	281,843	277,042
Total liabilities and equity	$457,819	$461,889
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net revenues	$87,665	$70,589
Costs of products sold	52,415	41,967
Gross profit	35,250	28,622

Selling, general, and administrative expenses	26,674	22,183
Restructuring costs	261	—
Operating income	8,315	6,439

Other income (expense):
Interest expense	(329)	(305)
Other	439	573
Other income	110	268

Income before taxes	8,425	6,707

Income tax expense	1,741	1,764

Net earnings	6,684	4,943
Less: net loss (earnings) attributable to noncontrolling interests	328	(18)
Net earnings attributable to VPG stockholders	$6,356	$4,961

Basic earnings per share attributable to VPG stockholders	$0.47	$0.36
Diluted earnings per share attributable to VPG stockholders	$0.46	$0.36

Weighted average shares outstanding - basic	13,637	13,593
Weighted average shares outstanding - diluted	13,675	13,629

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net earnings	$6,684	$4,943

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,792)	(1,800)
Pension and other postretirement actuarial items	81	209
Other comprehensive loss	(1,711)	(1,591)

Comprehensive income	4,973	3,352

Less: comprehensive income (loss) attributable to noncontrolling interests	328	(18)

Comprehensive income attributable to VPG stockholders	$4,645	$3,370

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 2, 2022	April 3, 2021
Operating activities
Net earnings	$6,684	$4,943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,823	3,522
Loss (gain) on sale of property and equipment	7	(1)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	191	—
Share-based compensation expense	497	366
Inventory write-offs for obsolescence	396	613
Deferred income taxes	25	(116)
Other	(1,229)	(1,659)
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,546)	753
Inventories, net	(3,755)	(3,089)
Prepaid expenses and other current assets	(2,367)	366
Trade accounts payable	(358)	526
Other current liabilities	(2,641)	(601)
Net cash (used in) provided by operating activities	(273)	5,623

Investing activities
Capital expenditures	(4,303)	(5,746)
Proceeds from sale of property and equipment	10	3
Net cash used in investing activities	(4,293)	(5,743)

Financing activities
Principal payments on long-term debt	—	(18)
Distributions to noncontrolling interests	(246)	(111)
Payments of employee taxes on certain share-based arrangements	(435)	(846)
Net cash used in financing activities	(681)	(975)
Effect of exchange rate changes on cash and cash equivalents	(907)	(1,189)
Decrease in cash and cash equivalents	(6,154)	(2,284)
Cash and cash equivalents at beginning of period	84,335	98,438
Cash and cash equivalents at end of period	$78,181	$96,154

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(2,085)	$(4,150)
Capital expenditures accrued but not yet paid	$850	$965
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended April 2, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	6,356	—	6,356	328	6,684
Other comprehensive income	—	—	—	—	—	(1,711)	(1,711)	—	(1,711)
Share-based compensation expense	—	—	—	497	—	—	497	—	497
Restricted stock issuances ( 17,837 shares)	2	—	—	(425)	—	—	(423)	—	(423)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(246)	(246)
Balance at April 2, 2022	$1,324	$103	$(8,765)	$199,223	$126,652	$(36,719)	$281,818	$25	$281,843

	Fiscal quarter ended April 3, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	4,961	—	4,961	(18)	4,943
Other comprehensive loss	—	—	—	—	—	(1,591)	(1,591)	—	(1,591)
Share-based compensation expense	—	—	—	366	—	—	366	—	366
Restricted stock issuances (34,572 shares)	3	—	—	(848)	—	—	(845)	—	(845)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(111)	(111)
Balance at April 3, 2021	$1,320	$103	$(8,765)	$197,282	$105,036	$(34,262)	$260,714	$(95)	$260,619
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 4, 2022. The results of operations for the fiscal quarter ended April 2, 2022 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2022 and 2021 end on the following dates:

	2022	2021
Quarter 1	April 2,	April 3,
Quarter 2	July 2,	July 3,
Quarter 3	October 1,	October 2,
Quarter 4	December 31,	December 31,

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended April 2, 2022				Fiscal quarter ended April 3, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$13,006	$14,078	$10,465	$37,549	$9,706	$12,580	$3,631	$25,917
United Kingdom	877	4,334	298	5,509	860	4,580	38	5,478
Other Europe	7,792	10,531	1,882	20,205	7,181	9,933	188	17,302
Israel	7,331	190	—	7,521	6,441	130	—	6,571
Asia	8,744	3,635	1,010	13,389	7,627	3,736	855	12,218
Canada	—	—	3,492	3,492	—	9	3,094	3,103
Total	$37,750	$32,768	$17,147	$87,665	$31,815	$30,968	$7,806	$70,589

Note 2 – Revenues (continued)

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Test & Measurement	$17,973	$14,416
Avionics, Military & Space	8,162	6,030
Transportation	13,954	9,554
Other Markets	21,150	17,545
Industrial Weighing	13,209	12,005
General Industrial	5,866	4,082
Steel	7,351	6,957
Total	$87,665	$70,589

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2021	$3,570	$4,765
Balance at April 2, 2022	3,415	7,836
(Decrease)/increase	$(155)	$3,071
The amount of revenue recognized during the three fiscal months ended April 2, 2022 that was included in the contract liability balance at December 31, 2021 was $1.2 million.

Note 3 - Acquisition
Diversified Technical Systems, Inc.

On June 1, 2021, VPG completed the acquisition of California-based Diversified Technical Systems, Inc. (“DTS”), a manufacturer of data acquisition systems and sensors for product safety and testing, for a purchase price of $47.2 million. The Company used cash on hand and borrowings under its revolving credit facility to fund the purchase price under the purchase agreement. DTS reports into the Company's Measurement Systems segment. The following table summarizes the provisional fair values assigned to the assets and liabilities of DTS as of June 1, 2021 (in thousands):

June 1, 2021
Working capital	$12,587
Property and equipment	1,209
Deferred income tax liability	(6,178)

Intangible assets:
Acquired technology	13,167
Customer relationships	8,135
Trade names	2,393
Total intangible assets	23,695
Fair value of acquired identifiable assets	31,313
Purchase price	$47,216
Goodwill	$15,903

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. These valuations and studies are currently being analyzed and have yet to be finalized. Accordingly, the assets and liabilities assumed are subject to adjustment once the detailed analysis is completed. The provisional estimated weighted average useful lives for the acquired technology and customer relationships are 15 years. Trade names are treated as indefinite-lived intangible assets. None of the goodwill associated with DTS will be deductible for income tax purposes. The Company recorded acquisition costs associated with this transaction of $1.2 million in the second quarter of 2021, which included legal fees, appraisal fees, investments banker fees and insurance costs.

Included in the results of the operations of the Company, are net revenues of $7.7 million from DTS for the fiscal quarter ended April 2, 2022 and net earnings of $0.1 million fiscal quarter ended April 2, 2022. DTS results include amortization of the inventory step-up of $0.4 million for the fiscal quarter ended April 2, 2022, and amortization of intangible assets of $0.4 million for the fiscal quarter ended April 2, 2022.
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DTS acquisition had been consummated on January 1, 2021:

Fiscal quarter ended
April 3, 2021
Pro forma net revenues	$78,921

Pro forma net earnings attributable to VPG stockholders	$5,333

Pro forma basic earnings per share attributable to VPG stockholders	$0.39
Pro forma diluted earnings per share attributable to VPG stockholders	$0.39

Note 4 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2021	$45,830	$6,706	$16,910	$15,903	$6,311
Foreign currency translation adjustment	140	147	(7)		—
Balance at April 2, 2022	$45,970	$6,853	$16,903	$15,903	$6,311

Note 5 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to fourteen years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	April 2, 2022	December 31, 2021
Assets
Operating lease right of use asset	$26,884	$27,764

Liabilities
Operating lease - current	$4,553	$4,610
Operating lease - non-current	$23,959	$25,140
Other information related to lease term and discount rate is as follows:

April 2, 2022
Operating leases weighted average remaining lease term (in years)	8.33 years
Operating leases weighted average discount rate	3.1%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Operating lease cost	$1,310	$1,181
Short-term lease cost	26	33
Sublease income	(112)	—
Total net lease cost	$1,224	$1,214

Right of use assets obtained in exchange for new operating lease liability during 2021 were $0.2 million. The Company paid $1.3 million and $1.2 million for its operating leases for each of the three fiscal months ended April 2, 2022 and April 3, 2021, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of April 2, 2022 are summarized as follows (in thousands):

Note 5 - Leases (continued)

2022 (excluding the three months ended April)	$3,842
2023	4,670
2024	3,992
2025	3,419
2026	3,087
Thereafter	13,302
Total future minimum lease payments	$32,312
Less: amount representing interest	(3,800)
Present value of future minimum lease payments	$28,512
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 2, 2022 was 20.7% compared to 26.3% for the fiscal quarter ended April 3, 2021. The tax rate for the fiscal quarter ended April 2, 2022 is lower than the prior year period primarily due to the reduction of the valuation allowance on certain tax credits.
On December 28, 2021, the United States Treasury Department and the Internal Revenue Service issued final regulations relating to the foreign tax credit and clarifying the rules relating to foreign derived intangible income. These new regulations apply to tax years beginning on or after December 28, 2021. The Company is still in the process of analyzing the potential tax impact that these regulations could have on the Company’s tax position.
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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 2, 2022	December 31, 2021
2020 Credit Agreement - Revolving Facility	$61,000	$61,000
Deferred financing costs	(264)	(286)
Total long-term debt	60,736	60,714

Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2022	$(30,276)	$(4,732)	$(35,008)
Other comprehensive loss before reclassifications	(1,983)	—	(1,983)
Amounts reclassified from accumulated other comprehensive income	191	81	272
Balance at April 2, 2022	$(32,068)	$(4,651)	$(36,719)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2021	$(25,591)	$(7,080)	$(32,671)
Other comprehensive loss before reclassifications	(1,800)	—	(1,800)
Amounts reclassified from accumulated other comprehensive income	—	209	209
Balance at April 3, 2021	$(27,391)	$(6,871)	$(34,262)
Reclassification of foreign currency translation adjustment for the loss on liquidation of subsidiaries is included in other income and expense other (see Note 13) . Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended April 2, 2022		Fiscal quarter ended April 3, 2021
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$84	$7	$97	$9
Interest cost	123	17	103	17
Expected return on plan assets	(123)		(97)	—
Amortization of actuarial losses	74	1	102	5
Net periodic benefit cost	$158	$25	$205	$31

Note 10 – Share-Based Compensation
The Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (as amended and restated, the “Plan”) permits the issuance of up to 1,000,000 shares of common stock. At April 2, 2022, the Company had reserved 308,645 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others.
On March 3, 2022 and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.5 million and were comprised of 47,831 RSUs. Fifty percent of these awards will vest on January 1, 2025, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2025, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "net earnings goals", each weighted equally.
On March 9, 2022, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.5 million and were comprised of 16,324 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2025 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2025, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

On January 1, 2022 and in accordance with the Company's 2017 Non-Employee Director Compensation Plan (the "Director Plan"), the Board of Directors approved the issuance of an aggregate of 595 RSUs to the newly-appointed independent member

Note 10 - Share-Based Compensation (continued)
of the Board of Directors. This award represented a pro-rated portion of the annual equity grant made to non-executive directors pursuant to the Director Plan. The aggregate grant-date fair value of this award is immaterial, and the award will vest on the earlier of the 2022 Annual Stockholders Meeting or May 27, 2022, subject to the director's continued service on the Board of Directors.

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

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Restricted stock units	$497	$366
Note 11 – Segment Information
VPG reports in three product segments: the Sensors segment, the Weighing Solutions segment, and the Measurement Systems segment. The Sensors reporting segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force torque, and pressure. The Measurement Systems reporting segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
The chief operating decision maker ("CODM") is our chief executive officer. The CODM evaluates each operating segment's performance. The evaluation of the segment's performance is based on multiple performance measures including gross profits, revenues, and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring and severance costs, impairment of goodwill and indefinite-lived intangible assets, acquisition costs, and other items is meaningful because they relate to occurrences or events that are outside of our core operations, and management believes that the use of these measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods.
The following table sets forth reporting segment information. The reporting segment information reported for the fiscal quarter ended April 3, 2021 has been recast to reflect the new reporting segments adopted by the Company in the fourth quarter of 2021, as described in the consolidated financial statements as of December 31, 2021, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2022 (in thousands):

Note 11 - Segment Information (continued)

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net revenues:
Sensors	$37,750	$31,815
Weighing Solutions	32,768	30,968
Measurement Systems	17,147	7,806
Total	$87,665	$70,589

Gross profit:
Sensors	$14,286	$12,833
Weighing Solutions	12,079	11,774
Measurement Systems	8,885	4,015
Total	$35,250	$28,622

Reconciliation of segment operating income to consolidated results:
Sensors	$8,958	$7,669
Weighing Solutions	6,214	5,817
Measurement Systems	2,211	674
Unallocated G&A expenses	(8,807)	(7,721)
Restructuring costs	(261)	—
Operating income	$8,315	$6,439

Restructuring costs:
Sensors	$(203)	$—
Measurement Systems	(58)	—
	$(261)	$—
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Sensors to Weighing Solutions	$389	$954
Sensors to Measurement Systems	61	8

Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$6,356	$4,961

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,637	13,593

Effect of dilutive securities:
Restricted stock units	38	36
Dilutive potential common shares	38	36

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,675	13,629

Basic earnings per share attributable to VPG stockholders	$0.47	$0.36

Diluted earnings per share attributable to VPG stockholders	$0.46	$0.36
Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Foreign exchange gain	$554	$735
Interest income	64	45
Pension expense	(76)	(137)
Other	(103)	(70)
	$439	$573

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended April 2, 2022, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli shekel, the Japanese yen and the British pound. Included in Other for the fiscal quarter ended April 2, 2022 is a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
April 2, 2022
Assets
Assets held in rabbi trusts	$5,980	$124	$5,856	$—

December 31, 2021
Assets
Assets held in rabbi trusts	$6,158	$49	$6,109	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at April 2, 2022 and December 31, 2021, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at April 2, 2022 and December 31, 2021 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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

The Company recorded $0.3 million and $0.0 million of restructuring costs during the fiscal quarter ended April 2, 2022 and April 3, 2021, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, in connection with the closure of one of the Company's facilities.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of April 2, 2022 and December 31, 2021, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2021	$—
Restructuring charges in 2022	261
Cash payments	(78)
Balance at April 2, 2022	$183

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
VPG is a global, diversified company focused on precision measurement sensing technologies, including specialized sensors, weighing solutions, and measurement systems. Many of our precision measurement sensing products and solutions are “designed-in” by our customers and address growing applications across a diverse array of industries and markets. Our products are marketed under a variety of brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
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
Impact of COVID-19 on Our Business
As of May 10, 2022, all of the Company’s facilities are open and operational. Nonetheless, given the ongoing uncertainty concerning the magnitude and duration of the COVID-19 pandemic around the world, any ongoing economic disruption may adversely affect the Company’s business and financial results.
Overview of Financial Results
VPG reports in three product segments: the Sensors segment, the Weighing Solutions segment, and the Measurement Systems segment. The Sensors reporting segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force torque, and pressure. The Measurement Systems reporting segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
Net revenues for the fiscal quarter ended April 2, 2022 were $87.7 million versus $70.6 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended April 2, 2022 were $6.4 million, or $0.46 per diluted share, versus $5.0 million, or $0.36 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarter ended April 2, 2022 and April 3, 2021 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
As reported - GAAP	$35,250	$28,622	$8,315	$6,439	$6,356	$4,961	$0.46	$0.36
As reported - GAAP Margins	40.2%	40.5%	9.5%	9.1%
Acquisition purchase accounting adjustments (a)	371	11	371	11	371	11	0.03	—
COVID-19 impact (b)	138	(151)	138	(443)	138	(443)	0.01	(0.03)
Start-up costs (c)	150	129	150	129	150	129	0.01	0.01
Restructuring costs		—	261	—	261	—	0.02	—
Foreign exchange (gain)/loss (d)		—		—	(554)	(735)	(0.04)	(0.05)
Less: Tax effect of reconciling items and discrete tax items		—		—	76	(233)	—	(0.02)
As Adjusted - Non GAAP	$35,909	$28,611	$9,235	$6,136	$6,646	$4,156	$0.49	$0.31
As Adjusted - Non GAAP Margins	41.0%	40.5%	10.5%	8.7%

	Three months ended
	April 2, 2022	April 3, 2021
Net earnings attributable to VPG stockholders	$6,356	$4,961
Interest Expense	329	305
Income tax expense	1,741	1,764
Depreciation	2,853	2,907
Amortization	970	615
EBITDA	12,249	$10,552
EBITDA MARGIN	14.0%	14.9%
Acquisition purchase accounting adjustments (a)	371	11
Restructuring costs	261	—
COVID-19 impact (b)	138	(443)
Start-up costs (c)	150	129
Foreign exchange (gain)/loss (d)	(554)	(735)
ADJUSTED EBITDA	$12,615	$9,514
ADJUSTED EBITDA MARGIN	14.4%	13.5%

(a)     Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)    COVID-19 impact is the net impact to the Company of costs incurred as a result of the COVID-19 pandemic, net of government subsidies received.
(c)    Start-up costs in 2022 and 2021 are associated with the ramp up of our new manufacturing facility in Israel.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2021 through the first quarter of 2022 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2021	2021	2021	2021	2022
Net revenues	$70,589	$75,339	$81,974	$90,017	$87,665

Gross profit margin	40.5%	39.6%	38.8%	38.7%	40.2%

End-of-period backlog	$100,700	$130,900	$146,700	$150,500	$170,600

Book-to-bill ratio	1.21	1.40	1.21	1.06	1.25

Inventory turnover	2.67	2.64	2.55	2.82	2.69

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2021	2021	2021	2021	2022
Sensors
Net revenues	$31,815	$31,176	$30,721	$34,149	$37,750
Gross profit margin	40.3%	38.9%	31.1%	32.1%	37.8%
End-of-period backlog	$47,400	$59,200	$70,100	$72,900	$81,300
Book-to-bill ratio	1.19	1.38	1.37	1.11	1.27
Inventory turnover	3.06	2.90	3.14	3.53	3.54

Weighing Solutions
Net revenues	$30,968	$31,675	$30,676	$32,071	$32,768
Gross profit margin	38.0%	37.2%	37.2%	34.0%	36.9%
End-of-period backlog	$35,700	$41,100	$42,600	$41,800	$43,600
Book-to-bill ratio	1.16	1.16	1.06	0.98	1.06
Inventory turnover	2.89	2.78	2.47	2.63	2.61

Measurement Systems
Net revenues	$7,806	$12,488	$20,577	$23,797	$17,147
Gross profit margin	51.4%	47.1%	52.8%	54.7%	51.8%
End-of-period backlog	$17,600	$30,600	$34,000	$35,800	$45,700
Book-to-bill ratio	1.48	2.03	1.18	1.08	1.56
Inventory turnover	1.32	1.85	1.92	2.18	1.68
Net revenues for the first quarter of 2022 decreased 2.6% from the fourth quarter of 2021 mainly due to decreased volume in Measurement Systems reporting segments partially offset by increased volume in the Sensors reporting segment. Net revenues increased 24.2% from the first quarter of 2021 with increased volume primarily from the Sensors and Measurement Systems reporting segments. The increase in the Measurement Systems reporting segment was mainly driven by the revenues from the acquisition of DTS.
Net revenues in the Sensors reporting segment increased 10.5% compared to the fourth quarter of 2021 and increased 18.7% from the first quarter of 2021. Sequentially, the increase in revenues reflected revenue growth in our advanced sensors products in Other markets (mainly for consumer and medical applications) and in our General Industrial end markets. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurements market and higher revenue of our advanced sensors products primarily in Other markets (mainly for consumer and medical applications) and in our General Industrial markets.
Net revenues in the Weighing Solutions reporting segment increased 2.2% from the fourth quarter of 2021 and increased 5.8% from the first quarter of 2021.The sequential increase in revenues was primarily attributable to higher sales of on-board weighing products in our Transportation market and an increase in our OEM customers in our Other markets mainly for precision agriculture and medical equipment, partially offset by lower sales in the Industrial weighing market for process weighing applications. The year-over-year increase in revenues was primarily attributable to increased revenue to our OEM customers in our Other markets (primarily for construction equipment) and in our Industrial weighing market.
Net revenues in the Measurement Systems reporting segment decreased 27.9% from the fourth quarter of 2021 and increased 119.7% from the first quarter of 2021. Sequentially, the decrease in revenue was primarily due to the lower revenue of Dynamic Systems, Inc. ("DSI") and KELK products to the Steel market, and lower revenues for our Diversified Technical Systems, Inc. ("DTS") and Pacific Instruments businesses. The year-over-year increase in revenue was primarily attributable to the addition of revenue for DTS, which was acquired on June 1, 2021, and higher revenue of our Pacific Instruments and KELK businesses.
Overall gross profit margin in the first quarter of 2022 increased 1.5% as compared to the fourth quarter of 2021 and decreased 0.3% from the first quarter of 2021.
Sequentially, the increase in the gross profit margin in the Sensors and Weighing Solutions reporting segments was partially offset by a decrease in the gross profit margin in the Measurement Systems reporting segment. In the Sensors reporting segment, the gross profit margins increased sequentially due to higher volume and a favorable product mix, partially offset by wage increases. In the Weighing Solutions reporting segment, the sequential increase in gross profit margins was primarily due to higher volume, higher selling prices and a favorable product mix, offset by higher material costs. The sequential decrease in the gross profit margins in the Measurement Systems reporting segment was primarily due to lower revenue and unfavorable product mix.
Compared to the first quarter of 2021, the Sensors and Weighing Solutions reporting segments had lower gross profit margins, while the Measurement Systems gross profit margin was flat.
The Sensors reporting segment had a lower gross profit margin due to impacts from charges related to start-up costs in our new advanced sensors facility and the impact of COVID-19 in conjunction with unfavorable foreign exchange rates, wage increases, and labor inefficiencies due to the hiring of new personnel, partially offset by higher volume. The Weighing Solutions reporting segment decrease in gross profit margin as compared to 2021 was primarily due to higher material prices, unfavorable foreign exchange rates, and wage increases, partially offset by higher volume. In the Measurement Systems reporting segment, the gross profit margin was flat as compared to the first quarter of 2021. The higher revenue coming from DTS was offset by the impact of charges related to purchase accounting adjustments from the DTS acquisition and the impact of COVID-19.
Optimize Core Competence
The Company’s core competencies include our innovative, deep technical and applications-specific expertise that adds value to our customers' products, our strong brands and customer relationships, our focus on operational excellence, our ability to select and develop our management teams, and our proven M&A strategy. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2022.
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

Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended April 2, 2022, exchange rates decreased net revenues by $1.5 million, and decreased costs of products sold and selling, general, and administrative expenses by $0.2 million, when compared to the comparable prior year period.

Results of Operations
Results of operations by reporting segments for the fiscal quarter ended April 3, 2021 have been recast to reflect the new reporting segments as described under Item 7. Overview of Financial Results of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2022.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Costs of products sold	59.8%	59.5%
Gross profit	40.2%	40.5%
Selling, general, and administrative expenses	30.4%	31.4%
Operating income	9.5%	9.1%
Income before taxes	9.6%	9.5%
Net earnings	7.6%	7.0%
Net earnings attributable to VPG stockholders	7.3%	7.0%

Effective tax rate	20.7%	26.3%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net revenues	$87,665	$70,589
Change versus comparable prior year period	$17,076
Percentage change versus prior year period	24.2%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	13.1%
Change in average selling prices	2.0%
Foreign currency effects	(1.8)%
Acquisitions	10.9%
Net change	24.2%
During the fiscal quarter ended April 2, 2022, net revenues increased 24.2% as compared to the comparable prior year period, with increased volume primarily from the Sensors and Measurement Systems reporting segments. The increase in the Measurement Systems reporting segment was mainly driven by the revenues from the acquisition of DTS.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Gross profit margin	40.2%	40.5%
The gross profit margin for the fiscal quarter ended April 2, 2022 decreased 0.3% as compared to the comparable prior year period with lower gross profit margins in the Sensors and Weighing Solutions reporting segments and flat gross profit margins in the Measurement Systems reporting segment.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net revenues	$37,750	$31,815
Change versus comparable prior year period	$5,935
Percentage change versus prior year period	18.7%
Changes in Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	18.9%
Change in average selling prices	1.9%
Foreign currency effects	(2.1)%
Net change	18.7%
Net revenues increased 18.7% for the fiscal quarter ended April 2, 2022, as compared to the comparable prior year period. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurements market and higher revenue of our advanced sensors products primarily in Other markets (mainly for consumer and medical applications) and in our General Industrial markets.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Gross profit margin	37.8%	40.3%
The gross profit margin decreased 2.5% for the fiscal quarter ended April 2, 2022, when compared to the comparable prior year period due to impacts from charges related to start-up costs in our new advanced sensors facility and the impact of COVID-19 in conjunction with unfavorable foreign exchange rates, wage increases, and labor inefficiencies due to the hiring of new personnel, partially offset by higher volume.

Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net revenues	$32,768	$30,968
Change versus comparable prior year period	$1,800
Percentage change versus prior year period	5.8%
Changes in Weighing Solutions segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	5.3%
Change in average selling prices	2.6%
Foreign currency effects	(2.1)%
Net change	5.8%
Net revenues increased 5.8% for the fiscal quarter ended April 2, 2022 as compared to the comparable prior year periods. The year-over-year increase in revenues was primarily attributable to increased revenue to our OEM customers in our Other markets (primarily for construction equipment) and in our Industrial weighing market.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Gross profit margin	36.9%	38.0%
The gross profit margin for the fiscal quarter ended April 2, 2022 decreased 1.1% as compared to the comparable prior year period was primarily due to higher material prices, unfavorable foreign exchange rates, and wage increases, partially offset by higher volume.

Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Net revenues	$17,147	$7,806
Change versus comparable prior year period	$9,341
Percentage change versus prior year period	119.7%

Changes in Measurement Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	20.4%
Change in average selling prices	0.0%
Foreign currency effects	0.8%
Acquisitions	98.5%
Net change	119.7%
Net revenues increased 119.7% for the fiscal quarter ended April 2, 2022 as compared to the comparable prior year period. The year-over-year increase in revenue was primarily attributable to the addition of revenue for DTS, which was acquired on June 1, 2021, and higher revenue of our Pacific Instruments and KELK businesses.
Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Gross profit margin	51.8%	51.4%
The gross profit margin for the fiscal quarter ended April 2, 2022 of 51.8% was flat compared to the first quarter of 2021. The increase in volume from DTS was offset by the impact of charges related to purchase accounting adjustments from the DTS acquisition and the impact of COVID-19.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021
Total SG&A expenses	$26,674	$22,183

As a percentage of net revenues	30.4%	31.4%
SG&A expenses for the fiscal quarter ended April 2, 2022 increased $4.5 million compared to the comparable prior year periods, with $4.1 million of the increase driven by SG&A expenses from DTS, which was acquired in June of 2021. The remaining increase is from additional SG&A expenses related to wage increases and other costs.
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
The Company recorded $0.3 million and $0.0 million of restructuring costs during the fiscal quarter ended April 2, 2022 and April 3, 2021, respectively. Restructuring costs were comprised primarily of employee terminations costs, including severance and statutory retirement allowances, in connection with the closure of one of our facilities.
Other Income (Expense)
Interest expense for the fiscal quarter ended April 2, 2022 was comparable with interest expense for the fiscal quarter ended April 3, 2021.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	April 2, 2022	April 3, 2021	Change
Foreign exchange gain	$554	$735	$(181)
Interest income	64	45	19
Pension expense	(76)	(137)	61
Other	(103)	(70)	(33)
	$439	$573	$(134)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended April 2, 2022, the change in foreign exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Canadian dollar, the Israeli shekel, the Japanese yen and the British pound. Included in Other for the fiscal quarter ended April 2, 2022 is a $0.2 million loss on liquidation of two of the Company's European subsidiaries.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 2, 2022 was 20.7% compared to 26.3% for the fiscal quarter ended April 3, 2021 The tax rate for the fiscal quarter ended April 2, 2022 is lower than the prior year period primarily due to the reduction of the valuation allowance on certain tax credits.
On December 28, 2021, the United States Treasury Department and the Internal Revenue Service issued final regulations relating to the foreign tax credit and clarifying the rules relating to foreign derived intangible income. These new regulations apply to tax years beginning on or after December 28, 2021. The Company is still in the process of analyzing the potential tax impact that these regulations could have on the Company’s tax position.
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
Our business has historically generated significant cash flow, however, in the first quarter of 2022, our working capital needs, driven by our high backlog, impacted our cash from operation. For the three fiscal months ended April 2, 2022, cash used in operating activities was $0.3 million compared to cash provided by operations of $5.6 million in the comparable prior year period. Our net cash used in investing activities for the three fiscal months ended April 2, 2022 was lower compared to the prior year period mainly due to slightly lower capital spending. Our net cash used in financing activities for the three fiscal months ended April 2, 2022 was comparable to prior year period.
Approximately 89% and 87% of our cash and cash equivalents balance at April 2, 2022 and December 31, 2021, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at April 2, 2022 and December 31, 2021:

	April 2, 2022	December 31, 2021
Israel	20%	25%
Asia	27%	24%
Europe	18%	18%
United States	11%	13%
United Kingdom	13%	12%
Canada	11%	8%
	100%	100%
We earn a significant amount of our operating income outside the United States, and we consider the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as of April 2, 2022. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. The Company will continue to evaluate its cash needs. However, we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
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
Adjusted free cash flow generated during the three fiscal months ended April 2, 2022, was $(4.6) million. We refer to the amount of cash provided by operating activities ($(0.3) million) in excess of our capital expenditures ($4.3 million) and net of proceeds from the sale of assets ($0.0 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at April 2, 2022 and December 31, 2021 (in thousands):

	April 2, 2022	December 31, 2021
Cash and cash equivalents	$78,181	$84,335

Third-party debt, including current and long-term:
Revolving debt	61,000	61,000
Deferred financing costs	(264)	(286)
Total third-party debt	60,736	60,714
Net cash	$17,445	$23,621
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
Our financial condition as of April 2, 2022 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 3.6 to 1.0 at December 31, 2021.
Cash paid for property and equipment for the three fiscal months ended April 2, 2022 was $4.3 million compared to $5.7 million in the comparable prior year period.
As of April 2, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Safe Harbor Statement
From time to time, information provided by us, including, but not limited to, statements in this report, or other statements made by or on our behalf, may contain or constitute "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation, global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 4, 2022.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended April 2, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 4, 2022. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 2 2022, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: May 10, 2022