Form 10-Q
period 2022-07-02
Vishay Precision Group, Inc.
filed 2022-08-09
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          July 2, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 9, 2022, the registrant had 12,631,588 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
July 2, 2022

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	July 2, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,429	$84,335
Accounts receivable, net	58,674	58,265
Inventories:
Raw materials	29,484	25,464
Work in process	28,126	23,851
Finished goods	26,728	27,112
Inventories, net	84,338	76,427

Prepaid expenses and other current assets	15,228	15,916
Total current assets	237,669	234,943

Property and equipment:
Land	4,119	4,241
Buildings and improvements	68,339	68,778
Machinery and equipment	122,388	122,202
Software	9,303	8,871
Construction in progress	8,305	7,747
Accumulated depreciation	(130,506)	(130,619)
Property and equipment, net	81,948	81,220

Goodwill	45,872	45,830
Intangible assets, net	50,426	52,437
Operating lease right-of-use assets	25,783	27,764
Other assets	16,680	19,695
Total assets	$458,378	$461,889

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	July 2, 2022	December 31, 2021
Liabilities and equity
Current liabilities:
Trade accounts payable	$13,172	$14,876
Payroll and related expenses	17,872	23,772
Other accrued expenses	23,562	17,596
Income taxes	478	3,774
Current portion of operating lease liabilities	4,343	4,610
Total current liabilities	59,427	64,628

Long-term debt, less current portion	60,758	60,714
Deferred income taxes	6,096	5,848
Operating lease liabilities	21,749	25,140
Other liabilities	14,157	16,264
Accrued pension and other postretirement costs	10,841	12,253
Total liabilities	173,028	184,847

Commitments and contingencies

Equity:
Common stock	1,325	1,322
Class B convertible common stock	103	103
Treasury stock	(8,765)	(8,765)
Capital in excess of par value	199,749	199,151
Retained earnings	137,407	120,296
Accumulated other comprehensive loss	(44,581)	(35,008)
Total Vishay Precision Group, Inc. stockholders' equity	285,238	277,099
Noncontrolling interests	112	(57)
Total equity	285,350	277,042
Total liabilities and equity	$458,378	$461,889
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	July 2, 2022	July 3, 2021
Net revenues	$88,618	$75,339
Costs of products sold	51,284	45,541
Gross profit	37,334	29,798

Selling, general, and administrative expenses	25,879	22,453
Acquisition costs	—	1,198
Impairment of goodwill and indefinite-lived intangibles	—	1,223
Restructuring costs	904	—
Operating income	10,551	4,924

Other income (expense):
Interest expense	(428)	(273)
Other	3,344	(326)
Other income (expense)	2,916	(599)

Income before taxes	13,467	4,325

Income tax expense	2,587	262

Net earnings	10,880	4,063
Less: net earnings attributable to noncontrolling interests	125	143
Net earnings attributable to VPG stockholders	$10,755	$3,920

Basic earnings per share attributable to VPG stockholders	$0.79	$0.29
Diluted earnings per share attributable to VPG stockholders	$0.79	$0.29

Weighted average shares outstanding - basic	13,648	13,618
Weighted average shares outstanding - diluted	13,692	13,646

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 2, 2022	July 3, 2021
Net revenues	$176,283	$145,928
Costs of products sold	103,699	87,508
Gross profit	72,584	58,420

Selling, general, and administrative expenses	52,553	44,636
Acquisition costs	—	1,198
Impairment of goodwill and indefinite-lived intangibles	—	1,223
Restructuring costs	1,165	—
Operating income	18,866	11,363
Other income (expense):
Interest expense	(757)	(578)
Other	3,783	247
Other income (expense)	3,026	(331)

Income before taxes	21,892	11,032

Income tax expense	4,328	2,026

Net earnings	17,564	9,006
Less: net earnings attributable to noncontrolling interests	453	125
Net earnings attributable to VPG stockholders	$17,111	$8,881

Basic earnings per share attributable to VPG stockholders	$1.25	$0.65
Diluted earnings per share attributable to VPG stockholders	$1.25	$0.65

Weighted average shares outstanding - basic	13,643	13,605
Weighted average shares outstanding - diluted	13,684	13,638
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	July 2, 2022	July 3, 2021
Net earnings	$10,880	$4,063

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,943)	607
Pension and other postretirement actuarial items	81	109
Other comprehensive income (loss)	(7,862)	716

Comprehensive income	3,018	4,779

Less: comprehensive income attributable to noncontrolling interests	125	143

Comprehensive income attributable to VPG stockholders	$2,893	$4,636

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2022	July 3, 2021
Net earnings	$17,564	$9,006

Other comprehensive income (loss):
Foreign currency translation adjustment	(9,735)	(1,193)
Pension and other postretirement actuarial items, net of tax	162	318
Other comprehensive loss	(9,573)	(875)

Comprehensive income	7,991	8,131

Less: comprehensive income attributable to noncontrolling interests	453	125

Comprehensive income attributable to VPG stockholders	$7,538	$8,006
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 2, 2022	July 3, 2021
Operating activities
Net earnings	$17,564	$9,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	1,223
Depreciation and amortization	7,622	7,108
Loss (gain) on sale of property and equipment	(178)	44
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	191	—
Share-based compensation expense	1,024	942
Inventory write-offs for obsolescence	866	1,135
Deferred income taxes	1,116	(1,110)
Other	(3,485)	(1,820)
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,434)	(776)
Inventories, net	(10,739)	(7,744)
Prepaid expenses and other current assets	254	314
Trade accounts payable	14	1,715
Other current liabilities	(2,059)	2,341
Net cash provided by operating activities	8,756	12,378

Investing activities
Capital expenditures	(8,815)	(8,309)
Proceeds from sale of property and equipment	380	16
Purchase of business, net of cash acquired	—	(47,216)
Net cash used in investing activities	(8,435)	(55,509)

Financing activities
Principal payments on long-term debt	—	(18)
Proceeds from revolving facility	—	20,000
Distributions to noncontrolling interests	(284)	(167)
Payments of employee taxes on certain share-based arrangements	(435)	(846)
Net cash (used in) provided by financing activities	(719)	18,969
Effect of exchange rate changes on cash and cash equivalents	(4,508)	(820)
Decrease in cash and cash equivalents	(4,906)	(24,982)
Cash and cash equivalents at beginning of period	84,335	98,438
Cash and cash equivalents at end of period	$79,429	$73,456

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(8,432)	$(6,353)
Capital expenditures accrued but not yet paid	$2,684	$606
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended July 2, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at April 2, 2022	$1,324	$103	$(8,765)	$199,223	$126,652	$(36,719)	$281,818	$25	$281,843
Net earnings	—	—	—	—	10,755	—	10,755	125	10,880
Other comprehensive loss	—	—	—	—	—	(7,862)	(7,862)	—	(7,862)
Share-based compensation expense	—	—	—	527	—	—	527	—	527
Restricted stock issuances (10,531 shares)	1	—	—	(1)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Balance at July 2, 2022	$1,325	$103	$(8,765)	$199,749	$137,407	$(44,581)	$285,238	$112	$285,350

	Fiscal quarter ended July 3, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at April 3, 2021	$1,320	$103	$(8,765)	$197,282	$105,036	$(34,262)	$260,714	$(95)	$260,619
Net earnings	—	—	—	—	3,920	—	3,920	143	4,063
Other comprehensive income	—	—	—	—	—	716	716	—	716
Share-based compensation expense	—	—	—	576	—	—	576	—	576
Restricted stock issuances (15,564 shares)	2	—	—	(2)	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(56)	(56)
Balance at July 3, 2021	$1,322	$103	$(8,765)	$197,856	$108,956	$(33,546)	$265,926	$(8)	$265,918
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended July 2, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	17,111	—	17,111	453	17,564
Other comprehensive loss	—	—	—	—	—	(9,573)	(9,573)	—	(9,573)
Share-based compensation expense	—	—	—	1,024	—	—	1,024	—	1,024
Restricted stock issuances (28,368 shares)	3	—	—	(426)	—	—	(423)	—	(423)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(284)	(284)
Balance at July 2, 2022	$1,325	$103	$(8,765)	$199,749	$137,407	$(44,581)	$285,238	$112	$285,350

	Six Fiscal Months Ended July 3, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	8,881	—	8,881	125	9,006
Other comprehensive loss	—	—	—	—	—	(875)	(875)	—	(875)
Share-based compensation expense	—	—	—	942	—	—	942	—	942
Restricted stock issuances (50,316 shares)	5	—	—	(850)	—	—	(845)	—	(845)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(167)	(167)
Balance at July 3, 2021	$1,322	$103	$(8,765)	$197,856	$108,956	$(33,546)	$265,926	$(8)	$265,918
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 4, 2022. The results of operations for the fiscal quarter ended July 2, 2022 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2022 and 2021 end on the following dates:

	2022	2021
Quarter 1	April 2,	April 3,
Quarter 2	July 2,	July 3,
Quarter 3	October 1,	October 2,
Quarter 4	December 31,	December 31,

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended July 2, 2022				Fiscal quarter ended July 3, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$13,469	$12,463	$11,308	$37,240	$9,437	$12,932	$7,226	$29,595
United Kingdom	933	3,859	161	4,953	744	4,195	358	5,297
Other Europe	8,024	8,820	1,117	17,961	6,396	9,897	534	16,827
Israel	8,050	110	—	8,160	5,284	261	—	5,545
Asia	9,804	3,207	811	13,822	9,315	4,390	1,027	14,732
Canada	—	—	6,482	6,482	—	—	3,343	3,343
Total	$40,280	$28,459	$19,879	$88,618	$31,176	$31,675	$12,488	$75,339

	Six Fiscal Months Ended July 2, 2022				Six Fiscal Months Ended July 3, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$26,475	$26,541	$21,773	$74,789	$19,143	$25,512	$10,857	$55,512
United Kingdom	1,810	8,193	459	10,462	1,604	8,775	396	10,775
Other Europe	15,816	19,351	2,999	38,166	13,577	19,830	722	34,129
Israel	15,381	300	—	15,681	11,725	391	—	12,116
Asia	18,548	6,842	1,821	27,211	16,942	8,126	1,882	26,950
Canada	—	—	9,974	9,974	—	9	6,437	6,446
Total	$78,030	$61,227	$37,026	$176,283	$62,991	$62,643	$20,294	$145,928

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Test & Measurement	$21,483	$16,279	$39,456	$30,695
Avionics, Military & Space	6,878	5,872	15,040	11,902
Transportation	13,195	11,930	27,149	21,484
Other Markets	18,035	17,489	39,185	35,034
Industrial Weighing	12,944	12,042	26,153	24,047
General Industrial	5,325	4,173	11,191	8,255
Steel	10,758	7,554	18,109	14,511
Total	$88,618	$75,339	$176,283	$145,928

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

The outstanding contract assets and liability accounts were as follows (in thousands):

Note 2 – Revenues (continued)

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2021	$3,570	$4,765
Balance at July 2, 2022	2,416	8,407
(Decrease)/increase	$(1,154)	$3,642
The amount of revenue recognized during the six fiscal months ended July 2, 2022 that was included in the contract liability balance at December 31, 2021 was $2.7 million.

Note 3 - Acquisition
Diversified Technical Systems, Inc.

On June 1, 2021, VPG completed the acquisition of California-based Diversified Technical Systems, Inc. (“DTS”), a manufacturer of data acquisition systems and sensors for product safety and testing, for a purchase price of $47.2 million. The Company used cash on hand and borrowings under its revolving credit facility to fund the purchase price under the purchase agreement. DTS reports into the Company's Measurement Systems segment. The following table summarizes the final fair values assigned to the assets and liabilities of DTS as of June 1, 2021 (in thousands):

June 1, 2021
Working capital	$12,494
Property and equipment	1,209
Deferred income tax liability	(6,215)

Intangible assets:
Acquired technology	13,167
Customer relationships	8,135
Trade names	2,393
Total intangible assets	23,695
Fair value of acquired identifiable assets	31,183
Purchase price	$47,216
Goodwill	$16,033

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. The estimated weighted average useful lives for the acquired technology and customer relationships are 15 years. Trade names are treated as indefinite-lived intangible assets. None of the goodwill associated with DTS is deductible for income tax purposes. The Company recorded acquisition costs associated with this transaction of $1.2 million in the second quarter of 2021, which included legal fees, appraisal fees, investments banker fees and insurance costs.

Included in the results of the operations of the Company for the fiscal quarter ended July 2, 2022, are net revenues of $6.9 million from DTS and a net loss of $0.6 million from DTS. DTS results include amortization of the inventory step-up of $0.7 million for the fiscal quarter ended July 2, 2022, and amortization of intangible assets of $0.4 million for the fiscal quarter ended July 2, 2022. Included in the results of the operations of the Company for the six fiscal months ended July 2, 2022 are net revenues of $14.6 million from DTS and a net loss of $0.5 million from DTS. DTS results include amortization of the inventory step-up of $1.1 million and amortization of intangible assets of $0.7 million for the six fiscal months ended July 2, 2022.
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DTS acquisition had been consummated on January 1, 2021:

	Fiscal quarter ended	Six fiscal months ended
	July 3, 2021	July 3, 2021
Pro forma net revenues	$80,243	$159,164

Pro forma net earnings attributable to VPG stockholders	$6,929	$12,262

Pro forma basic earnings per share attributable to VPG stockholders	$0.51	$0.90
Pro forma diluted earnings per share attributable to VPG stockholders	$0.51	$0.90

Note 4 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2021	$45,830	$6,706	$16,910	$15,903	$6,311
Adjustment to goodwill acquired	130	—	—	130	—
Foreign currency translation adjustment	(88)	(58)	(30)	—	—
Balance at July 2, 2022	$45,872	$6,648	$16,880	$16,033	$6,311

Note 5 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to fourteen years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	July 2, 2022	December 31, 2021
Assets
Operating lease right of use asset	$25,783	$27,764

Liabilities
Operating lease - current	$4,343	$4,610
Operating lease - non-current	$21,749	$25,140
Other information related to lease term and discount rate is as follows:

July 2, 2022
Operating leases weighted average remaining lease term (in years)	8.09 years
Operating leases weighted average discount rate	3.1%

The components of lease expense are as follows (in thousands):

Note 5 - Leases (continued)

	Fiscal quarter ended		Six Fiscal Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	$1,299	$1,258	$2,609	$2,439
Short-term lease cost	17	35	42	68
Sublease income	(105)	(19)	(217)	(28)
Total net lease cost	$1,211	$1,274	$2,434	$2,479

Right of use assets obtained in exchange for new operating lease liability during 2021 were $0.5 million. The Company paid $2.6 million and $2.4 million for its operating leases for each of the six fiscal months ended July 2, 2022 and July 3, 2021, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of July 2, 2022 are summarized as follows (in thousands):

2022 (excluding the six months ended July 2, 2022)	$2,463
2023	4,510
2024	3,851
2025	3,270
2026	2,945
Thereafter	12,421
Total future minimum lease payments	$29,460
Less: amount representing interest	(3,368)
Present value of future minimum lease payments	$26,092
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended July 2, 2022 was 19.2% compared to 6.1% for the fiscal quarter ended July 3, 2021. The effective tax rate for the six fiscal months ended July 2, 2022 was 19.8% compared to 18.4% for the six fiscal months ended July 3, 2021.
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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 2, 2022	December 31, 2021
2020 Credit Agreement - Revolving Facility	$61,000	$61,000
Deferred financing costs	(242)	(286)
Total long-term debt	$60,758	$60,714

Note 7 - Long-Term Debt (continued)

Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2022	$(30,276)	$(4,732)	$(35,008)
Other comprehensive loss before reclassifications	(9,926)	—	(9,926)
Amounts reclassified from accumulated other comprehensive income	191	162	353
Balance at July 2, 2022	$(40,011)	$(4,570)	$(44,581)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2021	$(25,591)	$(7,080)	$(32,671)
Other comprehensive loss before reclassifications	(1,193)	—	(1,193)
Amounts reclassified from accumulated other comprehensive income	—	318	318
Balance at July 3, 2021	$(26,784)	$(6,762)	$(33,546)
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
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 9 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended July 2, 2022		Fiscal quarter ended July 3, 2021
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$81	$7	$96	$9
Interest cost	120	17	103	17
Expected return on plan assets	(119)	—	(97)	—
Amortization of actuarial losses	72	1	102	5
Net periodic benefit cost	$154	$25	$204	$31

	Six fiscal months ended July 2, 2022		Six fiscal months ended July 3, 2021
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$165	$14	$193	$18
Interest cost	243	34	206	34
Expected return on plan assets	(242)	—	(194)	—
Amortization of actuarial losses	146	2	204	10
Net periodic benefit cost	$312	$50	$409	$62

Note 10 – Share-Based Compensation
On May 26, 2022, the Company’s stockholders voted to approve the adoption of the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan"), which replaced the Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (the "previous plan"). The 2022 plan permits issuance of up to 608,000 shares of common stock, which includes approximately 308,000 shares that were reserved for issuance under the previous plan and up to an additional 197,685 additional shares underlying awards outstanding under the previous plan. At July 2, 2022, the Company had reserved 591,466 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
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

On January 1, 2022 and in accordance with the Company's 2017 Non-Employee Director Compensation Plan (the "Director Plan"), the Board of Directors approved the issuance of an aggregate of 595 RSUs to the newly-appointed independent member of the Board of Directors. This award represented a pro-rated portion of the annual equity grant made to non-executive directors pursuant to the Director Plan. The aggregate grant-date fair value of this award is immaterial, and the award vested on May 26, 2022, the date of the 2022 Annual Stockholders Meeting.

Note 10 - Share-Based Compensation (continued)

On May 26, 2022 and in accordance with the Company's 2017 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 16,534 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.5 million and will vest on the earlier of the 2023 Annual Stockholders Meeting or May 26, 2023, subject to the directors' continued service on the Board of Directors.

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

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Restricted stock units	$527	$576	$1,024	$942
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
The following table sets forth reporting segment information. The reporting segment information reported for the fiscal quarter and six fiscal months ended July 3, 2021 has been recast to reflect the new reporting segments adopted by the Company in the fourth quarter of 2021, as described in the consolidated financial statements as of December 31, 2021, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2022 (in thousands):

Note 11 - Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues:
Sensors	$40,280	$31,176	$78,030	$62,991
Weighing Solutions	28,459	31,675	61,227	62,643
Measurement Systems	19,879	12,488	37,026	20,294
Total	$88,618	$75,339	$176,283	$145,928

Gross profit:
Sensors	$17,831	$12,120	$32,117	$24,953
Weighing Solutions	9,585	11,791	21,664	23,565
Measurement Systems	9,918	5,887	18,803	9,902
Total	$37,334	$29,798	$72,584	$58,420

Reconciliation of segment operating income to consolidated results:
Sensors	$13,060	$7,477	$22,018	$15,146
Weighing Solutions	4,177	6,097	10,391	11,914
Measurement Systems	3,263	1,714	5,474	2,388
Unallocated G&A expenses	(9,045)	(7,943)	(17,852)	(15,664)
Acquisition costs	—	(1,198)	—	(1,198)
Impairment of goodwill and indefinite-lived intangibles	—	(1,223)	—	(1,223)
Restructuring costs	(904)	—	(1,165)	—
Operating income	$10,551	$4,924	$18,866	$11,363

Acquisition costs:
Measurement Systems	—	(1,198)	—	(1,198)
	$—	$(1,198)	$—	$(1,198)

Impairment of goodwill and indefinite-lived intangibles:
Measurement Systems	—	(1,223)	—	(1,223)
	$—	$(1,223)	$—	$(1,223)

Restructuring costs:
Sensors	$(904)	$—	$(1,107)	$—
Measurement Systems	—	—	(58)	—
	$(904)	$—	$(1,165)	$—

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Sensors to Weighing Solutions	$433	$951	$822	$1,905
Sensors to Measurement Systems	98	7	159	15

Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$10,755	$3,920	$17,111	$8,881

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,648	13,618	13,643	13,605

Effect of dilutive securities:
Restricted stock units	44	28	41	33
Dilutive potential common shares	44	28	41	33

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,692	13,646	13,684	13,638

Basic earnings per share attributable to VPG stockholders	$0.79	$0.29	$1.25	$0.65

Diluted earnings per share attributable to VPG stockholders	$0.79	$0.29	$1.25	$0.65
Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign exchange gain (loss)	$3,380	$(174)	$3,934	$561
Interest income	80	20	144	65
Pension expense	(104)	(143)	(180)	(280)
Other	(12)	(29)	(115)	(99)
	$3,344	$(326)	$3,783	$247

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended July 2, 2022, the change in foreign exchange gains and losses during the period, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese yen and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel. .Included in Other for the six fiscal months ended July 2, 2022 is a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
July 2, 2022
Assets
Assets held in rabbi trusts	$5,477	$97	$5,380	$—

December 31, 2021
Assets
Assets held in rabbi trusts	$6,158	$49	$6,109	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at July 2, 2022 and December 31, 2021, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at July 2, 2022 and December 31, 2021 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.9 million and $0.0 million of restructuring costs during the fiscal quarter ended July 2, 2022 and July 3, 2021, respectively and $1.2 million and $0.0 million of restructuring costs during the six fiscal months ended July 2, 2022 and July 3, 2021, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of July 2, 2022 and December 31, 2021, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2021	$—
Restructuring charges in 2022	1,165
Cash payments	(616)
Foreign currency translation	8
Balance at July 2, 2022	$557

Note 16 – Subsequent Event

On August 8, 2022, the Company announced that its Board of Directors approved a stock repurchase plan, authorizing the Company to repurchase in the aggregate up to 600,000 shares of its outstanding common stock until August 11, 2023.

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
Impact of COVID-19 on Our Business
As of August 9, 2022, all of the Company’s facilities are open and operational. Nonetheless, given the ongoing uncertainty concerning the magnitude and duration of the COVID-19 pandemic around the world, any ongoing economic disruption may adversely affect the Company’s business and financial results.
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
Net revenues for the fiscal quarter ended July 2, 2022 were $88.6 million versus $75.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended July 2, 2022 were $10.8 million, or $0.79 per diluted share, versus $3.9 million, or $0.29 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended July 2, 2022 were $176.3 million versus $145.9 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended July 2, 2022 were $17.1 million, or $1.25 per diluted share, versus $8.9 million, or $0.65 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarter and six fiscal months ended July 2, 2022 and July 3, 2021 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
As reported - GAAP	$37,334	$29,798	$10,551	$4,924	$10,755	$3,920	$0.79	$0.29
As reported - GAAP Margins	42.1%	39.6%	11.9%	6.5%
Acquisition purchase accounting adjustments (a)	679	919	679	919	679	919	0.05	0.07
Acquisition costs		—	—	1,198	—	1,198	—	0.09
COVID-19 impact (b)	—	(26)	—	(242)	—	(242)	—	(0.02)
Start-up costs (c)	—	1,159	—	1,159	—	1,159	—	0.08
Impairment of goodwill and indefinite-lived intangibles		—	—	1,223	—	1,223	—	0.09
Restructuring costs		—	904	—	904	—	0.07	—
Foreign exchange (gain)/loss (d)		—		—	(3,380)	174	(0.25)	0.01
Less: Tax effect of reconciling items and discrete tax items		—		—	(377)	1,639	(0.02)	0.12
As Adjusted - Non GAAP	$38,013	$31,850	$12,134	$9,181	$9,335	$6,712	$0.68	$0.49
As Adjusted - Non GAAP Margins	42.9%	42.3%	13.7%	12.2%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Six fiscal months ended	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
As reported - GAAP	72,584	58,420	18,866	11,363	$17,111	$8,881	$1.25	$0.65
As reported - GAAP Margins	41.2%	40.0%	10.7%	7.8%
Acquisition purchase accounting adjustments (a)	1,050	930	1,050	930	1,050	930	0.08	0.07
Acquisition costs		—	—	1,198	—	1,198	—	0.09
COVID-19 impact (b)	138	(177)	138	(685)	138	(685)	0.01	(0.05)
Start-up costs (c)	150	1,288	150	1,288	150	1,288	0.01	0.09
Impairment of goodwill and indefinite-lived intangibles	—	—	—	1,223	—	1,223	—	0.09
Restructuring costs			1,165	—	1,165	—	0.09	—
Foreign exchange (gain)/loss (d)					(3,934)	(561)	(0.29)	(0.04)
Less: Tax effect of reconciling items and discrete tax items					(302)	1,406	(0.02)	0.10
As Adjusted - Non GAAP	$73,922	$60,461	$21,369	$15,317	$15,982	$10,868	$1.17	$0.80
As Adjusted - Non GAAP Margins	41.9%	41.4%	12.1%	10.5%

	Three months ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net earnings attributable to VPG stockholders	$10,755	$3,920	$17,111	$8,881
Interest Expense	428	273	757	578
Income tax expense	2,587	262	4,328	2,026
Depreciation	2,832	2,829	5,685	5,736
Amortization	967	757	1,937	1,372
EBITDA	17,569	$8,041	29,818	$18,593
EBITDA MARGIN	19.8%	10.7%	16.9%	12.7%
Impairment of goodwill and indefinite-lived intangibles	—	1,223	—	1,223
Acquisition purchase accounting adjustments (a)	679	919	1,050	930
Acquisition costs	—	1,198	—	1,198
Restructuring costs	904	—	1,165	—
COVID-19 impact (b)	—	(242)	138	(685)
Start-up costs (c)	—	1,159	150	1,288
Foreign exchange (gain)/loss (d)	(3,380)	174	(3,934)	(561)
ADJUSTED EBITDA	$15,772	$12,472	$28,387	$21,986
ADJUSTED EBITDA MARGIN	17.8%	16.6%	16.1%	15.1%

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2021 through the second quarter of 2022 (dollars in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2021	2021	2021	2022	2022
Net revenues	$75,339	$81,974	$90,017	$87,665	$88,618

Gross profit margin	39.6%	38.8%	38.7%	40.2%	42.1%

End-of-period backlog	$130,900	$146,700	$150,500	$170,600	$171,400

Book-to-bill ratio	1.40	1.21	1.06	1.25	1.08

Inventory turnover	2.64	2.55	2.82	2.69	2.52

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
	2021	2021	2021	2022	2022
Sensors
Net revenues	$31,176	$30,721	$34,149	$37,750	$40,280
Gross profit margin	38.9%	31.1%	32.1%	37.8%	44.3%
End-of-period backlog	$59,200	$70,100	$72,900	$81,300	$84,200
Book-to-bill ratio	1.38	1.37	1.11	1.27	1.17
Inventory turnover	2.90	3.14	3.53	3.54	3.20

Weighing Solutions
Net revenues	$31,675	$30,676	$32,071	$32,768	$28,459
Gross profit margin	37.2%	37.2%	34.0%	36.9%	33.7%
End-of-period backlog	$41,100	$42,600	$41,800	$43,600	$43,000
Book-to-bill ratio	1.16	1.06	0.98	1.06	1.03
Inventory turnover	2.78	2.47	2.63	2.61	2.33

Measurement Systems
Net revenues	$12,488	$20,577	$23,797	$17,147	$19,879
Gross profit margin	47.1%	52.8%	54.7%	51.8%	49.9%
End-of-period backlog	$30,600	$34,000	$35,800	$45,700	$44,200
Book-to-bill ratio	2.03	1.18	1.08	1.56	0.98
Inventory turnover	1.85	1.92	2.18	1.68	1.90
Net revenues for the second quarter of 2022 increased 1.1% from the first quarter of 2022 mainly due to increased volume in Sensors and Measurement Systems reporting segments partially offset by decreased volume in the Weighing Solutions reporting segment. Net revenues increased 17.6% from the second quarter of 2021 with increased volume primarily from the Sensors and Measurement Systems reporting segments.
Net revenues in the Sensors reporting segment increased 6.7% compared to the first quarter of 2022 and increased 29.2% from the second quarter of 2021. Sequentially, the increase in revenues reflected revenue growth in our sales of precision resistors in the Test and Measurement market, partially offset by a decrease in revenues for precision resistors in the Avionics, Military and Space market. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurements market and higher revenue of our advanced sensors products primarily in Other markets (mainly for consumer and medical applications) and in our General Industrial markets for energy applications.

Net revenues in the Weighing Solutions reporting segment decreased 13.1% from the first quarter of 2022 and decreased 10.2% from the second quarter of 2021. The year-over-year and sequential decreases in revenues were primarily attributable to a decrease in revenue related to force sensor products to our OEM customers in our Other markets and lower sales of onboard weighing products to the Transportation market.
Net revenues in the Measurement Systems reporting segment increased 15.9% from the first quarter of 2022 and increased 59.2% from the second quarter of 2021. Sequentially, the increase in revenue was primarily due to the higher revenue of KELK and Dynamic Systems, Inc. ("DSI") products to the Steel market. The year-over-year increase in revenue was primarily attributable to the addition of revenue for Diversified Technical Systems, Inc. ("DTS"), which was acquired on June 1, 2021, and higher revenue of our KELK and DSI steel-related businesses.
Overall gross profit margin in the second quarter of 2022 increased 1.9% as compared to the first quarter of 2022 and increased 2.5% from the second quarter of 2021.
Sequentially, the increase in the gross profit margin in the Sensors reporting segment was partially offset by a decrease in the gross profit margin in the Weighing Solutions and Measurement Systems reporting segments. In the Sensors reporting segment, the gross profit margins increased sequentially due to higher volume and labor efficiencies. In the Weighing Solutions reporting segment, the sequential decrease in gross profit margins was primarily due to lower volume and an unfavorable product mix. The sequential decrease in the gross profit margins in the Measurement Systems reporting segment was a result of unfavorable product mix and a reduction in inventory which offset the higher volume.
Compared to the second quarter of 2021, the Sensors and Measurement Systems reporting segments had higher gross profit margins, while the Weighing Solutions reporting segment gross profit margin was lower.
The Sensors reporting segment had a higher gross profit margin due to higher volume partially offset by unfavorable foreign exchange rates, wage increases, and labor inefficiencies due to the hiring of new personnel. In the Measurement Systems reporting segment, the gross profit margin was higher as compared to the second quarter of 2021 primarily due to higher revenue, partially offset by an unfavorable foreign exchange rate and a full quarter of costs for DTS compared to one month in the prior year period. The Weighing Solutions reporting segment decrease in gross profit margin as compared to 2021 was primarily due to lower volume, unfavorable foreign exchange rates, and unfavorable product mix.
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
Goodwill
We test the goodwill in each of our reporting units for impairment at least annually, as of the first day of our fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred. Determining whether to test goodwill for impairment, and the application of goodwill impairment tests, require significant management judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates could materially affect the determination of fair value for each reporting unit. A slowdown or deferral of orders for a business, with which we have goodwill associated, could impact our valuation of that goodwill.
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
Effects of Foreign Exchange Rate on Operations
For the fiscal quarter ended July 2, 2022, exchange rates decreased net revenues by $4.0 million, and decreased costs of products sold and selling, general, and administrative expenses by $3.2 million, when compared to the comparable prior year period.
For the six fiscal months ended July 2, 2022, exchange rates decreased net revenues by $5.5 million, and decreased costs of products sold and selling, general, and administrative expenses by $3.4 million, when compared to the comparable prior year period.

Results of Operations
Results of operations by reporting segments for the fiscal quarter and six fiscal months ended July 3, 2021 have been recast to reflect the new reporting segments as described under Item 7. Overview of Financial Results of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2022.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Costs of products sold	57.9%	60.4%	58.8%	60.0%
Gross profit	42.1%	39.6%	41.2%	40.0%
Selling, general, and administrative expenses	29.2%	29.8%	29.8%	30.6%
Operating income	11.9%	6.5%	10.7%	7.8%
Income before taxes	15.2%	5.7%	12.4%	7.6%
Net earnings	12.3%	5.4%	10.0%	6.2%
Net earnings attributable to VPG stockholders	12.1%	5.2%	9.7%	6.1%

Effective tax rate	19.2%	6.1%	19.8%	18.4%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	$88,618	$75,339	$176,283	$145,928
Change versus comparable prior year period	$13,279		$30,355
Percentage change versus prior year period	17.6%		20.8%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	15.6%	14.4%
Change in average selling prices	2.6%	2.3%
Foreign currency effects	(5.6)%	(3.8)%
Acquisitions	5.0%	7.9%
Net change	17.6%	20.8%
During the fiscal quarter and six fiscal months ended July 2, 2022, net revenues increased 17.6% and 20.8%, respectively, as compared to the comparable prior year periods, with increased volume primarily from the Sensors and Measurement Systems reporting segments.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross profit margin	42.1%	39.6%	41.2%	40.0%
The gross profit margin for the fiscal quarter and six fiscal months ended July 2, 2022 increased 2.5% and 1.2%, respectively, as compared to the comparable prior year periods, with higher gross profit margins in the Sensors and Measurements Systems reporting segments and lower gross profit margins in the Weighing Solutions reporting segment.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	$40,280	$31,176	$78,030	$62,991
Change versus comparable prior year period	$9,104		$15,039
Percentage change versus prior year period	29.2%		23.9%
Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	34.6%	26.5%
Change in average selling prices	2.1%	2.0%
Foreign currency effects	(7.5)%	(4.6)%
Net change	29.2%	23.9%
Net revenues increased 29.2% for the fiscal quarter ended July 2, 2022, as compared to the comparable prior year period and increased 23.9% for the six fiscal months ended July 2, 2022, as compared to the comparable prior year period. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurements market and higher revenue of our advanced sensors products primarily in Other markets (mainly for consumer and medical applications) and in our General Industrial markets for energy applications.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross profit margin	44.3%	38.9%	41.2%	39.6%
The gross profit margin increased 5.4% for the fiscal quarter ended July 2, 2022, when compared to the comparable prior year period due to higher volume partially offset by unfavorable foreign exchange rates, wage increases, and labor inefficiencies due to the hiring of new personnel. Additionally, there were higher start-up costs associated with our new advanced sensors facility in 2021.

The gross profit margin increased 1.6% for the six fiscal months ended July 2, 2022 as compared to the comparable prior year period. Volume increases were mostly offset by impacts from charges related to start-up costs in our new advanced sensors facility, wage increase, and labor inefficiencies.

Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	$28,459	$31,675	$61,227	$62,643
Change versus comparable prior year period	$(3,216)		$(1,416)
Percentage change versus prior year period	(10.2)%		(2.3)%
Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(9.0)%	(1.8)%
Change in average selling prices	4.2%	3.3%
Foreign currency effects	(5.4)%	(3.8)%
Net change	(10.2)%	(2.3)%
Net revenues decreased 10.2% for the fiscal quarter ended July 2, 2022, and decreased 2.3% for the six fiscal months ended July 2, 2022 as compared to the comparable prior year periods. The decreases in revenues were primarily attributable to a decrease in revenue related to force sensor products to our OEM customers in our Other markets and lower sales of onboard weighing products to the Transportation market.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross profit margin	33.7%	37.2%	35.4%	37.6%
The gross profit margin for the fiscal quarter ended July 2, 2022 decreased 3.5% as compared to the comparable prior year period and decreased 2.2% for the six fiscal months ended July 2, 2022 when compared to the prior year period. The decreases were primarily due to lower volume, unfavorable foreign exchange rates, and unfavorable product mix.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenues	$19,879	$12,488	$37,026	$20,294
Change versus comparable prior year period	$7,391		$16,732
Percentage change versus prior year period	59.2%		82.4%

Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	31.6%	27.6%
Change in average selling prices	1.2%	0.8%
Foreign currency effects	(3.8)%	(2.5)%
Acquisitions	30.2%	56.5%
Net change	59.2%	82.4%
Net revenues increased 59.2% for the fiscal quarter ended July 2, 2022 as compared to the comparable prior year period and increased 82.4% for the six fiscal months ended July 2, 2022 as compared to the comparable prior year period. The year-over-year increase in revenue was primarily attributable to the addition of revenue for DTS, which was acquired on June 1, 2021, and higher revenue of our KELK and DSI steel-related businesses.
Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross profit margin	49.9%	47.1%	50.8%	48.8%
The gross profit margin for the fiscal quarter ended July 2, 2022 increased 2.8% compared to the second quarter of 2021. The increase was mainly due to higher revenue, partially offset by an unfavorable foreign exchange rate and a full quarter of costs for DTS compared to one month in the prior year period.
The gross profit margin for the six fiscal months ended July 2, 2022 increased 2.0% from the prior year period. Higher revenues coming from DTS and our KELK and DSI steel-related businesses were partially offset by an unfavorable product mix and an unfavorable foreign exchange rate impact. Additionally, COVID-19 subsidies were received in 2021 that did not continue in 2022.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total SG&A expenses	$25,879	$22,453	$52,553	$44,636

As a percentage of net revenues	29.2%	29.8%	29.8%	30.6%
SG&A expenses for the fiscal quarter ended July 2, 2022 increased $3.4 million compared to the comparable prior year period, with $2.3 million of the increase driven by SG&A expenses from DTS, which was acquired in June of 2021. The remaining increase is from additional SG&A expenses related to wage increases, travel costs, and commissions.

SG&A expenses for the six fiscal months ended July 2, 2022 increased $7.9 million compared to the comparable prior year periods with $6.1 million of the increase driven by SG&A expenses from DTS. The remaining increase is from additional SG&A expenses related to wage increases, commissions, and other costs.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the fiscal quarter and six fiscal months ended July 3, 2021, as a result of our interim impairment test, we recorded a $1.2 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets.
Acquisition Costs
For the fiscal quarter and six fiscal months ended July 3, 2021, we recorded Acquisition Costs associated with the acquisition of DTS as follows (in thousands):

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
The Company recorded $0.9 million and $0.0 million of restructuring costs during the fiscal quarter ended July 2, 2022 and July 3, 2021, respectively, and $1.2 million and $0.0 million of restructuring costs during the six fiscal months ended July 2, 2022 and July 3, 2021, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter and six fiscal months ended July 2, 2022 was higher when compared with the comparable prior year periods mainly due to higher borrowing rates in 2022.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	July 2, 2022	July 3, 2021	Change
Foreign exchange gain (loss)	$3,380	$(174)	$3,554
Interest income	80	20	60
Pension expense	(104)	(143)	39
Other	(12)	(29)	17
	$3,344	$(326)	$3,670

	Six fiscal months ended
	July 2, 2022	July 3, 2021	Change
Foreign exchange gain	$3,934	$561	$3,373
Interest income	144	65	79
Pension expense	(180)	(280)	100
Other	(115)	(99)	(16)
	$3,783	$247	$3,536
Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended July 2, 2022, the change in foreign exchange gains and losses during the period, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese yen and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel. Included in Other for the six fiscal months ended July 2, 2022 is a $0.2 million loss on liquidation of two of the Company's European subsidiaries.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended July 2, 2022 was 19.2% compared to 6.1% for the fiscal quarter ended July 3, 2021. The effective tax rate for the fiscal quarter ended July 2, 2022 was higher than the prior year period primarily due to foreign exchange gains and losses, offset by tax rate changes and a reduction in our valuation allowance on deferred tax assets. The effective tax rate for the six fiscal months ended July 2, 2022 was 19.8% compared to 18.4% for the six fiscal months ended July 3, 2021. The effective tax rate for the six fiscal months ended July 2, 2022 was higher than the prior year period primarily due to changes in the mix of worldwide income and foreign exchange gains and losses, offset by tax rate changes and a reduction in our valuation allowance on deferred tax assets.
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
Our business has historically generated significant cash flow. For the six fiscal months ended July 2, 2022, cash provided by operating activities was $8.8 million compared to cash provided by operations of $12.4 million in the comparable prior year period. The decrease in cash provided by operations was due to our working capital needs to support our increased level backlog. We also had significant cash payments for bonuses in first half of fiscal 2022 compared to the first half of fiscal 2021. Our net cash used in investing activities for the six fiscal months ended July 2, 2022 was lower compared to the prior year period mainly due to the acquisition of DTS which took place in the second quarter of 2021. Our net cash used in financing activities for the six fiscal months ended July 2, 2022 was lower than the comparable to prior year period due to the 2021 borrowings in connection with the acquisition of DTS.
Approximately 92% and 87% of our cash and cash equivalents balance at July 2, 2022 and December 31, 2021, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at July 2, 2022 and December 31, 2021:

	July 2, 2022	December 31, 2021
Israel	18%	25%
Asia	33%	24%
Europe	16%	18%
United States	8%	13%
United Kingdom	13%	12%
Canada	12%	8%
	100%	100%
We earn a significant amount of our operating income outside the United States, and we consider the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as of July 2, 2022. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. The Company will continue to evaluate its cash needs. However, we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
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
Adjusted free cash flow generated during the six fiscal months ended July 2, 2022, was $0.3 million. We refer to the amount of cash provided by operating activities ($8.8 million) in excess of our capital expenditures ($8.8 million) and net of proceeds from the sale of assets ($0.3 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at July 2, 2022 and December 31, 2021 (in thousands):

	July 2, 2022	December 31, 2021
Cash and cash equivalents	$79,429	$84,335

Third-party debt, including current and long-term:
Revolving debt	61,000	61,000
Deferred financing costs	(242)	(286)
Total third-party debt	60,758	60,714
Net cash	$18,671	$23,621
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
Our financial condition as of July 2, 2022 remains strong, with a current ratio (current assets to current liabilities) of 4.0 to 1.0, as compared to a ratio of 3.6 to 1.0 at December 31, 2021.
Cash paid for property and equipment for the six fiscal months ended July 2, 2022 was $8.8 million compared to $8.3 million in the comparable prior year period.
As of July 2, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation, global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended July 2, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. In addition, the Company recently determined that certain export shipments of products from one of its subsidiaries did not comply with the filing requirements of U.S. export administration and foreign trade regulations, and the Company voluntarily self-disclosed such non-compliance to the U.S. government. Non-compliance with the filing requirements may result in fines and penalties.

The Company believes that the foregoing matters will not have a material adverse effect on the Company’s business or its financial condition, results of operations, and cash flows.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 2 2022, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: August 9, 2022