Form 10-Q
period 2022-10-01
Vishay Precision Group, Inc.
filed 2022-11-08
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          October 1, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2022, the registrant had 12,550,775 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
October 1, 2022

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	October 1, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,910	$84,335
Accounts receivable, net	55,151	58,265
Inventories:
Raw materials	31,036	25,464
Work in process	27,903	23,851
Finished goods	26,384	27,112
Inventories, net	85,323	76,427

Prepaid expenses and other current assets	16,160	15,916
Total current assets	236,544	234,943

Property and equipment:
Land	4,029	4,241
Buildings and improvements	69,769	68,778
Machinery and equipment	122,412	122,202
Software	9,136	8,871
Construction in progress	6,364	7,747
Accumulated depreciation	(129,225)	(130,619)
Property and equipment, net	82,485	81,220

Goodwill	45,460	45,830
Intangible assets, net	49,081	52,437
Operating lease right-of-use assets	24,737	27,764
Other assets	15,890	19,695
Total assets	$454,197	$461,889

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	October 1, 2022	December 31, 2021
Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$10,234	$14,876
Payroll and related expenses	20,658	23,772
Other accrued expenses	21,863	17,596
Income taxes	818	3,774
Current portion of operating lease liabilities	4,119	4,610
Total current liabilities	57,692	64,628

Long-term debt, less current portion	60,780	60,714
Deferred income taxes	4,585	5,848
Operating lease liabilities	20,422	25,140
Other liabilities	13,959	16,264
Accrued pension and other postretirement costs	10,259	12,253
Total liabilities	167,697	184,847

Commitments and contingencies

Equity:
Common stock	1,325	1,322
Class B convertible common stock	103	103
Treasury stock	(9,826)	(8,765)
Capital in excess of par value	200,308	199,151
Retained earnings	147,525	120,296
Accumulated other comprehensive loss	(52,995)	(35,008)
Total Vishay Precision Group, Inc. stockholders' equity	286,440	277,099
Noncontrolling interests	60	(57)
Total equity	286,500	277,042
Total liabilities and equity	$454,197	$461,889
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	October 1, 2022	October 2, 2021
Net revenues	$90,057	$81,974
Costs of products sold	52,737	50,129
Gross profit	37,320	31,845

Selling, general, and administrative expenses	25,271	24,580
Restructuring costs	165	—
Operating income	11,884	7,265

Other income (expense):
Interest expense	(636)	(328)
Other	1,223	174
Other income (expense)	587	(154)

Income before taxes	12,471	7,111

Income tax expense	2,323	1,662

Net earnings	10,148	5,449
Less: net earnings attributable to noncontrolling interests	30	70
Net earnings attributable to VPG stockholders	$10,118	$5,379

Basic earnings per share attributable to VPG stockholders	$0.74	$0.39
Diluted earnings per share attributable to VPG stockholders	$0.74	$0.39

Weighted average shares outstanding - basic	13,649	13,626
Weighted average shares outstanding - diluted	13,708	13,664

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	October 1, 2022	October 2, 2021
Net revenues	$266,340	$227,902
Costs of products sold	156,436	137,637
Gross profit	109,904	90,265

Selling, general, and administrative expenses	77,824	69,216
Acquisition costs	—	1,198
Impairment of goodwill and indefinite-lived intangibles	—	1,223
Restructuring costs	1,330	—
Operating income	30,750	18,628
Other income (expense):
Interest expense	(1,393)	(906)
Other	5,006	421
Other income (expense)	3,613	(485)

Income before taxes	34,363	18,143

Income tax expense	6,651	3,688

Net earnings	27,712	14,455
Less: net earnings attributable to noncontrolling interests	483	195
Net earnings attributable to VPG stockholders	$27,229	$14,260

Basic earnings per share attributable to VPG stockholders	$2.00	$1.05
Diluted earnings per share attributable to VPG stockholders	$1.99	$1.04

Weighted average shares outstanding - basic	13,645	13,612
Weighted average shares outstanding - diluted	13,692	13,647
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	October 1, 2022	October 2, 2021
Net earnings	$10,148	$5,449

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,479)	(2,116)
Pension and other postretirement actuarial items	65	113
Other comprehensive loss	(8,414)	(2,003)

Comprehensive income	1,734	3,446

Less: comprehensive income attributable to noncontrolling interests	30	70

Comprehensive income attributable to VPG stockholders	$1,704	$3,376

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2022	October 2, 2021
Net earnings	$27,712	$14,455

Other comprehensive income (loss):
Foreign currency translation adjustment	(18,214)	(3,309)
Pension and other postretirement actuarial items, net of tax	227	431
Other comprehensive loss	(17,987)	(2,878)

Comprehensive income	9,725	11,577

Less: comprehensive income attributable to noncontrolling interests	483	195

Comprehensive income attributable to VPG stockholders	$9,242	$11,382
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	October 1, 2022	October 2, 2021
Operating activities
Net earnings	$27,712	$14,455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	1,223
Depreciation and amortization	11,519	11,033
Gain on sale of property and equipment	(182)	(35)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	191	—
Share-based compensation expense	1,583	1,328
Inventory write-offs for obsolescence	1,451	1,613
Deferred income taxes	(72)	(1,412)
Other	(4,319)	(2,022)
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,077)	(3,078)
Inventories, net	(14,151)	(9,624)
Prepaid expenses and other current assets	(984)	(3,591)
Trade accounts payable	(1,459)	3,695
Other current liabilities	1,303	4,496
Net cash provided by operating activities	20,515	18,081

Investing activities
Capital expenditures	(15,545)	(11,191)
Proceeds from sale of property and equipment	397	181
Purchase of business, net of cash acquired	—	(47,216)
Net cash used in investing activities	(15,148)	(58,226)

Financing activities
Principal payments on long-term debt	—	(18)
Proceeds from revolving facility	—	20,000
Purchase of treasury stock	(1,061)	—
Distributions to noncontrolling interests	(366)	(244)
Payments of employee taxes on certain share-based arrangements	(435)	(853)
Net cash (used in) provided by financing activities	(1,862)	18,885
Effect of exchange rate changes on cash and cash equivalents	(7,930)	(1,634)
Decrease in cash and cash equivalents	(4,425)	(22,894)
Cash and cash equivalents at beginning of period	84,335	98,438
Cash and cash equivalents at end of period	$79,910	$75,544

Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(13,198)	$(9,368)
Capital expenditures accrued but not yet paid	$720	$738
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended October 1, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at July 2, 2022	$1,325	$103	$(8,765)	$199,749	$137,407	$(44,581)	$285,238	$112	$285,350
Net earnings	—	—	—	—	10,118	—	10,118	30	10,148
Other comprehensive loss	—	—	—	—	—	(8,414)	(8,414)	—	(8,414)
Share-based compensation expense	—	—	—	559	—	—	559	—	559
Purchase of treasury stock. (32,601 shares)	—	—	(1,061)	—	—	—	(1,061)	—	(1,061)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Balance at October 1, 2022	$1,325	$103	$(9,826)	$200,308	$147,525	$(52,995)	$286,440	$60	$286,500

	Fiscal quarter ended October 2, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at July 3, 2021	$1,322	$103	$(8,765)	$197,856	$108,956	$(33,546)	$265,926	$(8)	$265,918
Net earnings	—	—	—	—	5,379	—	5,379	70	5,449
Other comprehensive income	—	—	—	—	—	(2,003)	(2,003)	—	(2,003)
Share-based compensation expense	—	—	—	386	—	—	386	—	386
Restricted stock issuances (465 shares)	—	—	—	(7)	—	—	(7)	—	(7)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(77)	(77)
Balance at October 2, 2021	$1,322	$103	$(8,765)	$198,235	$114,335	$(35,549)	$269,681	$(15)	$269,666
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended October 1, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	27,229	—	27,229	483	27,712
Other comprehensive loss	—	—	—	—	—	(17,987)	(17,987)	—	(17,987)
Share-based compensation expense	—	—	—	1,583	—	—	1,583	—	1,583
Restricted stock issuances (28,368 shares)	3	—	—	(426)	—	—	(423)	—	(423)
Purchase of treasury stock (32,601 shares)	—	—	(1,061)	—	—	—	(1,061)	—	(1,061)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(366)	(366)
Balance at October 1, 2022	$1,325	$103	$(9,826)	$200,308	$147,525	$(52,995)	$286,440	$60	$286,500

	Nine Fiscal Months Ended October 2, 2021
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	14,260	—	14,260	195	14,455
Other comprehensive loss	—	—	—	—	—	(2,878)	(2,878)	—	(2,878)
Share-based compensation expense	—	—	—	1,328	—	—	1,328	—	1,328
Restricted stock issuances (50,781 shares)	5	—	—	(857)	—	—	(852)	—	(852)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(244)	(244)
Balance at October 2, 2021	$1,322	$103	$(8,765)	$198,235	$114,335	$(35,549)	$269,681	$(15)	$269,666
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 4, 2022. The results of operations for the fiscal quarter ended October 1, 2022 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2022 and 2021 end on the following dates:

	2022	2021
Quarter 1	April 2,	April 3,
Quarter 2	July 2,	July 3,
Quarter 3	October 1,	October 2,
Quarter 4	December 31,	December 31,

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended October 1, 2022				Fiscal quarter ended October 2, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$12,992	$14,671	$13,065	$40,728	$9,640	$12,729	$13,914	$36,283
United Kingdom	752	4,090	55	4,897	746	4,366	129	5,241
Other Europe	7,740	8,714	986	17,440	6,063	9,681	1,194	16,938
Israel	7,447	101	—	7,548	4,711	232	—	4,943
Asia	8,948	3,815	2,462	15,225	9,561	3,668	1,933	15,162
Canada	—	8	4,211	4,219	—	—	3,407	3,407
Total	$37,879	$31,399	$20,779	$90,057	$30,721	$30,676	$20,577	$81,974

	Nine Fiscal Months Ended October 1, 2022				Nine Fiscal Months Ended October 2, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$39,467	$41,212	$34,838	$115,517	$28,783	$38,241	$24,771	$91,795
United Kingdom	2,562	12,283	514	15,359	2,350	13,141	525	16,016
Other Europe	23,556	28,065	3,985	55,606	19,640	29,511	1,916	51,067
Israel	22,828	401	—	23,229	16,436	623	—	17,059
Asia	27,496	10,657	4,283	42,436	26,503	11,794	3,815	42,112
Canada	—	8	14,185	14,193	—	9	9,844	9,853
Total	$115,909	$92,626	$57,805	$266,340	$93,712	$93,319	$40,871	$227,902

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Test & Measurement	$20,659	$15,883	$60,115	$46,578
Avionics, Military & Space	6,523	7,542	21,563	19,444
Transportation	13,912	13,668	41,061	35,152
Other Markets	20,110	17,453	59,295	52,487
Industrial Weighing	12,473	12,254	38,626	36,301
General Industrial	4,981	4,069	16,172	12,324
Steel	11,399	11,105	29,508	25,616
Total	$90,057	$81,974	$266,340	$227,902

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

The outstanding contract assets and liability accounts were as follows (in thousands):

Note 2 – Revenues (continued)

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2021	$3,570	$4,765
Balance at October 1, 2022	3,621	8,867
Increase	$51	$4,102
The amount of revenue recognized during the nine fiscal months ended October 1, 2022 that was included in the contract liability balance at December 31, 2021 was $3.2 million.

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

Included in the results of the operations of the Company for the fiscal quarter ended October 1, 2022, are net revenues of $7.9 million from DTS and a net income of $0.2 million from DTS. DTS results include amortization of the inventory step-up of $0.3 million for the fiscal quarter ended October 1, 2022, and amortization of intangible assets of $0.4 million for the fiscal quarter ended October 1, 2022. Included in the results of the operations of the Company for the nine fiscal months ended October 1, 2022 are net revenues of $22.5 million from DTS and a net loss of $0.3 million from DTS. DTS results include amortization of the inventory step-up of $1.3 million and amortization of intangible assets of $1.1 million for the nine fiscal months ended October 1, 2022.
Following is the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DTS acquisition had been consummated on January 1, 2021:

Nine fiscal months ended
October 2, 2021
Pro forma net revenues	$241,138

Pro forma net earnings attributable to VPG stockholders	$17,641

Pro forma basic earnings per share attributable to VPG stockholders	$1.30
Pro forma diluted earnings per share attributable to VPG stockholders	$1.29

Note 4 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2021	$45,830	$6,706	$16,910	$15,903	$6,311
Adjustment to goodwill acquired	130	—	—	130	—
Foreign currency translation adjustment	(500)	(446)	(54)	—	—
Balance at October 1, 2022	$45,460	$6,260	$16,856	$16,033	$6,311

Note 5 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to fourteen years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	October 1, 2022	December 31, 2021
Assets
Operating lease right of use asset	$24,737	$27,764

Liabilities
Operating lease - current	$4,119	$4,610
Operating lease - non-current	$20,422	$25,140
Other information related to lease term and discount rate is as follows:

October 1, 2022
Operating leases weighted average remaining lease term (in years)	7.94 years
Operating leases weighted average discount rate	3.12%

The components of lease expense are as follows (in thousands):

Note 5 - Leases (continued)

	Fiscal quarter ended		Nine Fiscal Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating lease cost	$1,267	$1,407	$3,876	$3,847
Short-term lease cost	30	30	72	98
Sublease income	(104)	(78)	(321)	(106)
Total net lease cost	$1,193	$1,359	$3,627	$3,839

Right of use assets obtained in exchange for new operating lease liability during 2022 were $0.7 million. The Company paid $3.9 million and $3.8 million for its operating leases for each of the nine fiscal months ended October 1, 2022 and October 2, 2021, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of October 1, 2022 are summarized as follows (in thousands):

2022 (excluding the nine months ended October 1, 2022)	$1,172
2023	4,432
2024	3,809
2025	3,223
2026	2,886
Thereafter	12,123
Total future minimum lease payments	$27,645
Less: amount representing interest	(3,104)
Present value of future minimum lease payments	$24,541
Note 6 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended October 1, 2022 was 18.6% compared to 23.4% for the fiscal quarter ended October 2, 2021. The effective tax rate for the nine fiscal months ended October 1, 2022 was 19.4% compared to 20.3% for the nine fiscal months ended October 2, 2021.
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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	October 1, 2022	December 31, 2021
2020 Credit Agreement - Revolving Facility	$61,000	$61,000
Deferred financing costs	(220)	(286)
Total long-term debt	$60,780	$60,714

Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2022	$(30,276)	$(4,732)	$(35,008)
Other comprehensive loss before reclassifications	(18,405)	—	(18,405)
Amounts reclassified from accumulated other comprehensive income	191	227	418
Balance at October 1, 2022	$(48,490)	$(4,505)	$(52,995)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2021	$(25,591)	$(7,080)	$(32,671)
Other comprehensive loss before reclassifications	(3,309)	—	(3,309)
Amounts reclassified from accumulated other comprehensive income	—	431	431
Balance at October 2, 2021	$(28,900)	$(6,649)	$(35,549)
Reclassification of foreign currency translation adjustment for the loss on liquidation of subsidiaries is included in other income and expense other (see Note 13). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9).
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 9 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended October 1, 2022		Fiscal quarter ended October 2, 2021
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$79	$7	$96	$9
Interest cost	117	17	102	17
Expected return on plan assets	(116)		(97)	—
Amortization of actuarial losses	69	1	102	5
Net periodic benefit cost	$149	$25	$203	$31

	Nine fiscal months ended October 1, 2022		Nine fiscal months ended October 2, 2021
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$244	$21	$289	$27
Interest cost	360	51	308	51
Expected return on plan assets	(358)	—	(291)	—
Amortization of actuarial losses	215	3	306	15
Net periodic benefit cost	$461	$75	$612	$93

Note 10 – Share-Based Compensation
On May 26, 2022, the Company’s stockholders voted to approve the adoption of the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan"), which replaced the Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (the "previous plan"). The 2022 plan permits issuance of up to 608,000 shares of common stock, which includes approximately 308,000 shares that were reserved for issuance under the previous plan and up to an additional 197,685 additional shares underlying awards outstanding under the previous plan. At October 1, 2022, the Company had reserved 590,034 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
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

On July 1, 2022, a non-executive VPG employee was granted an annual equity award in the form of RSU's, of which 50% are performance-based. The award has an aggregate grant-date fair value of $0.04 million and was comprised of 1,432 RSU's. The non-performance portion of this award will vest on July 1, 2025, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on July 1, 2025, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

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

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Restricted stock units	$559	$386	$1,583	$1,328
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
The following table sets forth reporting segment information. The reporting segment information reported for the fiscal quarter and nine fiscal months ended October 2, 2021 has been recast to reflect the new reporting segments adopted by the Company in the fourth quarter of 2021, as described in the consolidated financial statements as of December 31, 2021, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2022 (in thousands):

Note 11 - Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues:
Sensors	$37,879	$30,721	$115,909	$93,712
Weighing Solutions	31,399	30,676	92,626	93,319
Measurement Systems	20,779	20,577	57,805	40,871
Total	$90,057	$81,974	$266,340	$227,902

Gross profit:
Sensors	$15,324	$9,568	$47,441	$34,521
Weighing Solutions	10,470	11,422	32,134	34,988
Measurement Systems	11,526	10,855	30,329	20,756
Total	$37,320	$31,845	$109,904	$90,265

Reconciliation of segment operating income to consolidated results:
Sensors	$10,703	$5,070	$32,721	$20,217
Weighing Solutions	5,392	5,917	15,783	17,831
Measurement Systems	4,876	4,659	10,350	7,046
Unallocated G&A expenses	(8,922)	(8,381)	(26,774)	(24,045)
Acquisition costs	—	—	—	(1,198)
Impairment of goodwill and indefinite-lived intangibles	—	—	—	(1,223)
Restructuring costs	(165)	—	(1,330)	—
Operating income	$11,884	$7,265	$30,750	$18,628

Acquisition costs:
Measurement Systems	—	—	—	(1,198)
	$—	$—	$—	$(1,198)

Impairment of goodwill and indefinite-lived intangibles:
Measurement Systems	—	—	—	(1,223)
	$—	$—	$—	$(1,223)

Restructuring costs:
Sensors	$(165)	$—	$(1,272)	$—
Measurement Systems	—	—	(58)	—
	$(165)	$—	$(1,330)	$—

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Sensors to Weighing Solutions	$542	$824	$1,364	$2,730
Sensors to Measurement Systems	32	51	191	66

Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$10,118	$5,379	$27,229	$14,260

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,649	13,626	13,645	13,612

Effect of dilutive securities:
Restricted stock units	59	38	47	35
Dilutive potential common shares	59	38	47	35

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,708	13,664	13,692	13,647

Basic earnings per share attributable to VPG stockholders	$0.74	$0.39	$2.00	$1.05

Diluted earnings per share attributable to VPG stockholders	$0.74	$0.39	$1.99	$1.04
Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign currency exchange gain (loss)	$1,261	$(38)	$5,195	$522
Interest income	91	151	235	216
Pension expense	(81)	(151)	(261)	(431)
Other	(48)	212	(163)	114
	$1,223	$174	$5,006	$421

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended October 1, 2022, the change in foreign currency exchange gains and losses during the period, as compared to the prior year periods, is largely due to exposure of currency fluctuations with the Israeli shekel, the Japanese yen, the Canadian dollar, and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign currency exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.

Included in Other for the nine fiscal months ended October 1, 2022 is a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.
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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
October 1, 2022
Assets
Assets held in rabbi trusts	$5,282	$79	$5,203	$—

December 31, 2021
Assets
Assets held in rabbi trusts	$6,158	$49	$6,109	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at October 1, 2022 and December 31, 2021, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at October 1, 2022 and December 31, 2021 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.2 million and $0.0 million of restructuring costs during the fiscal quarter ended October 1, 2022 and October 2, 2021, respectively and $1.3 million and $0.0 million of restructuring costs during the nine fiscal months ended October 1, 2022 and October 2, 2021, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of October 1, 2022 and December 31, 2021, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2021	$—
Restructuring charges in 2022	1,330
Cash payments	(1,338)
Foreign currency translation	8
Balance at October 1, 2022	$—
Note 16 – Stockholder's Equity

On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan will expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. At October 1, 2022, the Company had repurchased 32,601 shares of its common stock under the Stock Repurchase Plan.

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
Net revenues for the fiscal quarter ended October 1, 2022 were $90.1 million versus $82.0 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended October 1, 2022 were $10.1 million, or $0.74 per diluted share, versus $5.4 million, or $0.39 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended October 1, 2022 were $266.3 million versus $227.9 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended October 1, 2022 were $27.2 million, or $1.99 per diluted share, versus $14.3 million, or $1.04 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarter and nine fiscal months ended October 1, 2022 and October 2, 2021 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
As reported - GAAP	$37,320	$31,845	$11,884	$7,265	$10,118	$5,379	$0.74	$0.39
As reported - GAAP Margins	41.4%	38.8%	13.2%	8.9%
Acquisition purchase accounting adjustments (a)	260	1,329	260	1,329	260	1,329	0.02	0.10
COVID-19 impact (b)	—	111	—	111	—	111	—	0.01
Start-up costs (c)	—	970	—	970	—	970	—	0.07
Restructuring costs		—	165	—	165	—	0.01	—
Foreign currency exchange (gain)/loss (d)		—		—	(1,261)	38	(0.09)	0.01
Less: Tax effect of reconciling items and discrete tax items		—		—	(194)	754	(0.01)	0.06
As Adjusted - Non GAAP	$37,580	$34,255	$12,309	$9,675	$9,476	$7,073	$0.69	$0.52
As Adjusted - Non GAAP Margins	41.7%	41.8%	13.7%	11.8%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Nine fiscal months ended	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
As reported - GAAP	109,904	90,265	30,750	18,628	$27,229	$14,260	$1.99	$1.04
As reported - GAAP Margins	41.3%	39.6%	11.5%	8.2%
Acquisition purchase accounting adjustments (a)	1,310	2,259	1,310	2,259	1,310	2,259	0.10	0.17
Acquisition costs		—	—	1,198	—	1,198	—	0.09
COVID-19 impact (b)	138	(66)	138	(574)	138	(574)	0.01	(0.04)
Start-up costs (c)	150	2,258	150	2,258	150	2,258	0.01	0.17
Impairment of goodwill and indefinite-lived intangibles	—	—	—	1,223	—	1,223	—	0.09
Restructuring costs			1,330	—	1,330	—	0.10	—
Foreign currency exchange (gain)/loss (d)					(5,195)	(523)	(0.38)	(0.04)
Less: Tax effect of reconciling items and discrete tax items					(496)	2,160	(0.03)	0.16
As Adjusted - Non GAAP	$111,502	$94,716	$33,678	$24,992	$25,458	$17,941	$1.86	$1.32
As Adjusted - Non GAAP Margins	41.9%	41.6%	12.6%	11.0%

	Three months ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net earnings attributable to VPG stockholders	$10,118	$5,379	$27,341	$14,260
Interest Expense	636	328	1,393	906
Income tax expense	2,323	1,662	6,539	3,688
Depreciation	2,937	2,955	8,622	8,691
Amortization	960	970	2,897	2,342
EBITDA	16,974	$11,294	46,792	$29,887
EBITDA MARGIN	18.8%	13.8%	17.6%	13.1%
Impairment of goodwill and indefinite-lived intangibles	—	—	—	1,223
Acquisition purchase accounting adjustments (a)	260	1,329	1,310	2,259
Acquisition costs	—	—	—	1,198
Restructuring costs	165	—	1,330	—
COVID-19 impact (b)	—	111	138	(574)
Start-up costs (c)	—	970	150	2,258
Foreign currency exchange (gain)/loss (d)	(1,261)	38	(5,195)	(523)
ADJUSTED EBITDA	$16,138	$13,742	$44,525	$21,986
ADJUSTED EBITDA MARGIN	17.9%	16.8%	16.7%	9.6%

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2021 through the third quarter of 2022 (dollars in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2021	2021	2022	2022	2022
Net revenues	$81,974	$90,017	$87,665	$88,618	$90,057

Gross profit margin	38.8%	38.7%	40.2%	42.1%	41.4%

End-of-period backlog	$146,700	$150,500	$170,600	$171,400	$171,700

Book-to-bill ratio	1.21	1.06	1.25	1.08	1.08

Inventory turnover	2.55	2.82	2.69	2.52	2.47

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
	2021	2021	2022	2022	2022
Sensors
Net revenues	$30,721	$34,149	$37,750	$40,280	$37,879
Gross profit margin	31.1%	32.1%	37.8%	44.3%	40.5%
End-of-period backlog	$70,100	$72,900	$81,300	$84,200	$80,600
Book-to-bill ratio	1.37	1.11	1.27	1.17	0.99
Inventory turnover	3.14	3.53	3.54	3.20	3.04

Weighing Solutions
Net revenues	$30,676	$32,071	$32,768	$28,459	$31,399
Gross profit margin	37.2%	34.0%	36.9%	33.7%	33.3%
End-of-period backlog	$42,600	$41,800	$43,600	$43,000	$43,000
Book-to-bill ratio	1.06	0.98	1.06	1.03	1.05
Inventory turnover	2.47	2.63	2.61	2.33	2.48

Measurement Systems
Net revenues	$20,577	$23,797	$17,147	$19,879	$20,779
Gross profit margin	52.8%	54.7%	51.8%	49.9%	55.5%
End-of-period backlog	$34,000	$35,800	$45,700	$44,200	$48,100
Book-to-bill ratio	1.18	1.08	1.56	0.98	1.27
Inventory turnover	1.92	2.18	1.68	1.90	1.68
Net revenues for the third quarter of 2022 increased 1.6% from the second quarter of 2022 mainly due to increased volume in the Weighing Solutions and Measurement Systems reporting segments partially offset by decreased volume in the Sensors reporting segment. Net revenues increased 9.9% from the third quarter of 2021 with increased volume primarily from the Sensors reporting segment.
Net revenues in the Sensors reporting segment decreased 6.0% compared to the second quarter of 2022 and increased 23.3% from the third quarter of 2021. Excluding the unfavorable impact of foreign currency exchange rates, revenue increased 35.1% from the third quarter of 2021. Excluding the unfavorable impact of foreign currency exchange rates, revenue decreased 4.2% from the second quarter of 2022. Sequentially, the decrease primarily reflected lower advanced sensors revenue in Other markets (mainly for consumer applications) and lower revenue of precision resistors in the Test and Measurements market. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and

Measurements market and higher revenue of our advanced sensors products primarily in Other markets (mainly for consumer applications).
Net revenues in the Weighing Solutions reporting segment increased 10.3% from the second quarter of 2022 and increased 2.4% from the third quarter of 2021. The year-over-year and sequential increases in revenues were primarily attributable to increases in our Other markets for precision agriculture and construction applications.
Net revenues in the Measurement Systems reporting segment increased 4.5% from the second quarter of 2022 and increased 1.0% from the third quarter of 2021. Sequentially, the increase in revenue was primarily due to the higher revenue of Dynamic Systems Inc. ("DSI") products in the Steel market and our Diversified Technical Systems Inc. ("DTS") products in the Transportation market. The year-over-year increase was primarily attributable to increased revenue in the Steel market.
Overall gross profit margin in the third quarter of 2022 decreased 0.7% as compared to the second quarter of 2022 and increased 2.6% from the third quarter of 2021.
Sequentially, the decrease in the gross profit margin in the Sensors and Weighing Solutions reporting segments was partially offset by an increase in the gross profit margin in the Measurement Systems reporting segments. In the Sensors reporting segment, the gross profit margins decreased sequentially due to lower volume, one-time inventory adjustments, and unfavorable foreign currency exchange rates. In the Weighing Solutions reporting segment, the sequential decrease in gross profit margins was primarily due to higher materials costs and reduction of inventories partially offset by higher volume and selling price increases. The sequential increase in the gross profit margins in the Measurement Systems reporting segment was a result of favorable product mix and higher volume.
Compared to the third quarter of 2021, the Sensors and Measurement Systems reporting segments had higher gross profit margins, while the Weighing Solutions reporting segment gross profit margin was lower.
The Sensors reporting segment had a higher gross profit margin due to higher volume and selling price increases partially offset by unfavorable foreign currency exchange rates and wage increases. In the Measurement Systems reporting segment, the gross profit margin was higher as compared to the third quarter of 2021 primarily due to lower purchase accounting adjustments related to the DTS acquisition, partially offset by unfavorable product mix. The Weighing Solutions reporting segment decrease in gross profit margin as compared to 2021 was primarily due to higher materials costs, unfavorable product mix, unfavorable foreign currency exchange rates, and reduction of inventories, partially offset by higher volume and selling price increases.
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
Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended October 1, 2022, exchange rates decreased net revenues by $5.3 million, and decreased costs of products sold and selling, general, and administrative expenses by $4.2 million, when compared to the comparable prior year period.
For the nine fiscal months ended October 1, 2022, exchange rates decreased net revenues by $10.8 million, and decreased costs of products sold and selling, general, and administrative expenses by $7.7 million, when compared to the comparable prior year period.

Results of Operations
Results of operations by reporting segments for the fiscal quarter and nine fiscal months ended October 2, 2021 have been recast to reflect the new reporting segments as described under Item 7. Overview of Financial Results of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 4, 2022.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Costs of products sold	58.6%	61.2%	58.7%	60.4%
Gross profit	41.4%	38.8%	41.3%	39.6%
Selling, general, and administrative expenses	28.1%	30.0%	29.2%	30.4%
Operating income	13.2%	8.9%	11.5%	8.2%
Income before taxes	13.8%	8.7%	12.9%	8.0%
Net earnings	11.3%	6.6%	10.4%	6.3%
Net earnings attributable to VPG stockholders	11.2%	6.6%	10.2%	6.3%

Effective tax rate	18.6%	23.4%	19.4%	20.3%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$90,057	$81,974	$266,340	$227,902
Change versus comparable prior year period	$8,083		$38,438
Percentage change versus prior year period	9.9%		16.9%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	13.7%	14.2%
Change in average selling prices	2.9%	2.5%
Foreign currency effects	(6.7)%	(4.8)%
Acquisitions	0.0%	5.0%
Net change	9.9%	16.9%
During the fiscal quarter and nine fiscal months ended October 1, 2022, net revenues increased 9.9% and 16.9%, respectively, as compared to the comparable prior year periods, with increased volume primarily from the Sensors reporting segment.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross profit margin	41.4%	38.8%	41.3%	39.6%
The gross profit margin for the fiscal quarter and nine fiscal months ended October 1, 2022 increased 2.6% and 1.7%, respectively, as compared to the comparable prior year periods. For the fiscal quarter period, the Sensors and Measurement Systems reporting segments reported higher gross profit margins while the Weighing Solutions reporting segment reported lower gross profit margins when compared to the prior year period. For the nine fiscal month period, the Sensors and Measurement Systems reporting segments reported higher gross profit margins while the Weighing Solutions reporting segment reported lower gross profit margins when compared to the prior year period.
Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$37,879	$30,721	$115,909	$93,712
Change versus comparable prior year period	$7,158		$22,197
Percentage change versus prior year period	23.3%		23.7%
Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	32.1%	28.3%
Change in average selling prices	1.7%	1.9%
Foreign currency effects	(10.5)%	(6.5)%
Net change	23.3%	23.7%
Net revenues increased 23.3% for the fiscal quarter ended October 1, 2022, as compared to the comparable prior year period and increased 23.7% for the nine fiscal months ended October 1, 2022, as compared to the comparable prior year period. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurements market and higher revenue of our advanced sensors products primarily in Other markets (mainly for consumer applications).
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross profit margin	40.5%	31.1%	40.9%	36.8%
The gross profit margin increased 9.4% for the fiscal quarter ended October 1, 2022, when compared to the comparable prior year period due to higher volume and selling price increases partially offset by unfavorable foreign currency exchange rates and wage increases. Additionally, there were higher start-up costs associated with our new advanced sensors facility in 2021.

The gross profit margin increased 4.1% for the nine fiscal months ended October 1, 2022 as compared to the comparable prior year period. Volume increases were partially offset by impacts from charges related to start-up costs in our new advanced sensors facility, wage increase, and labor inefficiencies.

Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$31,399	$30,676	$92,626	$93,319
Change versus comparable prior year period	$723		$(693)
Percentage change versus prior year period	2.4%		(0.7)%
Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	4.5%	0.2%
Change in average selling prices	5.3%	4.0%
Foreign currency effects	(7.4)%	(4.9)%
Net change	2.4%	(0.7)%
Net revenues increased 2.4% for the fiscal quarter ended October 1, 2022, and decreased 0.7% for the nine fiscal months ended October 1, 2022 as compared to the comparable prior year periods. The increase in fiscal quarter net revenues was primarily attributable to increases in our Other markets for precision agriculture and construction applications, while the same market reflected a decrease for the nine fiscal month period. Both the fiscal quarter and nine fiscal month periods were negatively impacted by foreign currency exchange rate effects.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross profit margin	33.3%	37.2%	34.7%	37.5%
The gross profit margin for the fiscal quarter ended October 1, 2022 decreased 3.9% as compared to the comparable prior year period and decreased 2.8% for the nine fiscal months ended October 1, 2022 when compared to the prior year period. The decrease for the fiscal quarter was primarily due to higher materials costs, unfavorable product mix, unfavorable foreign currency exchange rates, and reduction of inventories, partially offset by higher volume and selling price increases. The decrease for the nine fiscal month period was primarily due to lower volume, higher materials costs, unfavorable product mix, unfavorable foreign currency exchange rates, and reduction of inventories, partially offset by selling price increases.

Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$20,779	$20,577	$57,805	$40,871
Change versus comparable prior year period	$202		$16,934
Percentage change versus prior year period	1.0%		41.4%
Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	1.3%	14.3%
Change in average selling prices	1.8%	1.2%
Foreign currency effects	(2.1)%	(2.1)%
Acquisitions	0.0%	28.0%
Net change	1.0%	41.4%
Net revenues increased 1.0% for the fiscal quarter ended October 1, 2022 as compared to the comparable prior year period and increased 41.4% for the nine fiscal months ended October 1, 2022 as compared to the comparable prior year period. The increase for the fiscal quarter was primarily due to increased revenue in the Steel market. The increase in revenue for the nine fiscal months period was primarily attributable to the addition of revenue for DTS, which was acquired on June 1, 2021, and higher revenue of our KELK and DSI steel-related businesses.
Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross profit margin	55.5%	52.8%	52.5%	50.8%
The gross profit margin for the fiscal quarter ended October 1, 2022 increased 2.7% compared to the third quarter of 2021. The increase was primarily due to lower purchase accounting adjustments related to the DTS acquisition partially offset by an unfavorable product mix.
The gross profit margin for the nine fiscal months ended October 1, 2022 increased 1.7% from the prior year period. Higher revenues coming from DTS and our KELK and DSI steel-related businesses and lower purchase accounting adjustment related to the DTS acquisition were partially offset by an unfavorable product mix and an unfavorable foreign currency exchange rate impact. Additionally, COVID-19 subsidies were received in 2021 that did not continue in 2022.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Total SG&A expenses	$25,271	$24,580	$77,824	$69,216

As a percentage of net revenues	28.1%	30.0%	29.2%	30.4%
SG&A expenses for the fiscal quarter ended October 1, 2022 increased $0.7 million compared to the comparable prior year period due to increases in wages, travel costs and other fees, partially offset by favorable foreign currency exchange rate impacts.

SG&A expenses for the nine fiscal months ended October 1, 2022 increased $8.6 million compared to the comparable prior year periods with $6.1 million of the increase driven by SG&A expenses from DTS. The remaining increase is from additional SG&A expenses related to wage increases, travel costs, and other fees.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the nine fiscal months ended October 2, 2021, as a result of our interim impairment test, we recorded a $1.2 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets.
Acquisition Costs
For the nine fiscal months ended October 2, 2021, we recorded Acquisition Costs associated with the acquisition of DTS as follows (in thousands):

Nine fiscal months ended
October 2, 2021
Legal fees	$341
Appraisal fees	18
Other (investment banker and insurance costs)	839
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
The Company recorded $0.2 million and $0.0 million of restructuring costs during the fiscal quarter ended October 1, 2022 and October 2, 2021, respectively, and $1.3 million and $0.0 million of restructuring costs during the nine fiscal months ended October 1, 2022 and October 2, 2021, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter and nine fiscal months ended October 1, 2022 was higher when compared with the comparable prior year periods mainly due to higher borrowing rates in 2022.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	October 1, 2022	October 2, 2021	Change
Foreign currency exchange gain (loss)	$1,261	$(38)	$1,299
Interest income	91	151	(60)
Pension expense	(81)	(151)	70
Other	(48)	212	(260)
	$1,223	$174	$1,049

	Nine fiscal months ended
	October 1, 2022	October 2, 2021	Change
Foreign currency exchange gain	$5,195	$522	$4,673
Interest income	235	216	19
Pension expense	(261)	(431)	170
Other	(163)	114	(277)
	$5,006	$421	$4,585
Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended October 1, 2022, the change in foreign currency exchange gains and losses during the period, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese yen, the Canadian dollar, and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign currency exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.
Included in Other for the nine fiscal months ended October 1, 2022 is a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended October 1, 2022 was 18.6% compared to 23.4% for the fiscal quarter ended October 2, 2021. The effective tax rate for the fiscal quarter ended October 1, 2022 was lower than the prior year period primarily due to foreign currency exchange gains and losses, tax rate changes and a reduction in our valuation allowance on deferred tax assets. The effective tax rate for the nine fiscal months ended October 1, 2022 was 19.4% compared to 20.3% for the nine fiscal months ended October 2, 2021. The effective tax rate for the nine fiscal months ended October 1, 2022 was lower than the prior year period primarily due to changes in the mix of worldwide income and foreign currency exchange gains and losses, tax rate changes and a reduction in our valuation allowance on deferred tax assets.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at October 1, 2022. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the nine fiscal months ended October 1, 2022, cash provided by operating activities was $20.5 million compared to cash provided by operations of $18.1 million in the comparable prior year period. Our net cash used in investing activities for the nine fiscal months ended October 1, 2022 was lower compared to the prior year period mainly due to the acquisition of DTS which took place in the second quarter of 2021. Our net cash used in financing activities for the nine fiscal months ended October 1, 2022 was lower than the comparable to prior year period due to the 2021 borrowings in connection with the acquisition of DTS.
Approximately 91% and 87% of our cash and cash equivalents balance at October 1, 2022 and December 31, 2021, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at October 1, 2022 and December 31, 2021:

	October 1, 2022	December 31, 2021
Israel	24%	25%
Asia	27%	24%
Europe	15%	18%
United States	9%	13%
United Kingdom	11%	12%
Canada	14%	8%
	100%	100%
We earn a significant amount of our operating income outside the United States, and we consider the majority of the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, as of October 1, 2022. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. The Company will continue to evaluate its cash needs. However, we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
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
Adjusted free cash flow generated during the nine fiscal months ended October 1, 2022, was $5.4 million. We refer to the amount of cash provided by operating activities ($20.5 million) in excess of our capital expenditures ($15.5 million) and net of proceeds from the sale of assets ($0.4 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at October 1, 2022 and December 31, 2021 (in thousands):

	October 1, 2022	December 31, 2021
Cash and cash equivalents	$79,910	$84,335

Third-party debt, including current and long-term:
Revolving debt	61,000	61,000
Deferred financing costs	(220)	(286)
Total third-party debt	60,780	60,714
Net cash	$19,130	$23,621
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
Our financial condition as of October 1, 2022 remains strong, with a current ratio (current assets to current liabilities) of 4.1 to 1.0, as compared to a ratio of 3.6 to 1.0 at December 31, 2021.
Cash paid for property and equipment for the nine fiscal months ended October 1, 2022 was $15.5 million compared to $11.2 million in the comparable prior year period.
As of October 1, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended October 1, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. In addition, the Company has determined that certain export shipments of products from one of its subsidiaries did not comply with the filing requirements of U.S. export administration and foreign trade regulations, and the Company voluntarily self-disclosed such non-compliance to the U.S. government. Non-compliance with the filing requirements may result in fines and penalties.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended October 1, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
July 3, 2022 - August 3, 2022	—	—	—	—
August 4, 2022 - September 4, 2022	6,085	$34.60	6,085	593,915
September 5, 2022 - October 1, 2022	26,516	32.05	26,516	567,399
Total	32,601		32,601	567,399
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan will expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. As of October 1, 2022, the Company had repurchased 32,601 shares under the Stock Repurchase Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

10.1	First Amendment to Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 1 2022, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: November 8, 2022