Form 10-K
period 2022-12-31
Vishay Precision Group, Inc.
filed 2023-03-01
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($28.20 on July 2, 2022), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $358,960,000. There is no non-voting stock outstanding.
As of March 1, 2023, the registrant had 12,555,212 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2022

PART I
Item 1. BUSINESS DESCRIPTION
General
Vishay Precision Group, Inc. (“VPG,” the “Company,” “we,” “us” or “our”) is a global, diversified company focused on precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
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
Since becoming an independent company, we have made several acquisitions that have added to our strong, diverse, global manufacturing, sales and distribution network, which includes facilities in Canada, People's Republic of China, France, Germany, India, Israel, Japan, Sweden, Republic of China (Taiwan), the United Kingdom, and the United States.
We were incorporated in Delaware on August 28, 2009. Our principal executive offices are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355. Our main telephone number is 484-321-5300.
Key Business Vision and Strategies
Our vision is to be a leading provider of precision measurement and sensing technologies, which include sensors, weighing solutions and measurement systems that deliver accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. VPG delivers in-depth, deep engineering expertise to the design and manufacture of non-commodity sensors, weighing solutions and precision measurement systems that optimize and enhance our customers’ solutions performance across a broad array of end markets.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, Japan, and Israel, where we can benefit from improved efficiencies or available tax and other government-sponsored incentives. In the past several years, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our load cell products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
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

Sensors	Weighing Solutions	Measurement Systems
VPG Foil Resistors	VPG Transducers	KELK
- VFR	- Celtron	Dynamic Systems Inc. or Gleeble
- Alpha Electronics	- Revere	DTS
-Powertron	- Sensortronics	Pacific Instruments
- APR	- Tedea-Huntleigh
Micro-Measurements	VPG Onboard Weighing
Stress-tek
Vulcan
BLH Nobel

Business Segments and Products
Each of VPG's business segments maintains and deploys specific go-to-market strategies, technical expertise, capital requirements, and acquisition opportunities, which are in line with our operationally diversified structure and strategy. VPG reports in three product segments: Sensors, Weighing Solutions, and Measurement Systems.
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
Our precision resistors are based on Bulk Metal Foil® technology and are used in diverse applications, which require a high degree of precision and stability. The main market segments for our precision resistors are as follows: Avionics & Military, Space Communications, Fiber Optics, Industrial Automation, EV Battery Management Infrastructure, and Precision Weighing, Test & Measurements / Semiconductors and others. Foil resistors are marketed under four different brands: VFR, Alpha Electronics, Powertron and APR. APR is our off the shelf commercial product line based on AEC-Q200 standardization. To complement our extensive portfolio of high-performance precision resistors, we also offer decade boxes, standard resistors, exceptional precision thin film and power resistors including special construction configurations to meet the requirements of high temperature applications. We have a road map of new technology products to meet the required needs of our customers.
Our strain gage products, which include our advanced sensors, are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Marketed under the well-known Micro-Measurements brand, our strain gages are used for OEM and in stress analysis applications for structural testing in the aviation, military and space, infrastructure, and construction markets, along with force measurement and weighing markets. Typical applications of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device, such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. Using strain gages attached to metal components, a variety of physical measurements can be made including force, weight, pressure, displacement, and acceleration. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption.
A portion of our strain gage products are sold to third parties as “standard catalog items”, while the remainder of these products are sold as non-standard and/or custom products to third parties and to our Weighing Solutions segment. Strain gage products are sold across several of our market sectors, with a significant portion being sold to consumer end markets.
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
Approximately half of VPG Transducer load cell products are sold to third parties as “standard catalog items,” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties including OEM manufacturers. Our sales teams act as direct sales channels (field application engineers (“FAEs”)) utilizing the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire standard products.
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
Major components that comprise our Weighing Solutions products include: load cells, electronic displays, signal processors, MEMS sensors, cabling, system software, and communications software/hardware. The end use for the majority of these products is the precision measurement of force, weight, pressure, torque, tilt, motion, and acceleration. FAEs are utilized as the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment's products. We also use distributors and sales agents, as appropriate, to market, sell, and support certain products in this segment.
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
Our DTS business unit, manufacturing data acquisition systems, data loggers and sensors for critical testing for aerospace, military, crash safety, is certified to ISO/IEC 17025 standard. Compliance to this standard ensures that the DTS facilities operate quality management systems, are technically competent and generate technically valid results.

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
Competition
Our competitive success depends on our ability to maintain a competitive advantage on the basis of superior product capability and performance, product quality, know-how, proprietary data, market knowledge, service capability and business reputation. Price competitiveness can be an important factor, especially within our Weighing Solutions segment. Our sales and marketing programs offer our customers a broad range of world-class precision technologies, and superior global sales and support.
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
We also maintain research and development staff, and promote programs at a number of our production facilities to develop new products and new applications of existing products, and to improve manufacturing techniques. This decentralized approach encourages individualized product development at specific manufacturing facilities that occasionally has applications at other facilities.
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
Environmental, Social and Governance
As part of our launch of a corporate Environmental, Social and Governance ("ESG") program in 2022, we completed a materiality assessment, developed a multi-year ESG plan, and established an internal scorecard with short and long-term objectives.

The implementation of our multi-year ESG plan is on track as evidenced by our actions over the past year, which include revising our Board Committee charters and other applicable governance documents to include ESG-related topics and oversight, launching a sustainability website, sharing key ESG performance indicators with our stockholders, key stakeholders and the general public and adding ESG policies on Human Rights and Solid and Hazardous Waste. Our multi-year ESG plan continues to be built on four pillars: Our People, Our Environment, Our Governance and Our Products, and serves as a guiding framework that will be added to as new trends, requests from stakeholders and internal business strategies require.
We have issued an Environmental, Health and Safety Policy that sets forth our commitment to achieving health and safety for employees and protecting of the environment, to maintaining compliance with applicable environmental, health and safety laws, to promoting proper management of hazardous materials, and to minimizing the hazardous materials generated in the course of our operations. In addition, our manufacturing operations are subject to various regional, federal, state, and local laws restricting discharge of materials into the environment. Since we are subject to Environmental, Health and Safety laws worldwide we incur capital and operating expenditures and other costs to comply with such laws and any investigations of us related to such laws.
Human Capital
As of December 31, 2022, we employed approximately 2,700 total employees, substantially all of which were full-time employees. Approximately 84% of our employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions.
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

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of March 1, 2023:

Name	Age	Positions
Ziv Shoshani	56	Chief Executive Officer, President, and Director
William M. Clancy	60	Executive Vice President and Chief Financial Officer
Amir Tal	53	Senior Vice President and Chief Accounting Officer
Ziv Shoshani is our Chief Executive Officer and President, and also serves on the Board of Directors. Mr. Shoshani was Chief Operating Officer of Vishay Intertechnology from January 1, 2007 to November 1, 2009. During 2006, he was Deputy Chief Operating Officer of Vishay Intertechnology. Mr. Shoshani was Executive Vice President of Vishay Intertechnology from 2000 to 2009 with various areas of responsibility, including Executive Vice President of the Capacitors and the Resistors businesses, as well as heading the Measurements Group and Foil Divisions. Mr. Shoshani had been employed by Vishay Intertechnology since 1995. He continues to serve on the Vishay Intertechnology board of directors. Mr. Shoshani is a nephew of Mrs. Ruta Zandman, the widow of the late Dr. Felix Zandman, the founder of Vishay Intertechnology.
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
Company Information and Website
We began filing annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after our spin-off from Vishay Intertechnology on July 6, 2010. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
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
•Policy Regarding Qualifications of Directors
To view these documents, access http://ir.vpgsensors.com and click on “Sustainability-Governance” and then on “Governance” and then on "Governance Documents."
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
The impact of the COVID-19 outbreak on a global basis has adversely affected and is likely to continue to adversely affect our business in a number of respects, although the further extent, nature and timing of such impact cannot be predicted at this time. The COVID-19 outbreak has led countries around the world, as well as most states in the U.S., to from time-to-time implement restrictions relating to the operation of almost all types of businesses. The closure standards vary from jurisdiction to jurisdiction, but they typically require all but “critical”, “essential” or “life-sustaining” businesses to close all offices and facilities. We believe, based on the various standards published to date, that our businesses meet or will meet the requisite standards to remain open, at least partially, in all jurisdictions in which we operate, although there is no assurance that our decision to remain open will not be challenged.
To date, our supply chain has not experienced significant disruptions as a result of the COVID-19 pandemic. However, our suppliers could be required by government authorities to temporarily cease operations in accordance with the various restrictions discussed above, might be limited in their production capacity due to complying with restrictions relating to the operation of businesses during the COVID-19 pandemic, or could suffer their own supply chain disruptions, impacting their ability to continue to supply us with the quantity of materials required by us.
If as a result of the COVID-19 outbreak governments take additional protective actions, or extend the time period for existing protective actions, or the distribution and administration of the vaccines for COVID-19 are delayed, disrupted, or prolonged, such actions or events may have a material adverse impact on our business and operating results. This could include closures of our facilities or the closure of the facilities of our customers, suppliers, or other vendors in our supply chain. Any disruption of our supply chain or the businesses of our customers could adversely impact our business and results of operations. The extent and duration of the impact on the global economy and financial markets from COVID-19 is difficult to predict, and the extent to which COVID-19 will negatively affect us and the duration of any potential business disruption is uncertain. The impact to our business and results of operation will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 outbreak and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, and the impact of such actions, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.
A shortage of qualified labor could have a material adverse effect on our business and results of operations.
Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including general macroeconomic conditions, high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. We are currently experiencing a shortage of qualified labor in certain geographies, particularly with manufacturing plant production workers in the United States, Israel and Japan. Outside suppliers that we rely on have also experienced shortages of qualified labor. A prolonged shortage of qualified labor could, among other things, decrease our ability to effectively produce and meet customer demand, and could have a material adverse effect on our business and results of operations.

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
Such transactions involve a number of risks, including the following:
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
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property (“IP”) rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual “Special 301” Report released in April 2021, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
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
The unauthorized use of our IP rights may increase the cost of protecting these rights or reduce our revenues. We seek to protect trade secrets and our other proprietary technology, in part, by requiring each of our employees to enter into non-disclosure and IP assignment agreements. In these agreements, the employee agrees to maintain the confidentiality of all of our proprietary information and, subject to certain exceptions, to assign to us all rights in any proprietary information or technology made, or contributed, by the employee during his or her employment. Generally, we do not enter into non-compete arrangements with our employees, with the exception of certain executives, senior managers and, in some cases, one or more of the principals of the businesses that we acquire.
All of these types of agreements may be breached or be found unenforceable (including in light of potential regulations proposed by the United States Federal Trade Commission), and we may not have an adequate remedy for any such breach of, or inability to enforce, these agreements. We may initiate, or be subject to, claims or litigation for infringement of proprietary rights, or to establish the validity of our proprietary rights, which could result in significant expense to us, cause product shipment delays, require us to enter royalty or licensing agreements, and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation were determined in our favor.
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
Our Weighing Solutions products and Measurement Systems products often have long product development cycles, both to develop the product or system and to secure customer acceptance following what may be a lengthy on-site testing period. During product development and testing, we may incur substantial costs without corresponding revenues. If our custom product or system is ultimately accepted by the customer, we may then begin to realize substantial revenues from our development efforts.
In particular, our Measurement Systems business segment which produces highly specialized systems, can be priced for several hundred thousand dollars per unit, so that a contract to acquire one or more units can materially contribute to our revenues during the period or periods that we are permitted to recognize the contract revenues for accounting purposes. The nature of our measurement systems business segments, and in particular, the products and systems manufactured for the steel industry, may therefore result in substantial fluctuations in our operating results, including revenues and profitability, from period to period, even though there has been no fundamental change in our business or its prospects. Further, customers may request a delay in shipping a product they have ordered due to changes in their business needs, which may delay the revenue recognition for the product until shipment occurs. This may make it difficult for investors to undertake period-to-period comparisons of our performance. Also, the fluctuating nature of key components of our revenues may limit the visibility of our management regarding performance in future periods, and make it more difficult for our management to provide guidance to our investors.
We may not have adequate manufacturing capacity to satisfy future increases in demand for our products.
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
Many of the orders that comprise our backlog may be canceled by our customers without penalty. Our customers, particularly for our sensors segment products, often cancel orders when business is weak and inventories are excessive, a situation that we have previously experienced during periods of economic slowdown. Therefore, we cannot be certain that the amount of our backlog accurately forecasts the level of orders that will ultimately be delivered. Our results of operations could be adversely impacted if customers cancel a material portion of orders in our backlog.
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
Certain metals used in the manufacture of our products are traded on active markets, and can be subject to significant price volatility and sourcing challenges.
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
Pursuant to the SEC’s “conflict minerals” rules, reporting companies that determine that certain metals, dubbed “conflict minerals” by the SEC (which include tantalum, gold, tin, and tungsten sourced from the Democratic Republic of the Congo or adjoining countries), are necessary to the functionality or production of a product they manufacture, or contract to have manufactured, must file a specialized disclosure form with the SEC. We use raw materials that are subject to conflict minerals rules. The compliance with the SEC's related disclosure requirements may affect the sourcing and availability of minerals used in the manufacture of our products. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to materially verify the origins of all “in scope” metals used in our products.
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

We are subject to costs and liabilities related to current and future environment, health and safety laws and regulations, as well as changes in the global climate, that could adversely affect our business.

Our manufacturing operations, products and packaging are subject to environmental laws, rules, regulations and standards. These laws govern air emissions, wastewater discharges, the handling, disposal, and remediation of hazardous substances, wastes, and certain chemicals used or generated in our manufacturing processes, and workplace health and safety. Compliance with these laws, rules, regulations and standards can require significant expenditure of financial and employee resources.

In addition, changes to such laws, rules, regulations, and standards are made or proposed regularly, and some of the proposals, if adopted, might, directly or indirectly, adversely affect the operating results of one or more of our operating segments. Additionally, increased regulation of emissions linked to climate change, including greenhouse gas (carbon) emissions and other climate-related regulations, could potentially increase the cost of our operations due to increased costs of compliance, increased cost of fossil fuel-based inputs and increased cost of energy intensive raw material inputs.

Federal, state, provincial, and local laws and requirements pertaining to workplace health and safety conditions are significant factors in our business. Changes to these laws and requirements may result in additional costs and actions across the affected country or region. Various government agencies may promulgate new or modified legislation, and implement special emphasis programs and enforcement actions that could impact particular Company operations.

Federal, state, provincial, foreign, and local environmental requirements relating to air, soil, and water quality, handling, discharge, storage, and disposal of a variety of substances (including per- and polyfluoroalkyl substances, or PFAS), and climate change are also significant factors in our business, and changes to such requirements generally result in an increase to our costs of operations. Although we have never been involved in any environmental matter that has had a material adverse impact on our overall operations, there can be no assurance that in connection with any past or future operation, acquisition or otherwise, we will not be obligated to address environmental matters that could have a material adverse impact on our business, financial condition, and results of operations.

The failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, such actions could negatively impact our reputation in the impacted geographic market and more broadly.
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
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2022, 83% of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States. Any repatriation of such funds could incur local withholding tax in the source and intervening foreign jurisdictions. These amounts could also be subject to certain U.S. state taxes.

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
For example, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a 15% corporate alternative minimum tax that applies to companies that have a three-year average of at least $1 billion in adjusted profits and is effective for taxable years beginning after December 31, 2022. The IRA also includes a 1% excise tax on repurchases of stock occurring after December 31, 2022.
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
We regularly assess the ability to realize deferred tax assets in each jurisdiction in which we operate based on a number of factors, including historic operating results, estimates of future earnings, the economic environment, the nature and character of the income, and the existence of cost effective tax planning strategies. This assessment requires significant judgment. If we determine that deferred tax assets are not “more likely than not” to be realized, we record a valuation allowance to reduce deferred tax assets to a level that is expected to be realized. If we subsequently determine that realization becomes “more likely than not”, a valuation allowance will be reversed. Any increase or decrease in our valuation allowances could have a significant impact on our financial results.
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
There are risks associated with our use of the Vishay mark, however, because both we, and Vishay Intertechnology, use the Vishay mark, confusion could arise in the market regarding the products offered by the two companies, and there could be a misplaced perception of our continuing to be associated with Vishay Intertechnology. Also, any negative publicity associated with one of the two companies in the future could adversely affect the public image of the other. Finally, Vishay Intertechnology will have the right to terminate the license agreement, in certain extreme circumstances, if we are in material and repeated breach of the terms of the agreement, which would likely have an adverse effect on us and our business.
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
Current and future tariffs, trade regulation or other restrictions may adversely impact our business, financial condition and results of operations.
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
As of December 31, 2022, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.

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
The U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Despite meaningful measures that we undertake to facilitate lawful conduct, these measures may not always prevent reckless or criminal acts by our employees or agents. Any such improper actions could damage our reputation and subject us to civil or criminal investigation in the United States and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigative fees.
Our business and results of operations may be materially adversely affected by compliance with import and export laws.
We must comply with various laws and regulations relating to the import and export of products, services and technology from the U.S. and other countries having jurisdiction over our operations, which may affect our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies and in other circumstances, we may be required to obtain an export license before exporting a controlled item. The length of time required by the licensing processes can vary, potentially delaying the shipment of products or performance of services and the recognition of the corresponding revenue. In addition, failure to comply with any of these regulations could result in substantial civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation. In 2022, we determined that certain export shipments of products from one of our subsidiaries did not comply with the filing requirements of U.S. export administration and foreign trade regulations, and we voluntarily self-disclosed such non-compliance to the U.S. federal government. While non-compliance with such filing requirements could result in fines and penalties, we do not believe that the foregoing matters will have a material adverse effect on our business or results of operations, cash flows or financial condition. Moreover, any changes in export control or sanctions regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.
Risks Relating to Our Common Stock
The holders of Class B convertible common stock have effective voting control of our company.
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son and a member of our Board of Directors) and Ziv Shoshani (Mrs. Ruta Zandman’s nephew and our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 34.5% of the total voting power of our capital stock as of December 31, 2022. Holders of our Class B convertible common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock. The voting rights of the holders of our Class B convertible common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.
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
General Risk Factors
Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could adversely affect our financial position, results of operations and cash flows.

Our financial position, results of operations and cash flows could be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Disruptions in supply chains, inflation, and rising interest rates have a negative effect on economies and the performance of stock markets. Any uncertainty about the federal budget or the debt limit in the United States could have a negative effect on the United States and global economy. The impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•Although we believe we have sufficient liquidity to run our business, under extreme market conditions, there can be no assurance that financing, if needed, would be available or sufficient, and, in such a case, we may not be able to successfully obtain financing on favorable terms, or at all.

•Continuing market volatility can exert downward pressure on our stock price, which could make it more difficult or unfavorable for us to raise additional capital in the future.

•Economic conditions could result in customers in our markets experiencing financial difficulties, including limited liquidity and their inability to obtain financing or electing to limit spending because of the economy which may result, for example, in customers’ inability to pay us at all or on a timely basis.

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
In addition, obtaining financing may be adversely affected by rising interest rates or other factors. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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
•changes in rules or regulations applicable to our business; and
•other factors, including economic instability, inflation, COVID-19, labor shortages, supply chain disruptions and changes in political or market conditions.
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
Your percentage ownership of our common stock may be diluted in the future because of equity awards that we expect will be granted to our directors, officers, and employees. The Vishay Precision Group, Inc. 2022 Stock Incentive Program, as may be amended from time to time, provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, and other equity-based awards to our directors, officers, and other employees, advisors and consultants.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of December 31, 2022, our major facilities consisted of:

Approx. Available Space (square feet)	United States	Other Countries	Total
Owned facilities	226,000	369,000	595,000
Leased facilities	73,000	272,400	345,400
Total facilities	299,000	641,400	940,400

Our leased facility in Modi'in Israel represents approximately 45% of the total leased square footage in Other Countries.
Our corporate headquarters are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355.
In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire, or in finding alternative facilities.

Item 3. LEGAL PROCEEDINGS
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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 676 at March 1, 2023.
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At March 1, 2023 we had outstanding 1,022,887 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.0% of the voting power of our Company. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son and a member of our Board of Directors) and Ziv Shoshani (Mrs. Ruta Zandman's nephew, our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 34.5% of the total voting power of our capital stock as of December 31, 2022.
The following table provides information about repurchases of the Company's common stock during the three-month period ended December 31, 2022

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
October 2, 2022 to November 2, 2022	43,949	$31.67	43,949	523,450
November 3, 2022 to December 3, 2022	8,663	$33.08	8,663	514,787
December 4, 2022 to December 31, 2022	—	$—	—	—
Total	52,612		52,612	514,787
(a) On August 8, 2022, the Board of Directors of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan will expire on August 11, 2023, and the Board of Directors authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Exchange Act, open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. As of December 31, 2022, the Company had repurchased 85,213 shares under the Stock Repurchase Plan.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a sixty month period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of eight publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each new peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2017, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Vishay Precision Group, Inc.	Cumulative $	100.00	120.20	135.19	125.17	147.60	153.66
Russell 2000 Index	Cumulative $	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	Cumulative $	100.00	93.68	125.94	134.35	150.74	120.02

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 2022

200.00
150.00
100.00
50.00
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Vishay Precision Group, Inc.
Russell 2000 Index
Peer Group

*The management selected peer group includes: CTS Corp., Luna Innovations Inc., inTEST Corporation, Kyowa, Spectris plc, TT Electronics, FARO Technologies Inc., ESCO Technologies Inc.

Item 6. [Reserved]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
VPG is a global, diversified company focused on precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
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
Net revenues for the year ended December 31, 2022 were $362.6 million compared to net revenues of $317.9 million for the year ended December 31, 2021. Net earnings attributable to VPG stockholders for the year ended December 31, 2022 were $36.1 million, or $2.63 per diluted share, compared to $20.2 million, or $1.48 per diluted share, for the year ended December 31, 2021.
The results of operations for the years ended December 31, 2022 and 2021 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

The items affecting comparability are (dollars in thousands, except per share amounts):

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Fiscal Year Ended December 31,	2022	2021	2022	2021	2022	2021	2022	2021
As reported - GAAP	149,602	125,142	43,799	27,372	$36,063	$20,221	$2.63	$1.48
As reported - GAAP Margins	41.3%	39.4%	12.1%	8.6%	—	—	—	—
Acquisition purchase accounting adjustments (a)	1,550	2,775	1,550	2,775	1,550	2,775	0.11	0.20
Acquisition costs (b)	—	—	—	1,198	—	1,198	—	0.09
COVID-19 impact (c)	138	(66)	138	(574)	138	(574)	0.01	(0.04)
Start-up costs (d)	150	3,174	150	3,174	150	3,174	0.01	0.23
Impairment of goodwill and indefinite-lived intangibles	—	—	—	1,223	—	1,223	—	0.09
Restructuring costs	—	—	1,518	76	1,518	76	0.11	0.01
Foreign exchange (gain)/loss (e)	—	—	—	—	(3,579)	109	(0.26)	0.01
Less: Tax effect of reconciling items and discrete tax items (f)	—	—	—	—	(44)	2,596	(0.01)	0.20
As Adjusted - Non GAAP	$151,440	$131,025	$47,155	$35,244	$35,884	$25,606	$2.62	$1.87
As Adjusted - Non GAAP Margins	41.8%	41.2%	13.0%	11.1%

	Year ended
	December 31, 2022	December 31, 2021
Net earnings attributable to VPG stockholders	$36,063	$20,221
Interest Expense	2,269	1,230
Income tax expense	8,535	5,469
Depreciation	11,504	11,684
Amortization	3,849	3,312
EBITDA	$62,220	$41,916
EBITDA MARGIN	17.2%	13.2%
Impairment of goodwill and indefinite-lived intangibles	—	1,223
Acquisition purchase accounting adjustments (a)	1,550	2,775
Acquisition costs (b)	—	1,198
Restructuring costs	1,518	76
COVID-19 impact (c)	138	(574)
Start-up costs (d)	150	3,174
Foreign exchange (gain) loss (e)	(3,579)	109
ADJUSTED EBITDA	61,997	49,897
ADJUSTED EBITDA MARGIN	17.1%	15.7%
(a)     Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)    Acquisition costs associated with the acquisition of DTS in 2021.
(c)    COVID-19 impact is the net impact to the Company of costs incurred as a result of the COVID-19 pandemic, net of government subsidies received.
(d)    Start-up costs in 2022 and 2021 are associated with the ramp up of our new manufacturing facility in Israel.
(e)    Impact of foreign currency exchange rates on assets and liabilities.
(f)    Included in the discrete items for 2021 is a $1.6 million tax benefit related to the acquisition of DTS.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2021 and through the fourth quarter of 2022 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2021	2022	2022	2022	2022
Net revenues	$90,017	$87,665	$88,618	$90,057	$96,240

Gross profit margin	38.7%	40.2%	42.1%	41.4%	41.2%

End-of-period backlog	$150,500	$170,600	$171,400	$171,700	$155,000

Book-to-bill ratio	1.06	1.25	1.08	1.08	0.76

Inventory turnover	2.82	2.69	2.52	2.47	2.63

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2021	2022	2022	2022	2022
Sensors
Net revenues	$34,149	$37,750	$40,280	$37,879	$36,312
Gross profit margin	32.1%	37.8%	44.3%	40.5%	37.6%
End-of-period backlog	$72,900	$81,300	$84,200	$80,600	$75,900
Book-to-bill ratio	1.11	1.27	1.17	0.99	0.76
Inventory turnover	3.53	3.54	3.20	3.04	2.91
Weighing Solutions
Net revenues	$32,071	$32,768	$28,459	$31,399	$33,089
Gross profit margin	34.0%	36.9%	33.7%	33.3%	33.4%
End-of-period backlog	$41,800	$43,600	$43,000	$43,000	$38,300
Book-to-bill ratio	0.98	1.06	1.03	1.05	0.82
Inventory turnover	2.63	2.61	2.33	2.48	2.72
Measurement Systems
Net revenues	$23,797	$17,147	$19,879	$20,779	$26,839
Gross profit margin	54.7%	51.8%	49.9%	55.5%	55.9%
End-of-period backlog	$35,800	$45,700	$44,200	$48,100	$40,800
Book-to-bill ratio	1.08	1.56	0.98	1.27	0.70
Inventory turnover	2.18	1.68	1.90	1.68	2.11
Net revenues for the fourth quarter of 2022 increased 6.9% from the net revenues of $90.1 million reported in the third quarter of 2022, and increased 6.9% from $90.0 million for the comparable prior year period.
Net revenues in the Sensors segment of $36.3 million in the fourth quarter of 2022 decreased 4.1% from $37.9 million in the third quarter of 2022, and increased 6.3% from $34.1 million in the fourth quarter of 2021. Sequentially, the decrease in revenues reflected lower precision resistor sales in the Test and Measurement market which was partially offset by an increase in the Avionics, Military and Space (AMS) market, and a decrease in sales of our advanced sensors, primarily in our consumer electronics market. The year-over-year increase in revenues was primarily attributable to an increase in sales of precision resistors in the Test and Measurement market, and higher sales of our advance sensors products primarily in the AMS market and General Industrial markets.
Net revenues in the Weighing Solutions segment of $33.1 million in the fourth quarter of 2022 increased 5.4% compared to revenues of $31.4 million in the third quarter of 2022. The sequential increase in revenues was primarily attributable to increased revenues from OEM customers for precision agriculture and construction applications in our Other market segment and higher revenue in our Industrial Weighing market, partially offset by lower sales in the Transportation market. Net revenues in the fourth quarter of 2022 increased 3.2% compared to $32.1 million in the fourth quarter of 2021 mainly due to increased revenues from OEM customers for precision agriculture applications in our Other market segment.
Net revenues in the Measurement Systems segment of $26.8 million in the fourth quarter of 2022 increased 29.2% from $20.8 million in the third quarter of 2022 and increased 12.8% from $23.8 million in the fourth quarter of 2021. The sequential increase in revenue was primarily attributable to higher sales of Diversified Technical Systems, Inc. ("DTS") products to the Transportation and AMS markets and higher sales of KELK and Dynamic Systems Inc. ("DSI") to Steel markets. The year-over-year increase in revenues was primarily attributable to higher sales of DTS products to the AMS and Transportation markets, and higher KELK and DSI steel-related sales.
The gross profit margin for the fourth quarter of 2022 decreased 0.2% compared to the third quarter of 2022, and increased 2.5% from the fourth quarter of 2021.
Sequentially, gross profit margins decreased in the Sensors segment, were flat in the Weighing Solutions segment, and improved in the Measurement Systems segments. The decrease in the Sensors segment gross profit margin was primarily due to a decrease in volume and temporary manufacturing inefficiencies. In the Weighing Solutions segment, gross profit margin was flat as higher volume was offset by unfavorable foreign currency exchange rates. In the Measurement Systems segment, gross profit margin increased slightly reflecting higher volume which was partially offset by unfavorable product mix and foreign exchange rates.

Compared to the fourth quarter of 2021, gross profit margins increased in the Sensors and Measurement Systems segments and decreased in the Weighing Solutions segment. In the Sensors segment, the increase in gross profit margin was primarily due to an increase in volume and average selling prices. In the Measurement Systems segment, gross profit margin increased as higher revenue, higher average selling prices, and lower purchase accounting adjustments related to the DSI acquisition were partially offset by unfavorable product mix, unfavorable foreign exchange rates and higher materials costs. In the Weighing Solutions segment, the decrease in gross profit margin was primarily due to higher material costs and unfavorable foreign currency exchange rates, partially offset by higher volume and selling price increases.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, Japan, and Israel, where we can benefit from improved efficiencies or available tax and other government-sponsored incentives. In the past several years, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our load cell products to facilities in India and China, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
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
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $19.8 million, $17.2 million, and $12.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The Company recorded restructuring costs of $1.5 million, $0.1 million, and $0.9 million during the years ended December 31, 2022, 2021, and 2020, respectively, which were comprised primarily of employee termination costs, including severance and statutory retirement allowances.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2022, exchange rate impacts decreased net revenues by $16.1 million and decreased costs of products sold and selling, general, and administrative expenses by $13.3 million. For the year ended December 31, 2021, exchange rate impacts increased net revenues by $5.3 million and increased costs of products sold and selling, general, and administrative expenses by $8.7 million.
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

We have four reporting units to which goodwill was allocated: steel, on-board weighing, DSI, and DTS. For the steel and on-board weighing goodwill reporting units, we performed the qualitative assessment, which included assessment of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other entity specific events which could impact the reporting unit. Based on this review, it was determined that the fair value of each of those reporting units was in excess of its carrying value and therefore no quantitative impairment test was required.

For the DSI and DTS goodwill reporting units, the Company performed the quantitative impairment test. In estimating the fair value of our DSI and DTS reporting units the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.
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
Our defined benefit plans are concentrated in the United States, Japan and the United Kingdom. Plans in these countries comprise approximately 88% of our retirement obligations at December 31, 2022. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As of December 31, 2022, the Company had provided for a deferred tax liability of $2.1 million of withholding tax associated with unremitted, non-permanently reinvested earnings, including planned cash distributions of $19.6 million. Additional withholding taxes of approximately $24.7 million are estimated to be payable upon the distribution of the remaining unremitted earnings at December 31, 2022. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2022 and 2021
Refer to Item 7, "Results of Operations - Years Ended December 2021, 2020, and 2019 in our Annual Report on Form 10-K for the year ended December 31, 2021 for a comparison of the year ended December 31, 2021 to the year ended December 31, 2020.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2022	2021
Costs of products sold	58.7%	60.6%
Gross profit	41.3%	39.4%
Selling, general, and administrative expenses	28.8%	30.0%
Operating income	12.1%	8.6%
Income before taxes	12.4%	8.2%
Net earnings	10.1%	6.4%
Net earnings attributable to VPG stockholders	9.9%	6.4%

Effective tax rate	18.9%	21.1%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021
Net revenues	$362,580	$317,919
Change versus prior year	$44,661
Percentage change versus prior year	14.0%
Changes in net revenues were attributable to the following:

2022 vs. 2021
Change attributable to:
Change in volume	13.1%
Change in average selling prices	2.6%
Foreign currency effects	(5.3)%
Acquisitions	3.6%
Net change	14.0%
During the year ended December 31, 2022, net revenues increased 14.0% over the prior year. Volume increased in the Sensors and Measurement System reporting segments while revenues remained flat in the Weighing Solutions segments. We saw a volume increase in all of our end markets, with the largest revenue increases year over year in the Test and Measurement markets.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2022	2021
Gross profit margin	41.3%	39.4%
The gross profit margin for the year ended December 31, 2022 increased 1.9% over the prior year. The increase in gross profit margin was primarily due to improved gross profit margins in the Sensors and Measurement Systems reporting segments, partially offset by decreased gross profit margins in the Weighing Solution reporting segment.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021
Net revenues	$152,221	$127,861
Change versus prior year	$24,360
Percentage change versus prior year	19.1%
Changes in Sensors segment net revenues were attributable to the following:

2022 vs. 2021
Change attributable to:
Change in volume	23.9%
Change in average selling prices	2.0%
Foreign currency effects	(6.8)%
Net change	19.1%
For the year ended December 31, 2022, net revenues increased 19.1% as compared to the prior year, due to higher sales of precision resistors in the Test and Measurements market and higher revenue of our advanced sectors products, primarily in Other markets (mainly for consumer applications) and in the General Industrial market.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Years ended December 31,
	2022	2021
Gross profit margin	40.1%	35.6%
For the year ended December 31, 2022, the gross profit margin increased 4.5% as compared to the prior year. Volume increases were partially offset by wage increases, and labor inefficiencies.

Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021
Net revenues	$125,715	$125,390
Change versus prior year	$325
Percentage change versus prior year	0.3%
Changes in Weighing Solutions segment net revenues were attributable to the following:

2022 vs. 2021
Change attributable to:
Change in volume	1.6%
Change in average selling prices	4.1%
Foreign currency effects	(5.4)%
Net change	0.3%
For the year ended December 31, 2022, net revenues increased 0.3% from the prior year. The impact on revenues of increased average selling prices, coupled with a slight increase in volume, was almost completely offset by unfavorable exchange rate impacts, primarily from the Euro, the Swedish krone, and the British pound. The volume increase was mainly from sales of products into Other Markets, for precision agriculture and construction applications, and sales of products into the General Industrial market, partially offset by lower sales of products in the Transportation market.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Years ended December 31,
	2022	2021
Gross profit margin	34.3%	36.6%
For the year ended December 31, 2022, the gross profit margin decreased 2.3% as compared to the prior year. The slight increase in revenue as described above was offset by higher material costs, an unfavorable product mix and a reduction of inventories.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021
Net revenues	$84,644	$64,668
Change versus prior year	$19,976
Percentage change versus prior year	30.9%
Changes in Measurement Systems segment net revenues were attributable to the following:

2022 vs. 2021
Change attributable to:
Change in volume	14.6%
Change in average selling prices	1.3%
Foreign currency effects	(2.7)%
Acquisitions	17.7%
Net change	30.9%
For the year ended December 31, 2022, net revenues increased 30.9% as compared to the prior year, primarily due to the addition of revenue from DTS, which was acquired on June 1, 2021, in our AMS and Transportation markets and higher revenue of our KELK and DSI steel-related businesses.

Gross profit as a percentage of net revenues for the Measurement Systems segment was as follows:

	Years ended December 31,
	2022	2021
Gross profit margin	53.6%	52.2%
For the year ended December 31, 2022, the gross profit margin increased 1.4% from the prior year. Higher revenue coming from DTS and our KELK and DSI steel-related businesses coupled with lower purchase accounting adjustments related to the DTS acquisition were partially offset by an unfavorable product mix, higher material costs and unfavorable foreign currency exchange rate impacts. Additionally, COVID-19 subsidies were received in 2021 that did not continue in 2022.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2022	2021
Total SG&A expenses	$104,285	$95,273
as a percentage of net revenues	28.8%	30.0%
SG&A expenses for the year ended December 31, 2022 increased $9.0 million as compared to the prior year due to SG&A expenses related to the acquisition of DTS, higher personnel costs including wage increases and travel costs, and other fees.
Impairment of Goodwill and Indefinite-lived Intangible Assets
For the year ended December 31, 2022, as a result of our annual impairment test performed on goodwill and indefinite-lived intangible assets there was no impairment on goodwill and indefinite-lived intangible assets. For the year ended December 31, 2021, we recorded a $1.2 million pre-tax, non-cash impairment charge which reduced the carrying value of our goodwill and indefinite-lived intangible assets.
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
The Company recorded restructuring costs of $1.5 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
Acquisition Costs
There were no acquisition costs recorded in our consolidated statements of operations for the year ended December 31, 2022. For the year ended December 31, 2021, we recorded acquisition costs in our consolidated statements of operations of $1.2 million in connection with the acquisition of DTS.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $2.3 million, and $1.2 million for the years ended December 31, 2022 and 2021, respectively. Interest expense was higher in 2022 compared to 2021 mainly due to higher borrowing rates during 2022.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2022	2021	Change
Foreign exchange gain/(loss)	$3,579	$(110)	$3,689
Interest income	401	252	149
Pension expense	(241)	(468)	227
Other	(181)	96	(277)
	$3,558	$(230)	$3,788
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2022, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Japanese yen and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable currency exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.

Income Taxes
Our effective tax rate for the year ended December 31, 2022 was 18.9%, as compared to 21.1% for the year ended December 31, 2021. Our effective tax rate was lower in 2022 compared to 2021 primarily due to changes in our geographical mix of income and releases of reserves for uncertain tax positions, offset by increases related to state income taxes, foreign currency gains and losses, changes in valuation allowances and statutory rate changes in foreign jurisdictions.
We reassessed our ability to realize our U.S. deferred tax assets during 2022 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:
2022
•2.8% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates
•1.5% increase related to foreign currency primarily attributable to our operations in India, Israel and Taiwan
•1.4% decrease related to specialty tax credits, such as research credits
•2.2% decrease related to changes in reserves for uncertain tax positions
•3.6% decrease related to changes in valuation allowances

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

Financial Condition, Liquidity, and Capital Resources
Refer to Item 7. “Financial Condition, Liquidity, and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a comparison of the year ended December 31, 2021 to the year ended December 31, 2020.
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

The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2022. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2022 was $33.0 million as compared to $33.5 million for the year ended December 31, 2021. Our net cash used in investing activities for the year ended December 31, 2022 was $20.8 million, compared to $64.0 million for the year ended December 31, 2021, which included $47.2 million for the purchase of DTS. Our net cash provided by financing activities for the year ended December 31, 2022 was $3.6 million, as compared to net cash used for financing activities of $18.8 million for the year ended December 31, 2021, which included the borrowing on the 2020 credit facility for the acquisition of DTS.
Approximately 83% and 87% of our cash and cash equivalents balance at December 31, 2022 and 2021, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
Asia	27%	24%
United States	17%	13%
Israel	28%	25%
Europe	13%	18%
United Kingdom	10%	12%
Canada	5%	8%
Total	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2022, to be indefinitely reinvested.
For the year ended December 31, 2022, we generated adjusted free cash flow of $12.2 million. We define “adjusted free cash flow,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash provided by operating activities ($33.0 million) in excess of our capital expenditures ($21.3 million) and net of proceeds from the sale of assets ($0.5 million).

The following table summarizes the components of net cash at December 31, 2022 and at December 31, 2021 (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$88,562	$84,335

Third-party debt, including current and long-term
Revolving debt	61,000	61,000
Deferred financing costs	(201)	(286)
Total third-party debt	60,799	60,714
Net cash	$27,763	$23,621
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
Our financial condition as of December 31, 2022 is strong, with a current ratio (current assets to current liabilities) of 3.9 to 1.0, as compared to a current ratio of 3.6 to 1.0 at December 31, 2021.
Cash paid for property and equipment for the year ended December 31, 2022 and December 31, 2021 was $21.3 million and $17.1 million, respectively. Capital spending for 2022 was comprised of building projects related to capacity expansion in Israel and Asia, and other projects related to the normal maintenance of business. Capital expenditures for 2023 are expected to be approximately $18.5 million, which includes approximately $10.4 million in capital equipment for capacity expansion in the Sensors reporting segment and expected building projects of approximately $5.9 million for capacity expansion, mainly in Asia.
As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.
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
Forward-Looking Statements
From time to time, information provided by us, including, but not limited to, statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or other statements made by or on our behalf, may contain or constitute "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation, issues respecting the United States federal government debt ceiling, global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The Company entered into a third amended and restated revolving credit facility on March 20, 2020. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or LIBOR, plus a spread. At December 31, 2022, the Company had $61.0 million of borrowings outstanding under the revolving credit facility.
At December 31, 2022, we had $88.6 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2022 and 2021, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.1 million and $0.1 million in 2022 and 2021, respectively.
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
We have performed a sensitivity analysis as of December 31, 2022 and 2021, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2022 and 2021, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $3.6 million and $3.0 million for the years ended December 31, 2022 and December 31, 2021, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $2.5 million and $1.9 million for the years ended December 31, 2022 and December 31, 2021, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vishay Precision Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
A Firm in the Deloitte Global Network
Tel Aviv, Israel
March 1, 2023

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as part of Form 10-K
i)Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2022 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.
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

10.26†
Vishay Precision Group, Inc. 2022 Stock Incentive Plan, effective May 26, 2022 (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022 and incorporated herein by reference).

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

10.45†
Form of Stock Option Agreement under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.46†
Form of Restricted Stock Unit Agreement (Time-based Vesting) under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

Exhibit No.	Description
10.47†
Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.48†
First Amendment to Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022 and incorporated herein by reference).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2022, furnished in XBRL (eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: March 1, 2023		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	March 1, 2023
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	March 1, 2023
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Saul V. Reibstein	Director	March 1, 2023
Saul V. Reibstein

/s/ Marc Zandman	Director	March 1, 2023
Marc Zandman

/s/ Timothy V. Talbert	Director	March 1, 2023
Timothy V. Talbert

/s/ Janet Clarke	Director	March 1, 2023
Janet Clarke

/s/ Bruce Lerner	Director	March 1, 2023
Bruce Lerner

/s/ Wesley Cummins	Director	March 1, 2023
Wesley Cummins

/s/ Sejal Shah Gulati	Director	March 1, 2023
Sejal Shah Gulati

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – DSI Reporting Unit — Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The Company's quantitative goodwill impairment test involves the comparison of the fair value of each reporting unit or asset to its carrying value.

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

The carrying amount of goodwill as of December 31, 2022, for the DSI reporting unit is $16.9 million. The fair value of the DSI reporting unit exceeds the carrying value by approximately 8%.

We identified goodwill for the DSI reporting unit as a critical audit matter because of the significant judgments made by management to estimate fair value and the sensitivity to changes in management estimates and assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profitability, working capital requirements and selection of the discount and long term growth rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rate used by management to estimate the fair value of the DSI reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s impairment evaluation, including those over the determination of the fair value of the DSI reporting unit, such as controls related to management’s forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates.

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

With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the discount and long term growth rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount and long term growth rates selected by management.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
A Firm in the Deloitte Global Network
Tel Aviv, Israel
March 1, 2023

We have served as the Company’s auditor since 2019.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$88,562	$84,335
Accounts receivable, net of allowances for credit losses of $709 and $741, respectively	60,068	58,265
Inventories:
Raw materials	31,852	25,464
Work in process	26,401	23,851
Finished goods	26,407	27,112
Inventories	84,660	76,427
Prepaid expenses and other current assets	18,516	15,916
Total current assets	251,806	234,943

Property and equipment:
Land	4,117	4,241
Buildings and improvements	71,613	68,778
Machinery and equipment	125,301	122,202
Software	9,539	8,871
Construction in progress	10,075	7,747
Accumulated depreciation	(133,518)	(130,619)
Property and equipment, net	87,127	81,220

Goodwill	45,544	45,830
Intangible assets, net	48,217	52,437
Operating lease right-of-use assets	24,342	27,764
Other assets	19,706	19,695
Total assets	$476,742	$461,889

Continues on the following page

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2022	December 31, 2021
Liabilities and equity
Current liabilities:
Trade accounts payable	$13,792	$14,876
Payroll and related expenses	21,966	23,772
Other accrued expenses	20,306	17,596
Income taxes	4,064	3,774
Current portion of operating lease liabilities	4,208	4,610
Total current liabilities	64,336	64,628

Long-term debt	60,799	60,714
Deferred income taxes	4,212	5,848
Operating lease liabilities	20,043	25,140
Other liabilities	13,053	16,264
Accrued pension and other postretirement costs	7,777	12,253
Total liabilities	170,220	184,847

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,546,375 shares outstanding as of December 31, 2022 and 12,603,220 shares outstanding as of December 31, 2021	1,325	1,322
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,022,887 shares outstanding as of December 31, 2022 and December 31, 2021	103	103
Treasury stock, at cost - 704,880 shares held at December 31, 2022 and 619,667 shares held at December 31, 2021	(11,504)	(8,765)
Capital in excess of par value	201,164	199,151
Retained earnings	156,359	120,296
Accumulated other comprehensive loss	(40,900)	(35,008)
Total Vishay Precision Group, Inc. stockholders' equity	306,547	277,099
Noncontrolling interests	(25)	(57)
Total equity	306,522	277,042
Total liabilities and equity	$476,742	$461,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2022	2021	2020
Net revenues	$362,580	$317,919	$269,812
Costs of products sold	212,978	192,777	165,541
Gross profit	149,602	125,142	104,271

Selling, general, and administrative expenses	104,285	95,273	78,256
Acquisition costs	—	1,198	—
Impairment of goodwill and indefinite-lived intangibles	—	1,223	2,440
Restructuring costs	1,518	76	918
Operating income	43,799	27,372	22,657

Other income (expense):
Interest expense	(2,269)	(1,230)	(1,366)
Other	3,558	(230)	(2,982)
Other income (expenses)	1,289	(1,460)	(4,348)

Income before taxes	45,088	25,912	18,309

Income tax expense	8,535	5,469	7,509

Net earnings	36,553	20,443	10,800
Less: net earnings attributable to noncontrolling interests	490	222	13
Net earnings attributable to VPG stockholders	$36,063	$20,221	$10,787

Basic earnings per share attributable to VPG stockholders	$2.65	$1.49	$0.80
Diluted earnings per share attributable to VPG stockholders	$2.63	$1.48	$0.79

Weighted average shares outstanding - basic	13,628	13,616	13,566
Weighted average shares outstanding - diluted	13,688	13,657	13,623
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2022	2021	2020
Net earnings	$36,553	$20,443	$10,800

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,213)	(4,684)	5,169
Pension and other postretirement actuarial items	5,321	2,347	(137)
Other comprehensive income (loss), net of tax	(5,892)	(2,337)	5,032

Comprehensive income	30,661	18,106	15,832

Less: comprehensive income attributable to noncontrolling interests	490	222	13

Comprehensive income attributable to VPG stockholders	$30,171	$17,884	$15,819
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2022	2021	2020
Operating activities
Net earnings	$36,553	$20,443	$10,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	1,223	2,440
Depreciation and amortization	15,353	14,996	12,507
Loss from extinguishment of debt	—	—	30
Gain on disposal of property and equipment	(117)	(5)	(130)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	191	—	—
Share-based compensation expense	2,439	2,244	1,387
Inventory write-offs for obsolescence	1,650	2,288	2,525
Deferred income taxes	(2,040)	(3,256)	1,153
Foreign currency impacts and other items	(3,915)	(1,018)	591
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,777)	(8,038)	(753)
Inventories	(11,943)	(8,626)	2,986
Prepaid expenses and other current assets	(2,808)	(56)	67
Trade accounts payable	889	3,292	59
Other current liabilities	3,393	11,637	507
Other non current assets and liabilities, net	(1,413)	(624)	1,011
Accrued pension and other postretirement costs, net	(426)	(963)	133
Net cash provided by operating activities	33,029	33,537	35,313
Investing activities
Capital expenditures	(21,288)	(17,061)	(22,949)
Proceeds from sale of property and equipment	451	231	983
Purchase of business	—	(47,216)	156
Net cash used in investing activities	(20,837)	(64,046)	(21,810)
Financing activities
Principal payments on long-term debt	—	(18)	(3,493)
Debt issuance costs	—	—	(402)
Proceeds from revolving facility	—	20,000	—
Purchase of treasury stock	(2,739)	—	—
Purchase of non-controlling interest	—	—	(253)
Distributions to noncontrolling interests	(457)	(313)	(70)
Payments of employee taxes on certain share-based arrangements	(435)	(853)	(813)
Net cash (used in) provided by financing activities	(3,631)	18,816	(5,031)
Effect of exchange rate changes on cash and cash equivalents	(4,334)	(2,410)	3,056
Increase (decrease) in cash and cash equivalents	4,227	(14,103)	11,528

Cash and cash equivalents at beginning of year	84,335	98,438	86,910
Cash and cash equivalents at end of year	$88,562	$84,335	$98,438
Supplemental disclosure of investing transactions:
Capital expenditures purchased	$(19,951)	$(17,567)	$(24,327)
Capital expenditures accrued but not yet paid	$1,731	$3,068	$2,561
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2020	$1,312	$103	$(8,765)	$197,125	$89,288	$(37,703)	$241,360	$392	$241,752
Net earnings	—	—	—	—	10,787	—	10,787	13	10,800
Other comprehensive loss	—	—	—	—	—	5,032	5,032	—	5,032
Share-based compensation expense	—	—	—	1,387	—	—	1,387	—	1,387
Restricted stock issuances (52,433 shares)	5	—	—	(796)	—	—	(791)	—	(791)
Purchase of noncontrolling interest	—	—	—	48	—	—	48	(301)	(253)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(70)	(70)
Balance at December 31, 2020	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	20,221	—	20,221	222	20,443
Other comprehensive income	—	—	—	—	—	(2,337)	(2,337)	—	(2,337)
Share-based compensation expense	—	—	—	2,244	—	—	2,244	—	2,244
Restricted stock issuances (50,781 shares)	5	—	—	(857)	—	—	(852)	—	(852)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(313)	(313)
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	36,063	—	36,063	490	36,553
Other comprehensive loss	—	—	—	—	—	(5,892)	(5,892)	—	(5,892)
Share-based compensation expense	—	—	—	2,439	—	—	2,439	—	2,439
Restricted stock issuances (28,368 shares)	3	—	—	(426)	—	—	(423)	—	(423)
Purchase of treasury stock (85,213 shares)	—	—	(2,739)	—	—	—	(2,739)	—	(2,739)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(458)	(458)
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
See accompanying notes.

Vishay Precision Group, Inc.
Notes to Consolidated Financial Statements
Note 1 – Background and Summary of Significant Accounting Policies
Background
Vishay Precision Group, Inc. (“VPG” or the “Company”) is a global, diversified company focused on precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $19.8 million, $17.2 million, and $12.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2022 or 2021.
Allowance for Credit Losses
The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses was $0.7 million and $0.7 million at December 31, 2022 and 2021, respectively. The credit loss was $0.0 million, $0.1 million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment are carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to fifteen years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $11.5 million, $11.7 million, and $10.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, which included software depreciation expense of $0.7 million, $0.6 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As described in Note 4 to the consolidated financial statements, the 2022 annual impairment test resulted in no impairment. In the second quarter of 2021, an impairment charge was recorded and in 2020, the annual impairment test resulted in an impairment charge in the fourth quarter of 2020.

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
Recent Accounting Pronouncements
The Company evaluates the applicability and impact of all Accounting Standards Updates (ASUs) issued by the Financial Accounting Standards Board. ASUs that became effective in 2022 or those issued but not yet effective, are either not applicable for the Company or are expected to have no material impact on the Company's consolidated financial statement.
Note 2 – Revenues
The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Year Ended December 31, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$51,246	$58,076	$52,435	$161,757
United Kingdom	3,481	15,697	572	19,750
Other Europe	31,938	37,490	5,168	74,596
Israel	28,413	470	—	28,883
Asia	37,143	13,974	7,537	58,654
Canada	—	8	18,932	18,940
	$152,221	$125,715	$84,644	$362,580

Note 2 – Revenues (continued)

	Year Ended December 31, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$39,845	$52,542	$40,095	$132,482
United Kingdom	3,083	16,577	752	20,412
Other Europe	25,859	39,549	2,503	67,911
Israel	22,391	994	—	23,385
Asia	36,683	15,719	7,476	59,878
Canada	—	9	13,842	13,851
	$127,861	$125,390	$64,668	$317,919

	Year Ended December 31, 2020
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$39,624	$46,980	$21,656	$108,260
United Kingdom	3,047	19,866	229	23,142
Other Europe	29,473	23,114	2,098	54,685
Israel	21,432	384	—	21,816
Asia	27,178	10,876	5,376	43,430
Canada	—	166	18,313	18,479
	$120,754	$101,386	$47,672	$269,812

The following table disaggregates net revenue by market sector (in thousands):

	Years Ended December 31,
	2022	2021	2020
Test & Measurement	$78,406	$64,124	$53,633
Avionics, Military & Space	31,399	27,303	32,607
Transportation	55,892	49,562	29,483
Other Markets	79,750	71,577	58,256
Industrial Weighing	52,109	50,626	43,441
General Industrial	21,179	16,771	15,351
Steel	43,845	37,956	37,041
	$362,580	$317,919	$269,812
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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
December 31, 2021	$3,570	$4,765
December 31, 2022	$3,990	$7,983
Increase	$420	$3,218
The amount of revenue recognized during the year ended December 31, 2022 that was included in the contract liability balance at December 31, 2021 was $3.2 million.

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

Following are the supplemental consolidated financial results for the Company on an unaudited pro forma basis, as if the DTS acquisition had been consummated on January 1, 2021 (unaudited):

Year ended December 31,
2021
(unaudited)
Pro forma net revenues	$331,155

Pro forma net earnings attributable to VPG stockholders	$23,602

Pro forma basic earnings per share attributable to VPG stockholders	$1.73
Pro forma diluted earnings per share attributable to VPG stockholders	$1.73

Note 4 – Goodwill and Other Intangible Assets

At the beginning of 2022, the Company had four reporting units to which goodwill was allocated: steel, on-board weighing, DSI, and DTS.

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

For the DSI and DTS goodwill reporting units, the Company performed the quantitative impairment test. In estimating the fair value of our DSI and DTS reporting units the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units.

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. In 2022, the results of the quantitative impairment test for the DSI reporting unit indicated no impairment, with the fair value exceeding the carrying value by approximately 8% for goodwill and 14% for the indefinite-lived trade name. The results for the quantitative impairment test for the DTS reporting unit indicated no impairment, with the fair value exceeding the carrying value by approximately 36% for goodwill and 34% for the indefinite-lived trade name.

Prior to 2022, the Company also had an instrumentation reporting unit. The Company's analysis in 2021 resulted in an impairment for the instrumentation reporting unit, of $1.1 million in goodwill, which represented the remainder of the goodwill balance, and $0.1 million in indefinite-lived intangible trade name. The Company's analysis in 2020 resulted in the fair value exceeding the carrying value for the instrumentation reporting unit and a non-cash impairment loss of $2.4 million for the instrumentation reporting unit.
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems				Weighing Solutions
		KELK Acquisition	DSI Acquisition	Pacific Instruments Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at January 1, 2021	$31,105	$6,726	$16,942	$1,126	$—	$6,311
Goodwill acquired	15,903	—	—	—	15,903	—
Impairment charges	(1,126)	—	—	(1,126)	—	—
Foreign currency translation adjustment	(52)	(20)	(32)	—	—	—
Balance at December 31, 2021	45,830	6,706	16,910	—	15,903	6,311
Adjustment to goodwill acquired	130	—	—	—	130	—
Foreign currency translation adjustment	(416)	(393)	(23)	—	—	—
Balance at December 31, 2022	$45,544	$6,313	$16,887	$—	$16,033	$6,311

Note 4 – Goodwill and Other Intangible Assets (continued)
Intangible assets were as follows (in thousands):

	December 31,
	2022	2021
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$32,570	$33,026
Customer relationships	33,226	34,036
Trade names	1,521	1,665
Non-competition agreements	10,133	11,335
	77,450	80,062
Accumulated amortization:
Patents and acquired technology	(9,059)	(7,430)
Customer relationships	(16,209)	(14,918)
Trade names	(1,521)	(1,665)
Non-competition agreements	(10,098)	(11,329)
	(36,887)	(35,342)
Net intangible assets subject to amortization	$40,563	$44,720

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	7,654	7,717
	$48,217	$52,437
Certain intangible assets are subject to foreign currency translation.
Amortization expense was $3.9 million, $3.3 million, and $2.4 million, for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense in 2022 and 2021 included $1.4 million and $0.8 million related to the DTS acquisition.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2023	$3,729
2024	3,698
2025	3,681
2026	3,681
2027	3,647

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
The Company recorded restructuring costs of $1.5 million, $0.1 million, and $0.9 million during the years ended December 31, 2022, 2021, and 2020, respectively. The restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes the activity to date related to these programs in the accrued restructuring liability, which is comprised of the activity associated primarily with the employee termination costs. The accrued restructuring liability balance

Note 5 – Restructuring Costs (continued)
as of December 31, 2022 and 2021, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$—	$63
Restructuring charges	1,518	76
Cash payments	(1,338)	(138)
Foreign currency translation	3	(1)
Balance at end of year	$183	$—
Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2022	2021	2020
Domestic	$(4,979)	$(5,956)	$(9,476)
Foreign	50,067	31,868	27,785
	$45,088	$25,912	$18,309
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2022	2021	2020
Current:
Federal	$21	$245	$106
State and local	97	38	(18)
Foreign	10,457	8,442	6,268
	10,575	8,725	6,356
Deferred:
Federal	(2,808)	(2,992)	1,718
State and local	109	(588)	(422)
Foreign	659	324	(143)
	(2,040)	(3,256)	1,153
Total income tax expense	$8,535	$5,469	$7,509

Note 6 – Income Taxes (continued)
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Tax at statutory rate	$9,468	$5,441	$3,845
State income taxes, net of U.S. federal tax benefit	164	(391)	(176)
U.S. GILTI tax, net of foreign tax credits	8	77	—
Effect of foreign operations	1,246	2,096	729
Change in valuation allowance	(1,629)	(1,204)	2,448
Change in unrecognized tax benefits, net	(1,000)	107	(32)
Impairment of goodwill	—	237	507
Specialty tax credits	(639)	(333)	(249)
Statutory rate changes	3	(282)	(119)
Effect of foreign exchange	667	(35)	(346)
Loss of benefit of U.S. net operating loss	—	—	1,064
Excess tax benefits related to share based compensation	—	—	(168)
Other	247	(244)	6
Total income tax expense	$8,535	$5,469	$7,509

In 2022, the Company recognized deferred tax benefits of $0.1 million on net operating loss carryforwards generated in certain foreign jurisdictions, which is included in deferred tax expense (benefit) above.

The 2017 Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in the future years or provide for tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize tax expense related to GILTI in the year the tax is incurred.

The Company recognized approximately $26.3 million and $11.9 million of GILTI for the years ended December 31, 2022 and 2021, respectively. For each of the years ended December 31, 2022 and 2021, the U.S. tax on GILTI, net of foreign tax credits and research credits, was less than $0.1 million. Any excess foreign tax credits associated with GILTI are lost and cannot be carried forward to future years.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Note 6 – Income Taxes (continued)

	December 31,
	2022	2021
Deferred tax assets:
Pension and other postretirement costs	$1,775	$3,580
Inventories	4,057	2,659
Net operating/capital loss and interest carryforwards	9,060	13,562
Tax credit carryforwards	2,372	3,026
Deferred compensation	2,921	3,267
Research and development costs	2,940	832
Other accruals and reserves	2,228	3,593
Total gross deferred tax assets	25,353	30,519
Less: valuation allowance	(10,726)	(16,486)
	14,627	14,033
Deferred tax liabilities:
Tax over book depreciation	(1,453)	(780)
Investment in subsidiary	(2,137)	(1,958)
Intangible assets, including tax deductible goodwill	(10,675)	(11,106)
Total gross deferred tax liabilities	(14,265)	(13,844)

Net deferred tax assets	$362	$189
In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2022 and 2021, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek, Pacific Instruments, DSI and DTS was also considered in determining the realization of the U.S. deferred tax assets. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.
In June 2021, the Company acquired DTS. DTS's opening balance sheet included $26.4 million of gross deferred tax liabilities, including $2.4 million of indefinite-lived liabilities. The acquisition contributed to a $1.6 million net reduction in valuation allowance and deferred tax benefit for the Company in 2021. In the second quarter of 2022, the Company completed the purchase accounting for the acquisition of DTS, which resulted in a $0.3 million reduction of deferred tax assets and corresponding increase in goodwill.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2022 and 2021, the valuation allowance on U.S. deferred tax assets was approximately $8.7 million and $13.9 million, respectively. The net change in this valuation allowance was approximately $(5.2) million, of which approximately $(3.3) million related to state tax rate changes.

The change in valuation allowance related to state taxes exclusive of rate changes was $0.4 million benefit and $0.6 million expense for the years ended December 31, 2022 and 2021, respectively.

The Company also has valuation allowances of $2.1 million and $2.6 million at December 31, 2022 and 2021, respectively, with respect to certain foreign net operating loss and capital loss carryforwards.

Note 6 – Income Taxes (continued)
Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2022	2021
U.S. federal	$2,647	$4,233
U.S. state (net of U.S. federal tax benefit)	6,026	9,648
Israel - capital losses	1,287	1,537
The following table summarizes significant net operating losses, capital losses and credit carryforwards as of December 31, 2022 (in thousands):

	December 31,
Jurisdiction	2022	Expiring
U.S. federal net operating losses	$4,332	No expiration
U.S. federal interest expense carryover	6,112	No expiration
U.S. foreign tax credit	1,441	2028-2032
U.S. state net operating losses	115,028	2023-2042
Israel capital losses	5,594	No expiration
Utilization of U.S. federal net operating losses is taken into account before the GILTI deduction allowable by IRC Section 250.
Undistributed earnings of the Company’s foreign subsidiaries were approximately $233.2 million at December 31, 2022 compared to $213.9 million at December 31, 2021. As of December 31, 2022, the Company had provided for a deferred tax liability of approximately $2.1 million of withholding tax associated with unremitted earnings, including planned cash distributions of $19.6 million. Substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $2.1 million, additional withholding taxes of approximately $24.7 million are estimated to be payable upon distribution of the remaining previously unremitted earnings as of December 31, 2022.

Net income taxes paid were $10.8 million, $7.7 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Note 6 – Income Taxes (continued)
The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$1,282	$1,244	$1,355
Addition based on tax positions related to current year	176	52	51
Addition based on tax positions related to prior years	216	—	—
Reduction based on tax positions related to prior years	—	—	(57)
Currency translation adjustments	(6)	41	92
Reduction for settled tax examinations	(1,229)	—	(73)
Reduction for payments made	—	—	(22)
Reduction for lapses of statute of limitations	—	(55)	(102)
Balance at end of year	$439	$1,282	$1,244
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company accrued total penalties and interest of (0.2) million, $0.1 million and $0.0 million, respectively. As of December 31, 2022, December 31, 2021 and December 31, 2020, accrued penalties and interest were $0.0 million, $0.2 million and $0.1 million, respectively.

Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021, and 2020 is $0.4 million, $1.3 million, and $1.2 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2023. Furthermore, as of December 31, 2022, the Company anticipates that it will pay $0.1 million of its reserves for unrecognized tax benefits, and does not anticipate that any of its current unrecognized tax benefits will reverse within the next calendar year due to the expiration of the statute of limitations.
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
During the fourth quarters of 2021 and 2022, the Company concluded tax examinations in Israel for one of its subsidiaries covering 2016 and 2017 through 2020, respectively. The conclusions of the audits resulted in the release of $1.4 million of reserves for uncertain tax positions, including accrued interest.
During the third quarter of 2022, the Company concluded tax examinations in Germany for two of its subsidiaries, covering the years 2017 through 2019. The conclusion of the tax examinations resulted in no significant change in tax.
During the fourth quarter of 2022, the Company concluded a tax examination in Taiwan for one of its subsidiaries, covering the year 2020. The conclusion of the tax examinations resulted in no change in tax.
The Company is subject to ongoing income tax audits, administrative appeals and judicial proceedings in India spanning a number of years.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
2020 Credit Agreement - Revolving Facility	$61,000	$61,000
Deferred financing costs	(201)	(286)
	$60,799	$60,714
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2022. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Other Lines of Credit
In addition to the 2020 Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $5.0 million and $3.0 million at December 31, 2022 and 2021, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $3.2 million and $2.0 million at December 31, 2022 and 2021, respectively.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2023	$—
2024	—
2025	61,000
2026	—
2027	—
Thereafter	—

Note 7 – Long-Term Debt (continued)
Interest paid on third-party debt was $2.3 million, $1.2 million, and $1.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.
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
On August 8, 2022, the Board of Directors of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan will expire on August 11, 2023, and the Board of Directors authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. At December 31, 2022, the Company had repurchased 85,213 shares of its common stock under the Stock Repurchase Plan.
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

Note 8 – Stockholders’ Equity (continued)
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2020
Pension and other postretirement actuarial items	$(6,942)	$(920)	$319	$(601)	$(7,543)
Reclassification adjustment for recognition of actuarial items	—	537	(73)	464	464
Foreign currency translation adjustment	(30,761)	5,070	99	5,169	(25,592)
	$(37,703)	$4,687	$345	$5,032	$(32,671)
December 31, 2021
Pension and other postretirement actuarial items	$(7,079)	$2,332	$(376)	$1,956	$(5,123)
Reclassification adjustment for recognition of actuarial items	—	498	(107)	391	391
Foreign currency translation adjustment	(25,592)	(4,606)	(78)	(4,684)	(30,276)
	$(32,671)	$(1,776)	$(561)	$(2,337)	$(35,008)
December 31, 2022
Pension and other postretirement actuarial items	$(4,732)	$5,797	$(1,021)	$4,776	$44
Reclassification adjustment for recognition of actuarial items	—	721	(176)	545	545
Foreign currency translation adjustment	(30,276)	(11,243)	(161)	(11,404)	(41,680)
Reclassification adjustment for foreign currency translation	—	191	—	191	191
	$(35,008)	$(4,534)	$(1,358)	$(5,892)	$(40,900)
In 2022, Reclassification of foreign currency translation adjustment for gain on liquidation of a subsidiary is included in other income (expense) other (See Note 15). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (See Note 9).

Note 9 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.5 million at December 31, 2022 and $1.9 million at December 31, 2021, and the related liabilities of $2.1 million and $2.6 million at December 31, 2022 and 2021, respectively.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension plans (in thousands):

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$2,626	$26,157	$2,747	$28,088
Service cost (adjusted for actual employee contributions)	—	308	—	379
Interest cost	65	395	57	353
Actuarial gains	(533)	(7,125)	(103)	(792)
Benefits paid	(108)	(652)	(75)	(851)
Curtailments and settlements	—	(567)	—	(108)
Plan amendments and other	—	—	—	(172)
Currency translation	—	(2,663)	—	(740)
Benefit obligation at end of year	$2,050	$15,853	$2,626	$26,157

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$19,717	$—	$18,157
Actual return on plan assets	—	(1,773)	—	1,044
Company contributions	108	1,064	75	1,613
Benefits paid	(108)	(652)	(75)	(851)
Currency translation	—	(2,047)	—	(246)
Fair value of plan assets at end of year	$—	$16,248	$—	$19,717

Funded status at end of year	$(2,050)	$395	$(2,626)	$(6,440)

Actuarial gains incurred in 2022 and 2021 related to our U.S. and non-U.S. plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2022 compared to December 31, 2021 and as of December 31, 2021 compared to December 31, 2020.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Other assets	$—	$3,301	$—	$—
Other accrued expenses	$(137)	$(179)	$(107)	$(375)
Accrued pension and other postretirement costs	$(1,913)	$(2,727)	$(2,519)	$(6,065)
Accumulated other comprehensive loss	$137	$577	$693	$6,764
	$(1,913)	$972	$(1,933)	$324

Note 9 – Pensions and Other Postretirement Benefits (continued)
Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$137	$532	$693	$6,709
Unrecognized prior service cost	—	45	—	55
	$137	$577	$693	$6,764
The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31, 2022
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,050	$14,489
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,050	$3,008
Accumulated benefit obligation	$2,050	$2,448

	December 31, 2021
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,626	$23,796
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,626	$23,451
Accumulated benefit obligation	$2,626	$22,634
Fair value of plan assets	$—	$17,778

Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension (in thousands):

	Years ended December 31,
	2022		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Annual service cost	$—	$308	$—	$379	$—	$402
Interest cost	65	395	57	353	70	442
Expected return on plan assets	—	(454)	—	(393)	—	(442)
Amortization of actuarial losses	22	736	27	459	109	286
Amortization of transition obligation	—	(40)	—	(8)	—	5
Curtailment and settlement losses	—	(512)	—	(108)	—	—
Net periodic benefit cost	$87	$433	$84	$682	$179	$693
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2022, 2021, and 2020.

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.91%	4.23%	2.53%	1.66%
Rate of compensation increase	N/A	2.49%	N/A	2.97%
Expected return on plan assets	N/A	3.96%	N/A	2.10%
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2022 and 2021:

	2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	2.53%	1.66%	2.11%	1.29%
Rate of compensation increase	N/A	2.97%	N/A	2.77%
Expected return on plan assets	N/A	2.10%	N/A	2.66%
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2022 and 2021.
Plan assets are comprised of:

	December 31, 2022		December 31, 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	—	48%	—	47%
Fixed income securities	—	42%	—	39%
Cash and cash equivalents	—	10%	—	14%
Total	—	100%	—	100%
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

Note 9 – Pensions and Other Postretirement Benefits (continued)
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

As of December 31, 2022		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,736	$—	$7,736	$—
Fixed income securities	6,813	—	6,813	—
Cash and cash equivalents	1,699	1,511	188	—
	$16,248	$1,511	$14,737	$—

As of December 31, 2021		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$9,262	$—	$9,262	$—
Fixed income securities	7,646	—	7,646	—
Cash and cash equivalents	2,809	1,577	1,232	—
	$19,717	$1,577	$18,140	$—
Estimated future benefit payments are as follows (in thousands):

	US Pension Plans	Non-US Plans
2023	$137	$721
2024	136	740
2025	138	923
2026	138	598
2027	138	889
2028-2032	803	5,590
The Company anticipates making contributions to its funded and unfunded pension of approximately $1.2 million during 2023.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to other postretirement benefit plans (in thousands):

	OPEB Plans
	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$2,885	$3,577
Service cost (adjusted for actual employee contributions)	29	36
Interest cost	67	68
Contributions by participants	—	—
Actuarial gains	(453)	(591)
Benefits paid	(142)	(205)
Plan amendments and other	—	—
Benefit obligation at end of year	$2,386	$2,885

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	142	205
Contributions by participants	—	—
Benefits paid	(142)	(205)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(2,386)	$(2,885)
Actuarial gains incurred in 2022 and 2021 related to our post-retirement plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2022 and December 31, 2021 and as of December 31, 2021 compared to December 31, 2020.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	OPEB Plans
	December 31,
	2022	2021
Other accrued expenses	$(189)	$(227)
Accrued pension and other postretirement costs	$(2,197)	$(2,658)
Accumulated other comprehensive gain	$(484)	$(28)
	$(2,870)	$(2,913)
Actuarial items consist of the following (in thousands):

	OPEB Plans
	December 31,
	2022	2021
Unrecognized net actuarial gain	$(484)	$(28)
	$(484)	$(28)

Unrecognized gains and losses are amortized into future net periodic benefit cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic benefit costs (in thousands):

Note 9 – Pensions and Other Postretirement Benefits (continued)

	OPEB Plans
	Years ended December 31,
	2022	2021	2020
	OPEB Plans	OPEB Plans	OPEB Plans
Net service cost	29	36	123
Interest cost	67	68	133
Amortization of actuarial losses	3	20	137
Net periodic benefit cost	$99	$124	$393
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2022, 2021, and 2020.
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	OPEB Plans
	December 31,
	2022	2021
Discount rate	4.88%	2.46%

The following weighted-average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2022 and 2021:

	OPEB Plans
	December 31,
	2022	2021
Discount rate	2.46%	1.99%
Health care trend rate	6.50%	6.00%
The health care trend ultimate rate is 4.14% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.
Estimated future benefit payments are as follows (in thousands):

OPEB Plans
2023	$189
2024	201
2025	199
2026	188
2027	218
2028-2032	940
As the plans are unfunded, the Company's anticipated contributions for 2023 are equal to the estimated benefit payment.
Other Retirement Obligations
The Company participates in various other defined contribution plans based on local law or custom. The Company periodically makes contributions to these plans. At December 31, 2022 and 2021, the consolidated balance sheets include $0.9 million and $1.0 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $1.1 million, $1.0 million, and $0.8 million for the

Note 9 – Pensions and Other Postretirement Benefits (continued)
years ended December 31, 2022, 2021, and 2020, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $3.9 million at December 31, 2022 and $4.2 million at December 31, 2021, and the related liabilities of $5.3 million and $6.0 million at December 31, 2022 and 2021, respectively.
Note 10 – Share-Based Compensation
On May 26, 2022, the Company’s stockholders voted to approve the adoption of the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan"), which replaced the Amended and Restated Vishay Precision Group, Inc. 2010 Stock Incentive Program (the "previous plan"). The 2022 plan permits the issuance of up to 608,000 shares of common stock, which includes approximately 308,000 shares that were reserved for issuance under the previous plan and up to an additional 197,685 additional shares underlying awards outstanding under the previous plan. At December 31, 2022, the Company had reserved 590,034 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options). If any outstanding awards expire, are canceled or are forfeited, the underlying shares would be available for future grants under the Plan.
Restricted Stock Units
Pursuant to the 2022 plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2022. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On January 1, 2022, and in accordance with the Company's 2017 Non-Employee Director Compensation Plan (the "Director Plan"), the Board of Directors approved the issuance of an aggregate of 595 RSUs to the newly-appointed independent member of the Board of Directors. This award represented a pro-rated portion of the annual equity grant made to non-executive directors pursuant to the Director Plan. The aggregate grant-date fair value of this award is immaterial, and the award vested on May 26, 2022, the date of the 2022 Annual Stockholders Meeting.
On March 3, 2022, and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.5 million were comprised of 47,831 RSUs. Fifty percent of these awards will vest on January 1, 2025, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2025, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals, each weighted equally.
On March 9, 2022, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance based. The awards have an aggregate target grant-date fair value of $0.5 million and were comprised of 16,324 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2025, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2025, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.
On May 26, 2022 and in accordance with the Company's 2017 Non-Employee Director Compensation Plan, as amended at such time, the Board of Directors approved the issuance of an aggregate of 16,534 RSUs to the independent board members of the Board of Directors and to the non-executive Chairman of the Board of Directors. The awards have an aggregate grant-date fair value of $0.5 million and will vest on the earlier of the 2023 Annual Stockholders meeting or May 26, 2023, subject to the directors' continued service on the Board of Directors.
On July 1, 2022, a non-executive VPG employee was granted an annual equity award in the form of RSU's, of which 50% are performance-based. The award has an aggregate grant-date fair value of $0.04 million and was comprised of 1,432 RSU's. The

Note 10 – Share-Based Compensation (continued)
non-performance portion of this award will vest on July 1, 2025, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on July 1, 2025, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.
Vesting of equity awards may be subject to acceleration under certain circumstances.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2022		2021		2020
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	198	$31.07	205	$28.23	212	$25.97
Granted	82	30.68	80	33.13	79	24.16
Vested	(40)	34.29	(77)	25.87	(81)	19.02
Forfeited	(36)	33.15	(10)	29.43	(5)	15.75
End of year	204	$29.92	198	$31.07	205	$28.23
The fair value of the RSUs vested during 2022 is $1.3 million, which approximates grant date fair value. Included in the 2022, 2021 and 2020 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2023	35	8	43
January 1, 2024	33	1	34
January 1, 2025 and July 1 2025	33	1	34
Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2022	2021	2020
Restricted stock units	$2,439	$2,244	$1,387
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
During the fourth quarter of 2022, a net adjustment of $0.3 million increasing share-based compensation expense was recorded, based on the valuation of performance objectives associated primarily with awards granted in 2020. It was determined that certain objectives, which were deemed not likely to be met in previous years, were met.
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

Note 10 – Share-Based Compensation (continued)
The total tax benefit on share-based compensation expense was $0.5 million, $0.5 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The deferred tax benefit on share-based compensation expense was $0.2 million, $0.4 million, and $0.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, the Company had $2.2 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 1.5 years.
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2022 and 2021, the Company had no significant concentrations of credit risk.

Note 11 – Commitments, Contingencies, and Concentrations (continued)
Geographic Concentrations
At December 31, 2022 and 2021, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
Asia	27%	24%
United States	17%	13%
Israel	28%	25%
Europe	13%	18%
United Kingdom	10%	12%
Canada	5%	8%
Total	100%	100%
Note 12 - Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to fourteen years.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	December 31, 2022	December 31, 2021
Assets
Operating lease right of use asset	$24,342	$27,764

Liabilities
Operating lease - current	$4,208	$4,610
Operating lease - non-current	$20,043	$25,140
Other information related to lease term and discount rate is as follows:

December 31, 2022
Operating leases weighted average remaining lease term (in years)	7.7 years
Operating leases weighted average discount rate	3.13%

The components of lease expense are as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021		December 31, 2020
Operating lease cost	$5,098	$5,185		$4,389
Short-term lease cost	121	141		124
Sublease income	(423)	(220)	—	—
Total net lease cost	$4,796	$5,106		$4,513

Right of use assets obtained in exchange for new operating lease liability during 2022 were $1.2 million and in 2021 were $10.7 million. The Company paid $5.1 million for its operating leases for the year ended December 31, 2022 and $5.1 million for the year ended December 31, 2021, which are included in operating cash flows on the consolidated statements of cash flows.

Note 12 - Leases ( continued)
Undiscounted maturities of operating lease payments as of December 31, 2022 are summarized as follows (in thousands):

2023	$4,635
2024	3,980
2025	3,377
2026	2,988
2027	2,915
Thereafter	9,341
Total future minimum lease payments	$27,236
Less: amount representing interest	(2,985)
Present value of future minimum lease payments	$24,251

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

Note 13 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
2022
Net third-party revenues	$152,221	$125,715	$84,644	$—	$362,580
Intersegment revenues	2,121	—	—	(2,121)	—
Gross profit	61,087	43,178	45,337	—	149,602
Segment operating income (loss)	41,671	21,232	18,399	(37,503)	43,799
Restructuring costs	1,460	—	58	—	1,518
Depreciation and amortization expense	5,816	3,343	4,308	1,886	15,353
Capital expenditures	11,515	7,094	1,324	18	19,951
Total assets	156,816	148,041	153,547	18,338	476,742

2021
Net third-party revenues	$127,861	$125,390	$64,668	$—	$317,919
Intersegment revenues	3,487	—	—	(3,487)	—
Gross profit	45,474	45,900	33,768	—	125,142
Segment operating income (loss)	26,527	23,184	13,480	(35,819)	27,372
Acquisition costs	—	—	1,198	—	1,198
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223	—	1,223
Restructuring costs	—	76	—	—	76
Depreciation and amortization expense	5,967	3,415	3,834	1,780	14,996
Capital expenditures	13,213	3,434	913	7	17,567
Total assets	142,510	152,399	159,816	7,164	461,889

2020
Net third-party revenues	$120,754	$101,386	$47,672	$—	$269,812
Intersegment revenues	3,183	—	—	(3,183)	—
Gross profit	47,530	32,250	24,491	—	104,271
Segment operating income (loss)	29,486	12,145	11,763	(30,737)	22,657
Impairment of goodwill and indefinite-lived intangibles	—	—	2,440	—	2,440
Restructuring costs	551	234	51	82	918
Depreciation and amortization expense	5,227	3,291	2,653	1,336	12,507
Capital expenditures	21,885	1,961	468	13	24,327
Total assets	138,932	160,679	78,810	23,466	401,887
The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Unallocated selling, general, and administrative expenses	$(35,985)	$(33,322)	$(27,379)
Acquisition costs	—	(1,198)	—
Impairment of goodwill and indefinite-lived intangibles	—	(1,223)	(2,440)
Restructuring costs	(1,518)	(76)	(918)
	$(37,503)	$(35,819)	$(30,737)

Note 13 – Segment and Geographic Data (continued)

The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2022	2021
United States	$12,651	$12,255
United Kingdom	3,368	4,024
Other Europe	1,721	1,774
Israel	44,551	41,540
Asia	23,264	20,057
Canada and Other	1,572	1,570
	$87,127	$81,220

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
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2022	2021	2020
Numerator:

Numerator for basic and diluted earnings per share:
Net earnings attributable to VPG stockholders	$36,063	$20,221	$10,787

Denominator:

Denominator for basic earnings per share:
Weighted average shares	13,628	13,616	13,566
Effect of dilutive securities:
Restricted stock units	60	41	57
Dilutive potential common shares	60	41	57
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,688	13,657	13,623

Basic earnings per share attributable to VPG stockholders	$2.65	$1.49	$0.80

Diluted earnings per share attributable to VPG stockholders	$2.63	$1.48	$0.79
Note 15 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2022	2021	2020
Foreign exchange gain/(loss)	$3,579	$(110)	$(2,246)
Interest income	401	252	246
Pension expense	(241)	(468)	(738)
Other	(181)	96	(244)
	$3,558	$(230)	$(2,982)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2022, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Japanese yen and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable currency exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.

Note 15 – Additional Financial Statement Information (continued)
The change in foreign exchange gains / (losses) for the year ended December 31, 2021, as compared to the prior year period, was primarily due to fluctuations in the Israeli shekel. The change in the dollar-shekel exchange rate in 2020 reflected an unfavorable currency exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel. Additionally, in 2021, there were favorable foreign exchange impacts from the Japanese yen and the Canadian dollar.
Pension expense represents the net periodic benefit cost excluding the service cost.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Customer advance payments	$7,983	$4,765
Accrued restructuring	183	—
Goods received, not yet invoiced	2,523	2,998
Accrued taxes, other than income taxes	1,141	1,425
Accrued commissions	3,217	2,605
Accrued professional fees	1,360	1,336
Accrued technical warranty	740	761
Current accrued pension and other post retirement costs	505	709
Other	2,654	2,997
	$20,306	$17,596
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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2022 and December 31, 2021 include a $7.0 million and $8.4 million non-current liability, respectively, associated with Israeli severance requirements in other liabilities and a $5.3 million and $6.6 million non-current asset, respectively, associated with Israeli severance requirements in other assets.

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

Note 16 – Fair Value Measurements (continued)
An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2022		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,427	$53	$5,374	$—

As of December 31, 2021		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$6,158	$49	$6,109	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2022 and December 31, 2021, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of cash and cash equivalents held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs at December 31, 2022 and December 31, 2021 approximates its carrying value, as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2020 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement.
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

Note 18 – Subsequent Events
Executive RSU grant
On February 28, 2023, VPG’s three current executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based and 50% are service-based. The awards have an aggregate target grant-date fair value of $1.9 million and were comprised of 43,243 RSUs. The service-based awards will vest on January 1, 2026, subject to the executives continued employment. The performance-based awards will also vest on January 1, 2026, subject to the executives continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals.