Form 10-Q
period 2023-04-01
Vishay Precision Group, Inc.
filed 2023-05-09
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          April 1, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2023, the registrant had 12,577,030 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
April 1, 2023

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	April 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,281	$88,562
Accounts receivable, net	59,347	60,068
Inventories:
Raw materials	32,983	31,852
Work in process	29,453	26,401
Finished goods	24,995	26,407
Inventories, net	87,431	84,660

Prepaid expenses and other current assets	17,352	18,516
Total current assets	257,411	251,806

Property and equipment:
Land	4,138	4,117
Buildings and improvements	72,019	71,613
Machinery and equipment	127,333	125,301
Software	9,674	9,539
Construction in progress	10,472	10,075
Accumulated depreciation	(136,642)	(133,518)
Property and equipment, net	86,994	87,127

Goodwill	45,567	45,544
Intangible assets, net	47,298	48,217
Operating lease right-of-use assets	24,189	24,342
Other assets	19,310	19,706
Total assets	$480,769	$476,742

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	April 1, 2023	December 31, 2022
Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$11,184	$13,792
Payroll and related expenses	21,704	21,966
Other accrued expenses	22,364	20,306
Income taxes	1,002	4,064
Current portion of operating lease liabilities	4,108	4,208
Total current liabilities	60,362	64,336

Long-term debt, less current portion	60,803	60,799
Deferred income taxes	3,929	4,212
Operating lease liabilities	19,817	20,043
Other liabilities	13,044	13,053
Accrued pension and other postretirement costs	7,921	7,777
Total liabilities	165,876	170,220

Equity:
Common stock	1,328	1,325
Class B convertible common stock	103	103
Treasury stock	(11,504)	(11,504)
Capital in excess of par value	201,065	201,164
Retained earnings	163,323	156,359
Accumulated other comprehensive loss	(39,395)	(40,900)
Total Vishay Precision Group, Inc. stockholders' equity	314,920	306,547
Noncontrolling interests	(27)	(25)
Total equity	314,893	306,522
Total liabilities and equity	$480,769	$476,742
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net revenues	$88,864	$87,665
Costs of products sold	51,665	52,415
Gross profit	37,199	35,250

Selling, general, and administrative expenses	27,159	26,674
Restructuring costs	116	261
Operating income	9,924	8,315

Other income (expense):
Interest expense	(997)	(329)
Other	275	439
Other income (expense)	(722)	110

Income before taxes	9,202	8,425

Income tax expense	2,220	1,741

Net earnings	6,982	6,684
Less: net earnings attributable to noncontrolling interests	18	328
Net earnings attributable to VPG stockholders	$6,964	$6,356

Basic earnings per share attributable to VPG stockholders	$0.51	$0.47
Diluted earnings per share attributable to VPG stockholders	$0.51	$0.46

Weighted average shares outstanding - basic	13,586	13,637
Weighted average shares outstanding - diluted	13,652	13,675

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net earnings	$6,982	$6,684

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,502	(1,792)
Pension and other postretirement actuarial items	3	81
Other comprehensive income (loss)	1,505	(1,711)

Comprehensive income	8,487	4,973

Less: comprehensive income attributable to noncontrolling interests	18	328

Comprehensive income attributable to VPG stockholders	$8,469	$4,645

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	April 1, 2023	April 2, 2022
Operating activities
Net earnings	$6,982	$6,684
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,858	3,823
Gain on sale of property and equipment	—	7
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	191
Share-based compensation expense	681	497
Inventory write-offs for obsolescence	425	396
Deferred income taxes	383	25
Foreign currency impacts and other items	(1,022)	(844)
Net changes in operating assets and liabilities:
Accounts receivable	1,201	(1,546)
Inventories	(2,854)	(3,755)
Prepaid expenses and other current assets	1,260	(2,367)
Trade accounts payable	(1,713)	(358)
Other current liabilities	(695)	(2,641)
Other non current assets and liabilities, net	(201)	(131)
Accrued pension and other postretirement costs, net	138	(254)
Net cash provided by (used in) operating activities	8,443	(273)

Investing activities
Capital expenditures	(3,501)	(4,303)
Proceeds from sale of property and equipment	—	10
Net cash used in investing activities	(3,501)	(4,293)

Financing activities
Distributions to noncontrolling interests	(20)	(246)
Payments of employee taxes on certain share-based arrangements	(825)	(435)
Net cash used in financing activities	(845)	(681)
Effect of exchange rate changes on cash and cash equivalents	622	(907)
Increase (decrease) in cash and cash equivalents	4,719	(6,154)
Cash and cash equivalents at beginning of period	88,562	84,335
Cash and cash equivalents at end of period	$93,281	$78,181

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$806	$850
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended April 1, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	6,964	—	6,964	18	6,982
Other comprehensive loss	—	—	—	—	—	1,505	1,505	—	1,505
Share-based compensation expense	—	—	—	681	—	—	681	—	681
Restricted stock issuances (29,803 shares)	3	—	—	(780)	—	—	(777)	—	(777)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Balance at April 1, 2023	$1,328	$103	$(11,504)	$201,065	$163,323	$(39,395)	$314,920	$(27)	$314,893

	Fiscal quarter ended April 2, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	6,356	—	6,356	328	6,684
Other comprehensive income	—	—	—	—	—	(1,711)	(1,711)	—	(1,711)
Share-based compensation expense	—	—	—	497	—	—	497	—	497
Restricted stock issuances (17,837 shares)	2	—	—	(425)	—	—	(423)	—	(423)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(246)	(246)
Balance at April 2, 2022	$1,324	$103	$(8,765)	$199,223	$126,652	$(36,719)	$281,818	$25	$281,843
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. The results of operations for the fiscal quarter ended April 1, 2023 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2023 and 2022 end on the following dates:

	2023	2022
Quarter 1	April 1,	April 2,
Quarter 2	July 1,	July 2,
Quarter 3	September 30,	October 1,
Quarter 4	December 31,	December 31,
Reclassifications
Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended April 1, 2023				Fiscal quarter ended April 2, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$12,674	$14,879	$10,661	$38,214	$13,006	$14,078	$10,465	$37,549
United Kingdom	815	4,109	96	5,020	877	4,334	298	5,509
Other Europe	10,007	9,717	3,170	22,894	7,792	10,531	1,882	20,205
Israel	3,963	76	—	4,039	7,331	190	—	7,521
Asia	9,267	3,078	2,053	14,398	8,744	3,635	1,010	13,389
Canada	—	—	4,299	4,299	—	—	3,492	3,492
Total	$36,726	$31,859	$20,279	$88,864	$37,750	$32,768	$17,147	$87,665

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Test & Measurement	$18,664	$17,973
Avionics, Military & Space	11,707	8,162
Transportation	12,472	13,954
Other Markets	19,305	21,150
Industrial Weighing	11,026	13,209
General Industrial	4,798	5,866
Steel	10,892	7,351
Total	$88,864	$87,665

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2022	$3,990	$7,983
Balance at April 1, 2023	4,223	8,618
Increase	$233	$635
The amount of revenue recognized during the three fiscal months ended April 1, 2023 that was included in the contract liability balance at December 31, 2022 was $3.3 million

Note 3 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

Note 3 – Goodwill (continued)

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2022	$45,544	$6,313	$16,887	$16,033	$6,311
Foreign currency translation adjustment	23	15	8	—	—
Balance at April 1, 2023	$45,567	$6,328	$16,895	$16,033	$6,311

Note 4 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to fourteen years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	April 1, 2023	December 31, 2022
Assets
Operating lease right of use asset	$24,189	$24,342

Liabilities
Operating lease - current	$4,108	$4,208
Operating lease - non-current	$19,817	$20,043
Other information related to lease term and discount rate is as follows:

April 1, 2023
Operating leases weighted average remaining lease term (in years)	7.48 years
Operating leases weighted average discount rate	3.33%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Operating lease cost	$1,244	$1,310
Short-term lease cost	46	26
Sublease income	(100)	(112)
Total net lease cost	$1,190	$1,224

Right of use assets obtained in exchange for new operating lease liability during the three fiscal months ended April 1, 2023 were $1.0 million. The Company paid $1.2 million and $1.3 million for its operating leases for each of the three fiscal months ended April 1, 2023 and April 2, 2022, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of April 1, 2023 are summarized as follows (in thousands):

Note 4 - Leases (continued)

2023 (excluding the three months ended April 1, 2023)	$3,512
2024	4,098
2025	3,740
2026	3,184
2027	3,040
Thereafter	9,310
Total future minimum lease payments	$26,884
Less: amount representing interest	(2,959)
Present value of future minimum lease payments	$23,925
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 1, 2023 was 24.1% compared to 20.7% for the fiscal quarter ended April 2, 2022. The effective tax rate for the fiscal quarter ended April 1, 2023 differs from the federal statutory rate of 21% primarily due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	April 1, 2023	December 31, 2022
2020 Credit Agreement - Revolving Facility	$61,000	$61,000
Deferred financing costs	(197)	(201)
Total long-term debt	$60,803	$60,799

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2023	$(41,489)	$589	$(40,900)
Other comprehensive income before reclassifications	1,502	—	1,502
Amounts reclassified from accumulated other comprehensive income	—	3	3
Balance at April 1, 2023	$(39,987)	$592	$(39,395)

Note 7 – Accumulated Other Comprehensive Income (Loss) (continued)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2022	$(30,276)	$(4,732)	$(35,008)
Other comprehensive loss before reclassifications	(1,983)	—	(1,983)
Amounts reclassified from accumulated other comprehensive income	191	81	272
Balance at April 2, 2022	$(32,068)	$(4,651)	$(36,719)
Reclassification of foreign currency translation adjustment for the loss on liquidation of subsidiaries is included in other income and expense other (see Note 12). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 8).
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended April 1, 2023		Fiscal quarter ended April 2, 2022
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$69	$4	$84	$7
Interest cost	190	28	123	17
Expected return on plan assets	(212)		(123)	—
Amortization of actuarial losses	8	(6)	74	1
Net periodic benefit cost	$55	$26	$158	$25

Note 9 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At April 1, 2023, the Company had reserved 540,014 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
On February 28, 2023 and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.9 million and were comprised of 43,243 RSUs. Fifty percent of these awards will vest on January 1, 2026, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2026, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "net earnings goals", each weighted equally.
On March 9, 2023, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.6 million and were comprised of 14,338 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2026 subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2026, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

Vesting of equity awards is subject to acceleration under certain circumstances.

Note 9 - Share-Based Compensation (continued)
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

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Share-based compensation expense	$681	$497
Note 10 – Segment Information
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
The following table sets forth reporting segment information (in thousands):

Note 10 - Segment Information (continued)

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net revenues:
Sensors	$36,726	$37,750
Weighing Solutions	31,859	32,768
Measurement Systems	20,279	17,147
Total	$88,864	$87,665

Gross profit:
Sensors	$15,144	$14,286
Weighing Solutions	11,129	12,079
Measurement Systems	10,926	8,885
Total	$37,199	$35,250

Reconciliation of segment operating income to consolidated results:
Sensors	$9,933	$8,958
Weighing Solutions	5,340	6,214
Measurement Systems	3,872	2,211
Unallocated G&A expenses	(9,105)	(8,807)
Restructuring costs	(116)	(261)
Operating income	$9,924	$8,315

Restructuring costs:
Sensors	$—	$(203)
Weighing Solutions	(34)	—
Measurement Systems	(32)	(58)
Corporate/Other	(50)	—
	$(116)	$(261)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Sensors to Weighing Solutions	$328	$389
Sensors to Measurement Systems	36	61

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$6,964	$6,356

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,586	13,637

Effect of dilutive securities:
Restricted stock units	66	38
Dilutive potential common shares	66	38

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,652	13,675

Basic earnings per share attributable to VPG stockholders	$0.51	$0.47

Diluted earnings per share attributable to VPG stockholders	$0.51	$0.46
Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Foreign currency exchange gain	$62	$554
Interest income	366	64
Pension expense	(74)	(76)
Other	(79)	(103)
	$275	$439

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended April 1, 2023, the change in foreign currency exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure of currency fluctuations with the Japanese yen, the Canadian dollar, and the British pound.

Included in Other for the three fiscal months ended April 2, 2022 is a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.

Note 12 – Additional Financial Statement Information ( continued)
Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	April 1, 2023	December 31, 2022
Customer advance payments	$8,618	$7,983
Accrued restructuring	14	183
Goods received, not yet invoiced	2,588	2,523
Accrued taxes, other than income taxes	2,309	1,141
Accrued commissions	3,350	3,217
Accrued professional fees	1,036	1,360
Accrued technical warranty	758	740
Current accrued pensions and other post retirement costs	505	505
Other	3,186	2,654
	$22,364	$20,306

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
April 1, 2023
Assets
Assets held in rabbi trusts	$5,619	$136	$5,483	$—

December 31, 2022
Assets
Assets held in rabbi trusts	$5,427	$53	$5,374	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at April 1, 2023 and December 31, 2022, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1

Note 13 – Fair Value Measurements (continued)
measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at April 1, 2023 and December 31, 2022 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
Note 14 – Restructuring Costs
Restructuring costs reflect the cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expense in future periods or to reverse part of the previously recorded charges.
The Company recorded $0.1 million and $0.3 million of restructuring costs during the fiscal quarter ended April 1, 2023 and April 2, 2022, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of April 1, 2023 and December 31, 2022, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2022	$183
Restructuring charges in 2023	116
Cash payments	(287)
Foreign currency translation	2
Balance at April 1, 2023	$14

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
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
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
Net revenues for the fiscal quarter ended April 1, 2023 were $88.9 million versus $87.7 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended April 1, 2023 were $7.0 million, or $0.51 per diluted share, versus $6.4 million, or $0.46 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended April 1, 2023 and April 2, 2022 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
As reported - GAAP	$37,199	$35,250	$9,924	$8,315	$6,964	$6,356	$0.51	$0.46
As reported - GAAP Margins	41.9%	40.2%	11.2%	9.5%
Acquisition purchase accounting adjustments (a)	49	371	49	371	49	371	—	0.03
COVID-19 impact (b)	—	138	—	138	—	138	—	0.01
Start-up costs (c)	—	150	—	150	—	150	—	0.01
Restructuring costs	—	—	116	261	116	261	0.01	0.02
Foreign currency exchange (gain)/loss (d)	—	—	—	—	(62)	(554)	—	(0.04)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	32	76	—	—
As Adjusted - Non GAAP	$37,248	$35,909	$10,089	$9,235	$7,035	$6,646	$0.52	$0.49
As Adjusted - Non GAAP Margins	41.9%	41.0%	11.4%	10.5%

	Three months ended
	April 1, 2023	April 2, 2022
Net earnings attributable to VPG stockholders	$6,964	$6,356
Interest Expense	997	329
Income tax expense	2,220	1,741
Depreciation	2,919	2,853
Amortization	939	970
EBITDA	14,039	$12,249
EBITDA MARGIN	15.8%	14.0%
Acquisition purchase accounting adjustments (a)	49	371
Restructuring costs	116	261
COVID-19 impact (b)	—	138
Start-up costs (c)	—	150
Foreign currency exchange (gain)/loss (d)	(62)	(554)
ADJUSTED EBITDA	$14,142	$12,615
ADJUSTED EBITDA MARGIN	15.9%	14.4%

(a)     Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)    COVID-19 impact in 2022 is the net impact to the Company of costs incurred as a result of the COVID-19 pandemic, net of government subsidies received.
(c)    Start-up costs in 2022 are associated with the ramp up of our new manufacturing facility in Israel.
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2022 through the first quarter of 2023 (dollars in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2022	2022	2022	2022	2023
Net revenues	$87,665	$88,618	$90,057	$96,240	$88,864

Gross profit margin	40.2%	42.1%	41.4%	41.2%	41.9%

End-of-period backlog	$170,600	$171,400	$171,700	$155,000	$150,400

Book-to-bill ratio	1.25	1.08	1.08	0.76	0.94

Inventory turnover	2.69	2.52	2.47	2.63	2.39

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
	2022	2022	2022	2022	2023
Sensors
Net revenues	$37,750	$40,280	$37,879	$36,312	$36,726
Gross profit margin	37.8%	44.3%	40.5%	37.6%	41.2%
End-of-period backlog	$81,300	$84,200	$80,600	$75,900	$69,800
Book-to-bill ratio	1.27	1.17	0.99	0.76	0.82
Inventory turnover	3.54	3.20	3.04	2.91	2.62

Weighing Solutions
Net revenues	$32,768	$28,459	$31,399	$33,089	$31,859
Gross profit margin	36.9%	33.7%	33.3%	33.4%	34.9%
End-of-period backlog	$43,600	$43,000	$43,000	$38,300	$35,400
Book-to-bill ratio	1.06	1.03	1.05	0.82	0.90
Inventory turnover	2.61	2.33	2.48	2.72	2.63

Measurement Systems
Net revenues	$17,147	$19,879	$20,779	$26,839	$20,279
Gross profit margin	51.8%	49.9%	55.5%	55.9%	53.9%
End-of-period backlog	$45,700	$44,200	$48,100	$40,800	$45,200
Book-to-bill ratio	1.56	0.98	1.27	0.70	1.21
Inventory turnover	1.68	1.90	1.68	2.11	1.70
Net revenues for the first quarter of 2023 decreased 7.7% from the fourth quarter of 2022 mainly due to decreased volume in the Weighing Solutions and Measurement Systems reporting segments. Net revenues increased 1.4% from the first quarter of 2022 with increased volume, primarily from the Measurement Systems reporting segment, partially offset by lower net revenues in the Sensors and Weighing Solutions reporting segments.
Net revenues in the Sensors reporting segment increased 1.1% compared to the fourth quarter of 2022 and decreased 2.7% from the first quarter of 2022. Sequentially, the increase primarily reflected higher revenue of precision resistors in the AMS market partially offset by lower advanced sensors revenue in Other markets (mainly for consumer applications). The year-over-year decrease in revenues was primarily attributable to lower sales of advanced sensors products primarily in Other markets (mainly for consumer applications), partially offset by increases in precision resistors revenues and advanced sensors in Avionics, Military and Space (AMS) and in precision resistors in the Test and Measurement market.
Net revenues in the Weighing Solutions reporting segment decreased 3.7% from the fourth quarter of 2022 and decreased 2.8% from the first quarter of 2022. Sequentially, the decrease in revenues was attributable to lower sales in the Industrial Weighing market, partially offset by an increase in revenues in the Transportation market. The year-over-year decrease in revenues was mainly attributable to lower sales of load cells in the Industrial Weighing market, partially offset by higher revenues in our Other markets for precision agriculture and construction applications.
Net revenues in the Measurement Systems reporting segment decreased 24.4% from the fourth quarter of 2022 and increased 18.3% from the first quarter of 2022. Sequentially, the decrease in revenue was primarily due to the lower revenue of products in the Steel market and at Diversified Technical Systems Inc. ("DTS") products in the Transportation market. The year-over-year increase was primarily attributable to increased revenue in the Steel market.
Overall gross profit margin in the first quarter of 2023 increased 0.7% as compared to the fourth quarter of 2022 and increased 1.7% from the first quarter of 2022.
Sequentially, the increase in the gross profit margin in the Sensors and Weighing Solutions reporting segments was partially offset by a decrease in the gross profit margin in the Measurement Systems reporting segment. In the Sensors reporting segment, the gross profit margins increased sequentially due to manufacturing efficiencies and favorable foreign currency exchange rates. In the Weighing Solutions reporting segment, the sequential increase in gross profit margins was primarily due to favorable foreign currency exchange rates, partially offset by lower volume. The sequential decrease in the gross profit margins in the Measurement Systems reporting segment was a result of lower volume and higher material costs, offset by higher selling prices.
Compared to the first quarter of 2022, the Sensors and Measurement Systems reporting segments had higher gross profit margins, while the Weighing Solutions reporting segment gross profit margin was lower.
The Sensors reporting segment had a higher gross profit margin due to higher selling prices and favorable foreign currency exchange rates. In the Measurement Systems reporting segment, the gross profit margin was higher as compared to the first quarter of 2022 primarily due to higher volume. The Weighing Solutions reporting segment decrease in gross profit margin as compared to 2022 was primarily due to higher materials costs, lower volume and unfavorable product mix, mainly offset by selling price increases and favorable foreign currency exchange rates.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2023.
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

Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended April 1, 2023, exchange rates decreased net revenues by $2.4 million, and decreased costs of products sold and selling, general, and administrative expenses by $3.6 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Costs of products sold	58.1%	59.8%
Gross profit	41.9%	40.2%
Selling, general, and administrative expenses	30.6%	30.4%
Operating income	11.2%	9.5%
Income before taxes	10.4%	9.6%
Net earnings	7.9%	7.6%
Net earnings attributable to VPG stockholders	7.8%	7.3%

Effective tax rate	24.1%	20.7%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net revenues	$88,864	$87,665
Change versus comparable prior year period	$1,199
Percentage change versus prior year period	1.4%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	2.9%
Change in average selling prices	1.2%
Foreign currency effects	(2.7)%
Net change	1.4%
During the fiscal quarter ended April 1, 2023, net revenues increased 1.4% as compared to the comparable prior year period, with increased volume, primarily from the Measurement Systems reporting segment, partially offset by lower net revenues in the Sensors and Weighing Solutions reporting segments.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Gross profit margin	41.9%	40.2%
The gross profit margin for the fiscal quarter ended April 1, 2023 increased 1.7% as compared to the comparable prior year period. For the fiscal quarter period 2023, the Sensors and Measurement Systems reporting segments had higher gross profit margins, while the Weighing Solutions reporting segment gross profit margin was lower.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net revenues	$36,726	$37,750
Change versus comparable prior year period	$(1,024)
Percentage change versus prior year period	(2.7)%
Changes in Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(0.4)%
Change in average selling prices	1.0%
Foreign currency effects	(3.3)%
Net change	(2.7)%
Net revenues decreased 2.7% for the fiscal quarter ended April 1, 2023, as compared to the comparable prior year period. The decrease in revenues was primarily attributable to lower sales of advanced sensors products primarily in Other markets (mainly for consumer applications), partially offset by increases in precision resistors revenues and advanced sensors in Avionics, Military and Space (AMS) and in precision resistors in the Test and Measurement market. Net revenues were also impacted by unfavorable foreign currency exchange rate impacts.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Gross profit margin	41.2%	37.8%
The gross profit margin increased 3.4% for the fiscal quarter ended April 1, 2023, when compared to the comparable prior year period due to higher selling prices and favorable foreign currency exchange rates.
Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net revenues	$31,859	$32,768
Change versus comparable prior year period	$(909)
Percentage change versus prior year period	(2.8)%

Changes in Weighing Solutions segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(1.0)%
Change in average selling prices	1.0%
Foreign currency effects	(2.8)%
Net change	(2.8)%
Net revenues decreased 2.8% for the fiscal quarter ended April 1, 2023, as compared to the comparable prior year period. The decrease in revenues was mainly attributable to lower sales of load cells in the Industrial Weighing market, partially offset by higher revenues in our Other markets for precision agriculture and construction applications. Net revenues were also impacted by unfavorable foreign currency exchange rate impacts.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Gross profit margin	34.9%	36.9%
The gross profit margin for the fiscal quarter ended April 1, 2023 decreased 2.0% as compared to the comparable prior year period. The decrease for the fiscal quarter was primarily due to higher materials costs, lower volume and unfavorable product mix, mainly offset by selling price increases and favorable foreign currency exchange rates.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Net revenues	$20,279	$17,147
Change versus comparable prior year period	$3,132
Percentage change versus prior year period	18.3%
Changes in Measurement Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	19.7%
Change in average selling prices	1.9%
Foreign currency effects	(3.3)%
Net change	18.3%
Net revenues increased 18.3% for the fiscal quarter ended April 1, 2023 as compared to the comparable prior year period. The increase was primarily attributable to increased revenue in the Steel market.
Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Gross profit margin	53.9%	51.8%
The gross profit margin for the fiscal quarter ended April 1, 2023 increased by 2.1% compared to the comparable prior year period primarily due to higher volume.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022
Total SG&A expenses	$27,159	$26,674

As a percentage of net revenues	30.6%	30.4%
SG&A expenses for the fiscal quarter ended April 1, 2023 increased $0.5 million compared to the comparable prior year period due to increases in wages, travel costs, commissions and other fees, partially offset by favorable foreign currency exchange rate impacts.
Restructuring Costs
Restructuring costs reflect the cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expense in future periods or to reverse part of the previously recorded charges.
The Company recorded $0.1 million and $0.3 million of restructuring costs during the fiscal quarter ended April 1, 2023 and April 2, 2022, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter ended April 1, 2023 was higher when compared with the comparable prior year periods mainly due to higher borrowing rates in 2023.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	April 1, 2023	April 2, 2022	Change
Foreign currency exchange gain	$62	$554	$(492)
Interest income	366	64	302
Pension expense	(74)	(76)	2
Other	(79)	(103)	24
	$275	$439	$(164)
Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended April 1, 2023, the change in foreign currency exchange gains and losses during the period, as compared to the prior year period, is largely due to exposure to currency fluctuations with the Japanese yen, the Canadian dollar, and the British pound.
Included in Other for the fiscal quarter ended April 2, 2022 was a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended April 1, 2023 was 24.1% compared to 20.7% for the fiscal quarter ended April 2, 2022. The effective tax rate for the fiscal quarter ended April 1, 2023 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets.

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
Interest payable on amounts borrowed under the 2020 Revolving Facility is based upon, at the Company’s option, (1) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a LIBOR floor (the “Base Rate”), or (2) LIBOR or CDOR plus a specified margin. An interest margin of 0.25% is added to Base Rate loans. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 1.50% to 2.75% per annum is added to the applicable LIBOR or CDOR rate to determine the interest payable on the LIBOR or CDOR loans. The Company is required to pay a quarterly fee of 0.25% per annum to 0.40% per annum on the unused portion of the 2020 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit. See additional disclosure regarding interest rate provisions that will take effect on June 15, 2023 under Part II Item 5. Other Information.
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at April 1, 2023. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the three fiscal months ended April 1, 2023, cash provided by operating activities was $8.4 million compared to cash used by operations of $0.3 million in the comparable prior year period. Our net cash used in investing activities for the three fiscal months ended April 1, 2023 was slightly lower compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the three fiscal months ended April 1, 2023 was comparable with the prior year period.
Approximately 92% and 83% of our cash and cash equivalents balance at April 1, 2023 and December 31, 2022, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Israel	40%	28%
Asia	20%	27%
Europe	15%	13%
United States	8%	17%
United Kingdom	12%	10%
Canada	5%	5%
	100%	100%
We earn a significant amount of our operating income outside the United States, the majority of which is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, as discussed above, a significant portion of our cash and short-term investments are held by foreign subsidiaries. The Company will continue to evaluate its cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds in excess of what is already planned. The Company will evaluate the possibility of repatriating future cash provided such repatriation can be accomplished in a tax efficient manner. In addition, we expect existing domestic cash, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of April 1, 2023, to be indefinitely reinvested.
Adjusted free cash flow generated during the three fiscal months ended April 1, 2023, was $4.9 million. We refer to the amount of cash provided by operating activities ($8.4 million) in excess of our capital expenditures ($3.5 million) and net of proceeds from the sale of assets ($0.0 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at April 1, 2023 and December 31, 2022 (in thousands):

	April 1, 2023	December 31, 2022
Cash and cash equivalents	$93,281	$88,562

Third-party debt, including current and long-term:
Revolving debt	61,000	61,000
Deferred financing costs	(197)	(201)
Total third-party debt	60,803	60,799
Net cash	$32,478	$27,763
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
Our financial condition as of April 1, 2023 remains strong, with a current ratio (current assets to current liabilities) of 4.3 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2022.
Cash paid for property and equipment for the three fiscal months ended April 1, 2023 was $3.5 million compared to $4.3 million in the comparable prior year period.
As of April 1, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation; issues respecting the United States federal government debt ceiling; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended April 1, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company believes that the foregoing matters will not have a material adverse effect on the Company’s business or its financial condition, results of operations, and cash flows.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended April 1, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
January 1, 2023 - February 1, 2023	—	—	—	514,787
February 2, 2023 - March 2, 2023	—	$—	—	514,787
March 3, 2023- April 1, 2023	—	—	—	514,787
Total	—		—	514,787
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan will expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. There were no shares repurchased during the first quarter of 2023. As of April 1, 2023, the Company had repurchased 85,213 shares under the Stock Repurchase Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
As previously disclosed, the Company is party to the 2020 Credit Agreement. On May 5, 2023, the Company entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), by and among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders. The Credit Agreement Amendment amends the 2020 Credit Agreement. The primary purpose of the changes made in the Credit Agreement Amendment were to update the interest rate provisions to replace LIBOR with a forward-looking term SOFR-based rate for U.S. dollar denominated loans as well as update the other applicable benchmark reference rate for foreign currency loans which will take effect on June 15, 2023. The Company does not expect the credit agreement amendment to have a material impact on its results of operations. The foregoing summary of the Credit Agreement Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement Amendment, which is filed as Exhibit 10.1 is incorporated by reference herein.

Item 6. EXHIBITS

3.1
Third Amended and Restated Bylaws of Vishay Precision Group, Inc., adopted March 30, 2023 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2023 and incorporated herein by reference ).

10.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated May 5, 2023, by and among Vishay Precision Group, Inc., the lenders party thereto, Citizens Bank, National Association, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, National Association.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 1, 2023, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: May 9, 2023