Form 10-Q
period 2023-07-01
Vishay Precision Group, Inc.
filed 2023-08-08
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          July 1, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 8, 2023, the registrant had 12,581,252 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
July 1, 2023

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	July 1, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,521	$88,562
Accounts receivable, net	60,548	60,068
Inventories:
Raw materials	33,737	31,852
Work in process	30,068	26,401
Finished goods	25,613	26,407
Inventories, net	89,418	84,660

Prepaid expenses and other current assets	15,904	18,516
Total current assets	264,391	251,806

Property and equipment:
Land	4,139	4,117
Buildings and improvements	71,459	71,613
Machinery and equipment	125,593	125,301
Software	8,933	9,539
Construction in progress	10,662	10,075
Accumulated depreciation	(133,658)	(133,518)
Property and equipment, net	87,128	87,127

Goodwill	45,703	45,544
Intangible assets, net	46,476	48,217
Operating lease right-of-use assets	23,663	24,342
Other assets	19,616	19,706
Total assets	$486,977	$476,742

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	July 1, 2023	December 31, 2022
Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$12,411	$13,792
Payroll and related expenses	19,355	21,966
Other accrued expenses	22,660	20,306
Income taxes	2,740	4,064
Current portion of operating lease liabilities	4,072	4,208
Total current liabilities	61,238	64,336

Long-term debt, less current portion	60,799	60,799
Deferred income taxes	4,060	4,212
Operating lease liabilities	18,987	20,043
Other liabilities	13,200	13,053
Accrued pension and other postretirement costs	7,028	7,777
Total liabilities	165,312	170,220

Equity:
Common stock	1,330	1,325
Class B convertible common stock	103	103
Treasury stock	(11,924)	(11,504)
Capital in excess of par value	201,611	201,164
Retained earnings	171,559	156,359
Accumulated other comprehensive loss	(41,076)	(40,900)
Total Vishay Precision Group, Inc. stockholders' equity	321,603	306,547
Noncontrolling interests	62	(25)
Total equity	321,665	306,522
Total liabilities and equity	$486,977	$476,742
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	July 1, 2023	July 2, 2022
Net revenues	$90,802	$88,618
Costs of products sold	52,090	51,284
Gross profit	38,712	37,334

Selling, general, and administrative expenses	26,755	25,879
Restructuring costs	162	904
Operating income	11,795	10,551

Other income (expense):
Interest expense	(1,079)	(428)
Other	1,019	3,344
Other income (expense)	(60)	2,916

Income before taxes	11,735	13,467

Income tax expense	3,384	2,587

Net earnings	8,351	10,880
Less: net earnings attributable to noncontrolling interests	115	125
Net earnings attributable to VPG stockholders	$8,236	$10,755

Basic earnings per share attributable to VPG stockholders	$0.61	$0.79
Diluted earnings per share attributable to VPG stockholders	$0.60	$0.79

Weighted average shares outstanding - basic	13,601	13,648
Weighted average shares outstanding - diluted	13,670	13,692

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	July 1, 2023	July 2, 2022
Net revenues	$179,666	$176,283
Costs of products sold	103,755	103,699
Gross profit	75,911	72,584

Selling, general, and administrative expenses	53,914	52,553
Restructuring costs	278	1,165
Operating income	21,719	18,866
Other income (expense):
Interest expense	(2,076)	(757)
Other	1,294	3,783
Other income (expense)	(782)	3,026

Income before taxes	20,937	21,892

Income tax expense	5,604	4,328

Net earnings	15,333	17,564
Less: net earnings attributable to noncontrolling interests	133	453
Net earnings attributable to VPG stockholders	$15,200	$17,111

Basic earnings per share attributable to VPG stockholders	$1.12	$1.25
Diluted earnings per share attributable to VPG stockholders	$1.11	$1.25

Weighted average shares outstanding - basic	13,593	13,643
Weighted average shares outstanding - diluted	13,661	13,684
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	July 1, 2023	July 2, 2022
Net earnings	$8,351	$10,880

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,680)	(7,943)
Pension and other postretirement actuarial items	(1)	81
Other comprehensive loss	(1,681)	(7,862)

Comprehensive income	6,670	3,018

Less: comprehensive income attributable to noncontrolling interests	115	125

Comprehensive income attributable to VPG stockholders	$6,555	$2,893

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2023	July 2, 2022
Net earnings	$15,333	$17,564

Other comprehensive income (loss):
Foreign currency translation adjustment	(178)	(9,735)
Pension and other postretirement actuarial items, net of tax	2	162
Other comprehensive loss	(176)	(9,573)

Comprehensive income	15,157	7,991

Less: comprehensive income attributable to noncontrolling interests	133	453

Comprehensive income attributable to VPG stockholders	$15,024	$7,538
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	July 1, 2023	July 2, 2022
Operating activities
Net earnings	$15,333	$17,564
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,725	7,622
Gain on sale of property and equipment	28	(178)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	191
Share-based compensation expense	1,229	1,024
Inventory write-offs for obsolescence	1,049	866
Deferred income taxes	507	1,116
Foreign currency impacts and other items	(1,557)	(2,740)
Net changes in operating assets and liabilities:
Accounts receivable	(956)	(3,434)
Inventories	(5,697)	(10,739)
Prepaid expenses and other current assets	2,726	254
Trade accounts payable	(684)	14
Other current liabilities	(593)	(2,059)
Other non current assets and liabilities, net	(292)	(403)
Accrued pension and other postretirement costs, net	(606)	(342)
Net cash provided by operating activities	18,212	8,756

Investing activities
Capital expenditures	(6,874)	(8,815)
Proceeds from sale of property and equipment	12	380
Net cash used in investing activities	(6,862)	(8,435)

Financing activities
Purchase of treasury stock	(420)	—
Distributions to noncontrolling interests	(46)	(284)
Payments of employee taxes on certain share-based arrangements	(825)	(435)
Net cash used in financing activities	(1,291)	(719)
Effect of exchange rate changes on cash and cash equivalents	(100)	(4,508)
Increase (decrease) in cash and cash equivalents	9,959	(4,906)
Cash and cash equivalents at beginning of period	88,562	84,335
Cash and cash equivalents at end of period	$98,521	$79,429

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$1,118	$2,684
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended July 1, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2023	$1,328	$103	$(11,504)	$201,065	$163,323	$(39,395)	$314,920	$(27)	$314,893
Net earnings	—	—	—	—	8,236	—	8,236	115	8,351
Other comprehensive loss	—	—	—	—	—	(1,681)	(1,681)	—	(1,681)
Share-based compensation expense	—	—	—	548	—	—	548	—	548
Restricted stock issuances (17,386 shares)	2	—	—	(2)	—	—	—	—	—
Purchase of treasury stock. (12,312 shares)	—	—	(420)	—	—	—	(420)	—	(420)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Balance at July 1, 2023	$1,330	$103	$(11,924)	$201,611	$171,559	$(41,076)	$321,603	$62	$321,665

	Fiscal quarter ended July 2, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at April 2, 2022	$1,324	$103	$(8,765)	$199,223	$126,652	$(36,719)	$281,818	$25	$281,843
Net earnings	—	—	—	—	10,755	—	10,755	125	10,880
Other comprehensive income	—	—	—	—	—	(7,862)	(7,862)	—	(7,862)
Share-based compensation expense	—	—	—	527	—	—	527	—	527
Restricted stock issuances (10,531 shares)	1	—	—	(1)	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(38)	(38)
Balance at July 2, 2022	$1,325	$103	$(8,765)	$199,749	$137,407	$(44,581)	$285,238	$112	$285,350
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended July 1, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	15,200	—	15,200	133	15,333
Other comprehensive loss	—	—	—	—	—	(176)	(176)	—	(176)
Share-based compensation expense	—	—	—	1,229	—	—	1,229	—	1,229
Restricted stock issuances (47,189 shares)	5	—	—	(782)	—	—	(777)	—	(777)
Purchase of treasury stock (12,312 shares)	—	—	(420)	—	—	—	(420)	—	(420)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Balance at July 1, 2023	$1,330	$103	$(11,924)	$201,611	$171,559	$(41,076)	$321,603	$62	$321,665

	Six Fiscal Months Ended July 2, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	17,111	—	17,111	453	17,564
Other comprehensive loss	—	—	—	—	—	(9,573)	(9,573)	—	(9,573)
Share-based compensation expense	—	—	—	1,024	—	—	1,024	—	1,024
Restricted stock issuances (28,368 shares)	3	—	—	(426)	—	—	(423)	—	(423)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(284)	(284)
Balance at July 2, 2022	$1,325	$103	$(8,765)	$199,749	$137,407	$(44,581)	$285,238	$112	$285,350
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. The results of operations for the fiscal quarter ended July 1, 2023 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2023 and 2022 end on the following dates:

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

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended July 1, 2023				Fiscal quarter ended July 2, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$14,555	$13,228	$12,872	$40,655	$13,469	$12,463	$11,308	$37,240
United Kingdom	911	3,724	75	4,710	933	3,859	161	4,953
Other Europe	7,951	10,350	1,236	19,537	8,024	8,820	1,117	17,961
Israel	4,131	50	—	4,181	8,050	110	—	8,160
Asia	8,718	3,909	1,494	14,121	9,804	3,207	811	13,822
Canada	—	—	7,598	7,598	—	—	6,482	6,482
Total	$36,266	$31,261	$23,275	$90,802	$40,280	$28,459	$19,879	$88,618

	Six Fiscal Months Ended July 1, 2023				Six Fiscal Months Ended July 2, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$27,229	$28,107	$23,533	$78,869	$26,475	$26,541	$21,773	$74,789
United Kingdom	1,726	7,833	171	9,730	1,810	8,193	459	10,462
Other Europe	17,958	20,067	4,406	42,431	15,816	19,351	2,999	38,166
Israel	8,094	126	—	8,220	15,381	300	—	15,681
Asia	17,985	6,987	3,547	28,519	18,548	6,842	1,821	27,211
Canada	—	—	11,897	11,897	—	—	9,974	9,974
Total	$72,992	$63,120	$43,554	$179,666	$78,030	$61,227	$37,026	$176,283

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Test & Measurement	$18,705	$21,483	$37,369	$39,456
Avionics, Military & Space	8,284	6,878	19,991	15,040
Transportation	13,031	13,195	25,503	27,149
Other Markets	18,417	18,035	37,722	39,185
Industrial Weighing	12,027	12,944	23,053	26,153
General Industrial	5,417	5,325	10,215	11,191
Steel	14,921	10,758	25,813	18,109
Total	$90,802	$88,618	$179,666	$176,283

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

The outstanding contract assets and liability accounts were as follows (in thousands):

Note 2 – Revenues (continued)

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2022	$3,990	$7,983
Balance at July 1, 2023	4,170	8,633
Increase	$180	$650
The amount of revenue recognized during the six fiscal months ended July 1, 2023 that was included in the contract liability balance at December 31, 2022 was $6.2 million

Note 3 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2022	$45,544	$6,313	$16,887	$16,033	$6,311
Foreign currency translation adjustment	159	151	8	—	—
Balance at July 1, 2023	$45,703	$6,464	$16,895	$16,033	$6,311

Note 4 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to thirteen years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	July 1, 2023	December 31, 2022
Assets
Operating lease right of use asset	$23,663	$24,342

Liabilities
Operating lease - current	$4,072	$4,208
Operating lease - non-current	$18,987	$20,043
Other information related to lease term and discount rate is as follows:

July 1, 2023
Operating leases weighted average remaining lease term (in years)	7.24 years
Operating leases weighted average discount rate	3.39%

The components of lease expense are as follows (in thousands):

Note 4 - Leases (continued)

	Fiscal quarter ended		Six Fiscal Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	$1,247	$1,299	$2,491	$2,609
Short-term lease cost	45	17	91	42
Sublease income	(98)	(105)	(198)	(217)
Total net lease cost	$1,194	$1,211	$2,384	$2,434

Right of use assets obtained in exchange for new operating lease liability during the six fiscal months ended July 1, 2023 were $1.5 million. The Company paid $2.5 million and $2.6 million for its operating leases for each of the six fiscal months ended July 1, 2023 and July 2, 2022, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of July 1, 2023 are summarized as follows (in thousands):

2023 (excluding the six months ended July 1, 2023)	$2,370
2024	4,228
2025	3,843
2026	3,217
2027	3,010
Thereafter	9,158
Total future minimum lease payments	$25,826
Less: amount representing interest	(2,767)
Present value of future minimum lease payments	$23,059
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate was 28.8% and 19.2% for the fiscal quarter ended July 1, 2023, and July 2, 2022, respectively. The effective tax rate for the fiscal quarter ended July 1, 2023 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended July 2, 2022 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	July 1, 2023	December 31, 2022
2020 Credit Agreement - Revolving Facility	$61,000	$61,000
Deferred financing costs	(201)	(201)
Total long-term debt	$60,799	$60,799
On May 5, 2023, the Company entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), by and among the Company, the lenders named therein, Citizens Bank, National Association and

Note 6 - Long-Term Debt (continued)
Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders. The Credit Agreement Amendment amends the Third Amended and Restated Credit Agreement, dated March 20, 2020, by and among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders. The primary purpose of the changes made in the Credit Agreement Amendment were to update the interest rate provisions to replace LIBOR with SOFR for U.S. dollar denominated loans as well as update the other applicable reference borrowing rates for foreign currency loans which took effect on June 15, 2023. There is no material impact in interest expense or the loan balance as a result of the rate change.
Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2023	$(41,489)	$589	$(40,900)
Other comprehensive income before reclassifications	(178)	—	(178)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Balance at July 1, 2023	$(41,667)	$591	$(41,076)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2022	$(30,276)	$(4,732)	$(35,008)
Other comprehensive loss before reclassifications	(9,926)	—	(9,926)
Amounts reclassified from accumulated other comprehensive income	191	162	353
Balance at July 2, 2022	$(40,011)	$(4,570)	$(44,581)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 8 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended July 1, 2023		Fiscal quarter ended July 2, 2022
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$68	$4	$81	$7
Interest cost	192	28	120	17
Expected return on plan assets	(214)		(119)	—
Amortization of actuarial losses (gains)	7	(6)	72	1
Net periodic benefit cost	$53	$26	$154	$25

	Six Fiscal Months Ended July 1, 2023		Six Fiscal Months Ended July 2, 2022
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$137	$8	$165	$14
Interest cost	$382	$56	$243	$34
Expected return on plan assets	$(426)	$—	$(242)	$—
Amortization of actuarial losses (gains)	$15	$(12)	$146	$2
Net periodic benefit cost	$108	$52	$312	$50

Note 9 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At July 1, 2023, the Company had reserved 525,239 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
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
On March 9, 2023, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.6 million and were comprised of 14,338 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2026, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2026, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

On May 24, 2023, and in accordance with the Company's 2017 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 13,923 RSUs to the independent board members of the Board of Directors. The awards have an aggregate grant-date fair value of $0.5 million and will vest on the earlier of the 2024 Annual Stockholders Meeting or May 24, 2024, subject to each applicable director's continued service on the Board of Directors. Vesting of equity awards is subject to acceleration under certain circumstances.

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

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Share-based compensation expense	$548	$527	$1,229	$1,024
During the second quarter of 2023, a net adjustment of $0.1 million decreasing share-based compensation expense was recorded based on the evaluation of performance objectives associated with awards granted in 2021 and 2022. It was determined that certain objectives were not likely to be fully met necessitating a reversal of certain compensation expenses associated with those awards.
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
The following table sets forth reporting segment information (in thousands):

Note 10 - Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues:
Sensors	$36,266	$40,280	$72,992	$78,030
Weighing Solutions	31,261	28,459	63,120	61,227
Measurement Systems	23,275	19,879	43,554	37,026
Total	$90,802	$88,618	$179,666	$176,283

Gross profit:
Sensors	$14,549	$17,831	$29,693	$32,117
Weighing Solutions	12,107	9,585	23,236	21,664
Measurement Systems	12,056	9,918	22,982	18,803
Total	$38,712	$37,334	$75,911	$72,584

Reconciliation of segment operating income to consolidated results:
Sensors	$9,567	$13,060	$19,500	$22,018
Weighing Solutions	6,161	4,177	11,501	10,391
Measurement Systems	4,769	3,263	8,641	5,474
Unallocated G&A expenses	(8,540)	(9,045)	(17,645)	(17,852)
Restructuring costs	(162)	(904)	(278)	(1,165)
Operating income	$11,795	$10,551	$21,719	$18,866

Restructuring costs:
Sensors	$—	$(904)	$—	$(1,107)
Weighing Solutions	(162)	—	(196)	—
Measurement Systems	—	—	(32)	(58)
Corporate/Other	—	—	(50)	—
	$(162)	$(904)	$(278)	$(1,165)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Sensors to Weighing Solutions	$433	$433	$761	$822
Sensors to Measurement Systems	12	98	48	159

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$8,236	$10,755	$15,200	$17,111

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,601	13,648	13,593	13,643

Effect of dilutive securities:
Restricted stock units	69	44	68	41
Dilutive potential common shares	69	44	68	41

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,670	13,692	13,661	13,684

Basic earnings per share attributable to VPG stockholders	$0.61	$0.79	$1.12	$1.25

Diluted earnings per share attributable to VPG stockholders	$0.60	$0.79	$1.11	$1.25
Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign currency exchange gain	$793	$3,380	$855	$3,934
Interest income	356	80	722	144
Pension expense	(71)	(104)	(145)	(180)
Other	(59)	(12)	(138)	(115)
	$1,019	$3,344	$1,294	$3,783

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended July 1, 2023, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Canadian dollar, and the British pound.

Note 12 – Additional Financial Statement Information ( continued)
For the fiscal quarter and six fiscal months ended July 2, 2022, the change in foreign exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese yen and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.

Included in Other for the six fiscal months ended July 2, 2022 is a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	July 1, 2023	December 31, 2022
Customer advance payments	$8,633	$7,983
Accrued restructuring	61	183
Goods received, not yet invoiced	2,028	2,523
Accrued taxes, other than income taxes	1,905	1,141
Accrued commissions	3,570	3,217
Accrued professional fees	1,825	1,360
Accrued technical warranty	781	740
Current accrued pensions and other post retirement costs	505	505
Other	3,352	2,654
	$22,660	$20,306

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
July 1, 2023
Assets
Assets held in rabbi trusts	$5,754	$110	$5,644	$—

December 31, 2022
Assets
Assets held in rabbi trusts	$5,427	$53	$5,374	$—

Note 13 – Fair Value Measurements (continued)
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at July 1, 2023 and December 31, 2022, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at July 1, 2023 and December 31, 2022 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.2 million and $0.9 million of restructuring costs during the fiscal quarter ended July 1, 2023 and July 2, 2022, respectively and $0.3 million and $1.2 million of restructuring costs during the six fiscal months ended July 1, 2023 and July 2, 2022, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of July 1, 2023 and December 31, 2022, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2022	$183
Restructuring charges in 2023	278
Cash payments	(402)
Foreign currency translation	2
Balance at July 1, 2023	$61

Note 15 – Subsequent Event
On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024.

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
Net revenues for the fiscal quarter ended July 1, 2023 were $90.8 million versus $88.6 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended July 1, 2023 were $8.2 million, or $0.60 per diluted share, versus $10.8 million, or $0.79 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended July 1, 2023 were $179.7 million versus $176.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended July 1, 2023 were $15.2 million, or $1.11 per diluted share, versus $17.1 million, or $1.25 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended July 1, 2023 and July 2, 2022 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
As reported - GAAP	$38,712	$37,334	$11,795	$10,551	$8,236	$10,755	$0.60	$0.79
As reported - GAAP Margins	42.6%	42.1%	13.0%	11.9%
Acquisition purchase accounting adjustments (a)	41	679	41	679	41	679	—	0.05
Restructuring costs	—	—	162	904	162	904	0.01	0.07
Foreign currency exchange (gain)/loss (d)	—	—	—	—	(794)	(3,380)	(0.05)	(0.25)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(312)	(377)	(0.02)	(0.02)
As Adjusted - Non GAAP	$38,753	$38,013	$11,998	$12,134	$7,957	$9,335	$0.58	$0.68
As Adjusted - Non GAAP Margins	42.7%	42.9%	13.2%	13.7%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Six fiscal months ended	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
As reported - GAAP	75,911	72,584	21,719	18,866	$15,200	$17,111	$1.11	$1.25
As reported - GAAP Margins	42.3%	41.2%	12.1%	10.7%
Acquisition purchase accounting adjustments (a)	90	1,050	90	1,050	90	1,050	0.01	0.08
COVID-19 impact (b)	—	138	—	138	—	138	—	0.01
Start-up costs (c)	—	150	—	150	—	150	—	0.01
Restructuring costs	—	—	278	1,165	278	1,165	0.02	0.09
Foreign currency exchange (gain)/loss (d)	—	—	—	—	(856)	(3,934)	(0.06)	(0.29)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(280)	(302)	(0.02)	(0.02)
As Adjusted - Non GAAP	$76,001	$73,922	$22,087	$21,369	$14,992	$15,982	$1.10	$1.17
As Adjusted - Non GAAP Margins	42.3%	41.9%	12.3%	12.1%

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings attributable to VPG stockholders	$8,236	$10,755	$15,200	$17,111
Interest Expense	1,079	428	2,076	757
Income tax expense	3,384	2,587	5,604	4,328
Depreciation	2,933	2,832	5,852	5,685
Amortization	934	967	1,873	1,937
EBITDA	16,566	$17,569	30,605	$29,818
EBITDA MARGIN	18.2%	19.8%	17.0%	16.9%
Acquisition purchase accounting adjustments (a)	41	679	90	1,050
Restructuring costs	162	904	278	1,165
COVID-19 impact (b)	—	—	—	138
Start-up costs (c)	—	—	—	150
Foreign currency exchange (gain)/loss (d)	(794)	(3,380)	(856)	(3,934)
ADJUSTED EBITDA	$15,975	$15,772	$30,117	$28,387
ADJUSTED EBITDA MARGIN	17.6%	17.8%	16.8%	16.1%

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2022 through the second quarter of 2023. As part of our quarter-end review of backlog in connection with the preparation of our Form 10-Q for the fiscal quarter ended July 1, 2023, we discovered historical backlog inaccuracy relating to certain orders, which we have corrected. As a result of the correction of historical inaccuracy, we made a one-time adjustment of $3.6 million to prior periods end of period backlog of our consolidated and sensors segments data.

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2022	2022	2022	2023	2023
Net revenues	$88,618	$90,057	$96,240	$88,864	$90,802

Gross profit margin	42.1%	41.4%	41.2%	41.9%	42.6%

End-of-period backlog	$167,800	$168,100	$151,400	$146,800	$139,700

Book-to-bill ratio	1.08	1.08	0.76	0.94	0.94

Inventory turnover	2.52	2.47	2.63	2.39	2.34

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2022	2022	2022	2023	2023
Sensors
Net revenues	$40,280	$37,879	$36,312	$36,726	$36,266
Gross profit margin	44.3%	40.5%	37.6%	41.2%	40.1%
End-of-period backlog	$80,600	$77,000	$72,300	$66,200	$58,900
Book-to-bill ratio	1.17	0.99	0.76	0.82	0.84
Inventory turnover	3.20	3.04	2.91	2.62	2.55

Weighing Solutions
Net revenues	$28,459	$31,399	$33,089	$31,859	$31,261
Gross profit margin	33.7%	33.3%	33.4%	34.9%	38.7%
End-of-period backlog	$43,000	$43,000	$38,300	$35,400	$34,300
Book-to-bill ratio	1.03	1.05	0.82	0.90	0.97
Inventory turnover	2.33	2.48	2.72	2.63	2.41

Measurement Systems
Net revenues	$19,879	$20,779	$26,839	$20,279	$23,275
Gross profit margin	49.9%	55.5%	55.9%	53.9%	51.8%
End-of-period backlog	$44,200	$48,100	$40,800	$45,200	$46,500
Book-to-bill ratio	0.98	1.27	0.70	1.21	1.06
Inventory turnover	1.90	1.68	2.11	1.70	1.94
Net revenues for the second fiscal quarter of 2023 increased 2.2% from the first fiscal quarter of 2023 mainly due to increased revenues in the Measurement Systems reporting segment. Net revenues increased 2.5% from the second fiscal quarter of 2022 with increased volume, primarily from the Weighing Solutions and Measurement Systems reporting segments, partially offset by lower net revenues in the Sensors reporting segments.
Net revenues in the Sensors reporting segment decreased 1.3% compared to the first fiscal quarter of 2023 and decreased 10.0% from the second fiscal quarter of 2022. Sequentially, the decrease primarily reflected lower revenue of precision resistors and advanced sensors in the AMS markets partially offset by higher advanced sensors revenue in our Other markets (mainly for consumer applications). The year-over-year decrease in revenues was primarily attributable to lower sales of advanced sensors products primarily in our Other markets (mainly for consumer applications) and lower sales of precision resistors in the Test and Measurement market, partially offset by increases in precision resistor sales in the Avionics, Military and Space (AMS) market.
Net revenues in the Weighing Solutions reporting segment decreased 1.9% from the first fiscal quarter of 2023 and increased 9.8% from the second fiscal quarter of 2022. Sequentially, the decrease in revenues was attributable to lower sales in our Other markets for precision agriculture and construction applications, partially offset by an increase in revenues in the Industrial Weighing market. The year-over-year increase in revenues was mainly attributable to higher sales of load cells in our Other markets for precision agriculture, consumer, and construction applications.
Net revenues in the Measurement Systems reporting segment increased 14.8% from the first fiscal quarter of 2023 and increased 17.1% from the second fiscal quarter of 2022. Sequentially, the increase in revenue was primarily due to the higher revenue of products in the Steel market, partially offset by lower sales of Diversified Technical Systems Inc. ("DTS") products in the AMS market. The year-over-year increase was primarily attributable to increased revenue in the Steel market.
Overall gross profit margin in the second fiscal quarter of 2023 increased 0.7% as compared to the first fiscal quarter of 2023 and increased 0.5% from the second fiscal quarter of 2022.
Sequentially, the increase in the gross profit margin in the Weighing Solutions reporting segment was partially offset by a decrease in the gross profit margin in the Sensors and Measurement Systems reporting segments. In the Sensors reporting segment, the gross profit margins decreased sequentially due to lower volume, partially offset by favorable foreign currency exchange rates. In the Weighing Solutions reporting segment, the sequential increase in gross profit margins was primarily due to favorable product mix, increased selling prices and cost reduction programs. The sequential decrease in the gross profit margins in the Measurement Systems reporting segment was a result of higher volume with an unfavorable product mix.
Compared to the second fiscal quarter of 2022, the Weighing Solutions and Measurement Systems reporting segments had higher gross profit margins, while the Sensors reporting segment gross profit margin was lower.
The Sensors reporting segment had a lower gross profit margin due to lower volume and temporary labor inefficiencies, partially offset by favorable foreign currency exchange rates and cost reduction programs. The Weighing Solutions reporting segment increase in gross profit margin as compared to 2022 was primarily due to higher volume, selling price increases, lower freight costs, and cost reduction programs, partially offset by higher materials costs. In the Measurement Systems reporting segment, the gross profit margin was higher as compared to the second fiscal quarter of 2022 primarily due to higher volume and higher selling prices and lower purchase accounting adjustments, partially offset by unfavorable foreign exchange rates and higher wages and materials costs.
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
Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended July 1, 2023, exchange rates decreased net revenues by $0.7 million, and decreased costs of products sold and selling, general, and administrative expenses by $2.4 million, when compared to the comparable prior year period.
For the six fiscal months ended July 1, 2023, exchange rates decreased net revenues by $3.1 million, and increased costs of products sold and selling, general, and administrative expenses by $6.0 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Costs of products sold	57.4%	57.9%	57.7%	58.8%
Gross profit	42.6%	42.1%	42.3%	41.2%
Selling, general, and administrative expenses	29.5%	29.2%	30.0%	29.8%
Operating income	13.0%	11.9%	12.1%	10.7%
Income before taxes	12.9%	15.2%	11.7%	12.4%
Net earnings	9.2%	12.3%	8.5%	10.0%
Net earnings attributable to VPG stockholders	9.1%	12.1%	8.5%	9.7%

Effective tax rate	28.8%	19.2%	26.8%	19.8%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	$90,802	$88,618	$179,666	$176,283
Change versus comparable prior year period	$2,184		$3,383
Percentage change versus prior year period	2.5%		1.9%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	1.2%	2.0%
Change in average selling prices	2.1%	1.6%
Foreign currency effects	(0.8)%	(1.7)%
Net change	2.5%	1.9%
During the fiscal quarter and six fiscal months ended July 1, 2023, net revenues increased 2.5% and 1.9%, respectively, as compared to the comparable prior year periods, with increased volume, primarily from the Weighing Solutions and Measurement Systems reporting segments, partially offset by lower net revenues in the Sensors reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross profit margin	42.6%	42.1%	42.3%	41.2%
The gross profit margin for the fiscal quarter and six fiscal months ended July 1, 2023 increased 0.5% and 1.1% as compared to the comparable prior year periods. For the fiscal quarter and six fiscal month periods, the Weighing Solutions and Measurement Systems reporting segments had higher gross profit margins, while the Sensors reporting segment gross profit margin was lower.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	$36,266	$40,280	$72,992	$78,030
Change versus comparable prior year period	$(4,014)		$(5,038)
Percentage change versus prior year period	(10.0)%		(6.5)%
Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(10.4)%	(5.6)%
Change in average selling prices	1.0%	1.0%
Foreign currency effects	(0.6)%	(1.9)%
Net change	(10.0)%	(6.5)%
Net revenues decreased 10.0% and 6.5% for the fiscal quarter and six fiscal months ended July 1, 2023, respectively, as compared to the comparable prior year periods. The decrease in revenues was primarily attributable to lower sales of advanced sensors products primarily in our Other markets (mainly for consumer applications) and lower sales of precision resistors in the Test and Measurement market, partially offset by increases in precision resistor sales in the Avionics, Military and Space (AMS) market. Net revenues were also impacted by unfavorable foreign currency exchange rate impacts.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross profit margin	40.1%	44.3%	40.7%	41.2%
The gross profit margin decreased 4.2% and 0.5% for the fiscal quarter and six fiscal months ended July 1, 2023, respectively, when compared to the comparable prior year periods due to lower volume and temporary labor inefficiencies, partially offset by favorable foreign currency exchange rates and cost reduction programs.
Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	$31,261	$28,459	$63,120	$61,227
Change versus comparable prior year period	$2,802		$1,893
Percentage change versus prior year period	9.8%		3.1%

Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	6.2%	1.9%
Change in average selling prices	3.6%	2.3%
Foreign currency effects	0.0%	(1.1)%
Net change	9.8%	3.1%
Net revenues increased 9.8% for the fiscal quarter ended July 1, 2023, as compared to the comparable prior year period. The increase in revenues was mainly attributable to higher sales of load cells in our Other markets for precision agriculture, consumer, and construction applications.
Net revenues increased 3.1% for the six fiscal months ended July 1, 2023 as compared to the comparable prior year period. The increase in net revenues was primarily attributable to increased sales of load sales in our Other markets for precision agriculture and construction applications, partially offset by lower sales of our load cell products in our Industrial weighing market, as well as negative foreign currency exchange rate effects.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross profit margin	38.7%	33.7%	36.8%	35.4%
The gross profit margin for the fiscal quarter and six fiscal months ended July 1, 2023 increased 5.0% and 1.4%, respectively, as compared to the comparable prior year periods primarily due to higher volume, selling price increases, lower freight costs, and cost reduction programs, partially offset by higher materials costs.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenues	$23,275	$19,879	$43,554	$37,026
Change versus comparable prior year period	$3,396		$6,528
Percentage change versus prior year period	17.1%		17.6%
Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	17.5%	18.5%
Change in average selling prices	1.7%	1.8%
Foreign currency effects	(2.1)%	(2.7)%
Net change	17.1%	17.6%

Net revenues increased 17.1% for the fiscal quarter ended July 1, 2023 as compared to the comparable prior year period and increased 17.6% for the six fiscal months ended July 1, 2023 as compared to the comparable prior year period. The increase was primarily attributable to increased revenue in the Steel market.
Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross profit margin	51.8%	49.9%	52.8%	50.8%
The gross profit margin for the fiscal quarter and six fiscal month ended July 1, 2023 increased by 1.9% and 2.0%, respectively, compared to the comparable prior year periods primarily due to higher volume and higher selling prices and lower purchase accounting adjustments, partially offset by unfavorable foreign exchange rates and higher wages and materials costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total SG&A expenses	$26,755	$25,879	$53,914	$52,553

As a percentage of net revenues	29.5%	29.2%	30.0%	29.8%
SG&A expenses for the fiscal quarter and six fiscal months ended July 1, 2023 increased $0.9 million and $1.4 million, respectively, compared to the comparable prior year periods due to increases in wages, travel costs, commissions and other fees, partially offset by favorable foreign currency exchange rate impacts.
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
The Company recorded $0.2 million and $0.9 million of restructuring costs during the fiscal quarter ended July 1, 2023 and July 2, 2022, respectively, and $0.3 million and $1.2 million of restructuring costs during the six fiscal months ended July 1, 2023 and July 2, 2022, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter and six fiscal months ended July 1, 2023 was higher when compared with the comparable prior year periods mainly due to higher borrowing rates in 2023.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	July 1, 2023	July 2, 2022	Change
Foreign currency exchange gain	$793	$3,380	$(2,587)
Interest income	356	80	276
Pension expense	(71)	(104)	33
Other	(59)	(12)	(47)
	$1,019	$3,344	$(2,325)

	Six fiscal months ended
	July 1, 2023	July 2, 2022	Change
Foreign currency exchange gain	$855	$3,934	$(3,079)
Interest income	722	144	578
Pension expense	(145)	(180)	35
Other	(138)	(115)	(23)
	$1,294	$3,783	$(2,489)
Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended July 1, 2023, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Canadian dollar, and the British pound.
For the fiscal quarter and six fiscal months ended July 2, 2022, the change in foreign exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese yen and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.
Included in Other for the fiscal quarter and six fiscal months ended July 2, 2022 was a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended July 1, 2023 was 28.8% compared to 19.2% for the fiscal quarter ended July 2, 2022. The effective tax rate for the fiscal quarter ended July 1, 2023 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets. The effective tax rate for the six fiscal months ended July 1, 2023 was 26.8% compared to 19.8% for the six fiscal months ended July 2, 2022. The effective tax rate for the six fiscal months ended July 1, 2023 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets.
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
On May 5, 2023, the Company entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), by and among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and the Agent, as agent for such lenders. The Credit Agreement Amendment amended the 2020 Credit Agreement. The primary purpose of the changes made in the Credit Agreement Amendment were to update the interest rate provisions to replace LIBOR with SOFR for U.S. dollar denominated loans as well as update the other applicable reference borrowing rates for foreign currency loans which took effect on June 15, 2023. Interest payable on amounts borrowed under the 2020 Revolving Facility is based upon the following: (a) for revolving credit loans denominated in US Dollars, the SOFR rate plus applicable credit spread; and (b) for revolving credit loans denominated in foreign currencies, at other applicable local reference rates plus an interest margin. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 1.50% to 2.75% per annum is added to the applicable SOFR rate to determine the interest payable on the SOFR loans. The Company is required to pay a quarterly fee of 0.25% per annum to 0.40% per annum on the unused portion of the 2020 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at July 1, 2023. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the six fiscal months ended July 1, 2023, cash provided by operating activities was $18.2 million compared to $8.8 million in the comparable prior year period. Our net cash used in investing activities for the six fiscal months ended July 1, 2023 was lower compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the six fiscal months ended July 1, 2023 was slightly higher when compared with the prior year period due to the stock repurchases made during the period.
Approximately 91% and 83% of our cash and cash equivalents balance at July 1, 2023 and December 31, 2022, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Israel	37%	28%
Asia	21%	27%
Europe	17%	13%
United States	9%	17%
United Kingdom	10%	10%
Canada	6%	5%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of July 1, 2023, to be indefinitely reinvested.
Adjusted free cash flow generated during the six fiscal months ended July 1, 2023, was $11.4 million. We refer to the amount of cash provided by operating activities ($18.2 million) in excess of our capital expenditures ($6.9 million) and net of proceeds from the sale of assets ($0.1 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at July 1, 2023 and December 31, 2022 (in thousands):

	July 1, 2023	December 31, 2022
Cash and cash equivalents	$98,521	$88,562

Third-party debt, including current and long-term:
Revolving debt	61,000	61,000
Deferred financing costs	(201)	(201)
Total third-party debt	60,799	60,799
Net cash	$37,722	$27,763
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
Our financial condition as of July 1, 2023 remains strong, with a current ratio (current assets to current liabilities) of 4.3 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2022.
Cash paid for property and equipment for the six fiscal months ended July 1, 2023 was $6.9 million compared to $8.8 million in the comparable prior year period.
As of July 1, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation; potential issues respecting the United States federal government debt ceiling; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, health (including the COVID-19 pandemic) and military instability in the countries in which we operate; difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended July 1, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended July 1, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
April 2, 2023 -May 2, 2023	—	—	—	514,787
May 3, 2023 - June 3, 2023	10,235	$34.02	10,235	504,552
June 3, 2023- July 1, 2023	2,077	34.7951	2,077	502,475
Total	12,312		12,312	502,475
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan will expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. As of July 1, 2023, the Company had repurchased 97,525 shares under the Stock Repurchase Plan. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
During the fiscal quarter ended July 1, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 1, 2023, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: August 8, 2023