Form 10-Q
period 2023-09-30
Vishay Precision Group, Inc.
filed 2023-11-07
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 7, 2023, the registrant had 12,510,296 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,632	$88,562
Short term investment	1,000	—
Accounts receivable, net	57,240	60,068
Inventories:
Raw materials	34,952	31,852
Work in process	28,368	26,401
Finished goods	27,088	26,407
Inventories, net	90,408	84,660

Prepaid expenses and other current assets	16,454	18,516
Total current assets	259,734	251,806

Property and equipment:
Land	4,104	4,117
Buildings and improvements	71,379	71,613
Machinery and equipment	126,582	125,301
Software	9,141	9,539
Construction in progress	10,872	10,075
Accumulated depreciation	(135,366)	(133,518)
Property and equipment, net	86,712	87,127

Goodwill	45,579	45,544
Intangible assets, net	45,492	48,217
Operating lease right-of-use assets	27,440	24,342
Other assets	19,349	19,706
Total assets	$484,306	$476,742
Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	September 30, 2023	December 31, 2022

Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$11,875	$13,792
Payroll and related expenses	18,169	21,966
Other accrued expenses	24,077	20,306
Income taxes	1,774	4,064
Current portion of operating lease liabilities	3,814	4,208
Total current liabilities	59,709	64,336

Long-term debt, less current portion	53,827	60,799
Deferred income taxes	4,098	4,212
Operating lease liabilities	22,587	20,043
Other liabilities	12,900	13,053
Accrued pension and other postretirement costs	7,028	7,777
Total liabilities	160,149	170,220

Equity:
Common stock	1,330	1,325
Class B convertible common stock	103	103
Treasury stock	(12,700)	(11,504)
Capital in excess of par value	202,267	201,164
Retained earnings	177,839	156,359
Accumulated other comprehensive loss	(44,729)	(40,900)
Total Vishay Precision Group, Inc. stockholders' equity	324,110	306,547
Noncontrolling interests	47	(25)
Total equity	324,157	306,522
Total liabilities and equity	$484,306	$476,742
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 30, 2023	October 1, 2022
Net revenues	$85,854	$90,057
Costs of products sold	49,919	52,737
Gross profit	35,935	37,320

Selling, general, and administrative expenses	26,558	25,271
Restructuring costs	1,153	165
Operating income	8,224	11,884

Other income (expense):
Interest expense	(1,119)	(636)
Other	1,671	1,223
Other income	552	587

Income before taxes	8,776	12,471

Income tax expense	2,419	2,323

Net earnings	6,357	10,148
Less: net earnings attributable to noncontrolling interests	77	30
Net earnings attributable to VPG stockholders	$6,280	$10,118

Basic earnings per share attributable to VPG stockholders	$0.46	$0.74
Diluted earnings per share attributable to VPG stockholders	$0.46	$0.74

Weighted average shares outstanding - basic	13,600	13,649
Weighted average shares outstanding - diluted	13,686	13,708

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 30, 2023	October 1, 2022
Net revenues	$265,520	$266,340
Costs of products sold	153,674	156,436
Gross profit	111,846	109,904

Selling, general, and administrative expenses	80,472	77,824
Restructuring costs	1,431	1,330
Operating income	29,943	30,750
Other income (expense):
Interest expense	(3,195)	(1,393)
Other	2,965	5,006
Other income (expense)	(230)	3,613

Income before taxes	29,713	34,363

Income tax expense	8,023	6,651

Net earnings	21,690	27,712
Less: net earnings attributable to noncontrolling interests	210	483
Net earnings attributable to VPG stockholders	$21,480	$27,229

Basic earnings per share attributable to VPG stockholders	$1.58	$2.00
Diluted earnings per share attributable to VPG stockholders	$1.57	$1.99

Weighted average shares outstanding - basic	13,596	13,645
Weighted average shares outstanding - diluted	13,670	13,692
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 30, 2023	October 1, 2022
Net earnings	$6,357	$10,148

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,653)	(8,479)
Pension and other postretirement actuarial items	—	65
Other comprehensive loss	(3,653)	(8,414)

Comprehensive income	2,704	1,734

Less: comprehensive income attributable to noncontrolling interests	77	30

Comprehensive income attributable to VPG stockholders	$2,627	$1,704

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 30, 2023	October 1, 2022
Net earnings	$21,690	$27,712

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,831)	(18,214)
Pension and other postretirement actuarial items	2	227
Other comprehensive loss	(3,829)	(17,987)

Comprehensive income	17,861	9,725

Less: comprehensive income attributable to noncontrolling interests	210	483

Comprehensive income attributable to VPG stockholders	$17,651	$9,242
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 30, 2023	October 1, 2022
Operating activities
Net earnings	$21,690	$27,712
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,559	11,519
Gain on sale of property and equipment	38	(182)
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	191
Share-based compensation expense	1,885	1,583
Inventory write-offs for obsolescence	1,567	1,451
Deferred income taxes	691	(72)
Foreign currency impacts and other items	(2,755)	(3,550)
Net changes in operating assets and liabilities:
Accounts receivable	1,604	(2,077)
Inventories	(7,811)	(14,151)
Prepaid expenses and other current assets	1,990	(984)
Trade accounts payable	(1,151)	(1,459)
Other current liabilities	(1,082)	1,303
Other non current assets and liabilities, net	(170)	(326)
Accrued pension and other postretirement costs, net	(945)	(443)
Net cash provided by operating activities	27,110	20,515

Investing activities
Capital expenditures	(9,848)	(15,545)
Proceeds from sale of property and equipment	50	397
Purchase of short term investment	(1,000)	—
Net cash used in investing activities	(10,798)	(15,148)

Financing activities
Payments on revolving facility	(7,000)	—
Purchase of treasury stock	(1,196)	(1,061)
Distributions to noncontrolling interests	(138)	(366)
Payments of employee taxes on certain share-based arrangements	(825)	(435)
Net cash used in financing activities	(9,159)	(1,862)
Effect of exchange rate changes on cash and cash equivalents	(1,083)	(7,930)
Increase (decrease) in cash and cash equivalents	6,070	(4,425)
Cash and cash equivalents at beginning of period	88,562	84,335
Cash and cash equivalents at end of period	$94,632	$79,910

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$1,204	$720
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended September 30, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$1,330	$103	$(11,924)	$201,611	$171,559	$(41,076)	$321,603	$62	$321,665
Net earnings	—	—	—	—	6,280	—	6,280	77	6,357
Other comprehensive loss	—	—	—	—	—	(3,653)	(3,653)	—	(3,653)
Share-based compensation expense	—	—	—	656	—	—	656	—	656
Purchase of treasury stock. (22,894 shares)	—	—	(776)	—	—	—	(776)	—	(776)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(92)	(92)
Balance at September 30, 2023	$1,330	$103	$(12,700)	$202,267	$177,839	$(44,729)	$324,110	$47	$324,157

	Fiscal quarter ended October 1, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at July 2, 2022	$1,325	$103	$(8,765)	$199,749	$137,407	$(44,581)	$285,238	$112	$285,350
Net earnings	—	—	—	—	10,118	—	10,118	30	10,148
Other comprehensive loss	—	—	—	—	—	(8,414)	(8,414)	—	(8,414)
Share-based compensation expense	—	—	—	559	—	—	559	—	559
Purchase of treasury stock (32,601 shares)	—	—	(1,061)		—	—	(1,061)	—	(1,061)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Balance at October 1, 2022	$1,325	$103	$(9,826)	$200,308	$147,525	$(52,995)	$286,440	$60	$286,500
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended September 30, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	21,480	—	21,480	210	21,690
Other comprehensive loss	—	—	—	—	—	(3,829)	(3,829)	—	(3,829)
Share-based compensation expense	—	—	—	1,885	—	—	1,885	—	1,885
Restricted stock issuances (47,189 shares)	5	—	—	(782)	—	—	(777)	—	(777)
Purchase of treasury stock (35,206 shares)	—	—	(1,196)	—	—	—	(1,196)	—	(1,196)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(138)	(138)
Balance at September 30, 2023	$1,330	$103	$(12,700)	$202,267	$177,839	$(44,729)	$324,110	$47	$324,157

	Nine Fiscal Months Ended October 1, 2022
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	27,229	—	27,229	483	27,712
Other comprehensive loss	—	—	—	—	—	(17,987)	(17,987)	—	(17,987)
Share-based compensation expense	—	—	—	1,583	—	—	1,583	—	1,583
Restricted stock issuances (28,368 shares)	3	—	—	(426)	—	—	(423)	—	(423)
Purchase of treasury stock (32,601 shares)	—	—	(1,061)	—	—	—	(1,061)	—	(1,061)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(366)	(366)
Balance at October 1, 2022	$1,325	$103	$(9,826)	$200,308	$147,525	$(52,995)	$286,440	$60	$286,500
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023. The results of operations for the fiscal quarter ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2023 and 2022 end on the following dates:

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

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Fiscal quarter ended September 30, 2023				Fiscal quarter ended October 1, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$11,860	$12,622	$15,520	$40,002	$12,992	$14,671	$13,065	$40,728
United Kingdom	1,119	4,128	90	5,337	752	4,090	55	4,897
Other Europe	7,176	9,077	703	16,956	7,740	8,714	986	17,440
Israel	4,773	89	—	4,862	7,447	101	—	7,548
Asia	7,604	3,054	2,899	13,557	8,948	3,815	2,462	15,225
Canada	—	—	5,140	5,140	—	8	4,211	4,219
Total	$32,532	$28,970	$24,352	$85,854	$37,879	$31,399	$20,779	$90,057

	Nine Fiscal Months Ended September 30, 2023				Nine Fiscal Months Ended October 1, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$39,089	$40,729	$39,053	$118,871	$39,467	$41,212	$34,838	$115,517
United Kingdom	2,845	11,961	261	15,067	2,562	12,283	514	15,359
Other Europe	25,134	29,144	5,109	59,387	23,556	28,065	3,985	55,606
Israel	12,867	215	—	13,082	22,828	401	—	23,229
Asia	25,589	10,041	6,446	42,076	27,496	10,657	4,283	42,436
Canada	—	—	17,037	17,037	—	8	14,185	14,193
Total	$105,524	$92,090	$67,906	$265,520	$115,909	$92,626	$57,805	$266,340

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Test & Measurement	$17,080	$20,659	$54,449	$60,115
Avionics, Military & Space	8,294	6,523	28,285	21,563
Transportation	15,490	13,912	40,993	41,061
Other Markets	16,402	20,110	54,124	59,295
Industrial Weighing	10,533	12,473	33,586	38,626
General Industrial	4,643	4,981	14,858	16,172
Steel	13,412	11,399	39,225	29,508
Total	$85,854	$90,057	$265,520	$266,340

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

The outstanding contract assets and liability accounts were as follows (in thousands):

Note 2 – Revenues (continued)

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2022	$3,990	$7,983
Balance at September 30, 2023	3,449	8,766
(Decrease) increase	$(541)	$783
The amount of revenue recognized during the nine fiscal months ended September 30, 2023 that was included in the contract liability balance at December 31, 2022 was $7.3 million.

Note 3 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2022	$45,544	$6,313	$16,887	$16,033	$6,311
Foreign currency translation adjustment	35	39	(4)	—	—
Balance at September 30, 2023	$45,579	$6,352	$16,883	$16,033	$6,311

Note 4 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to thirteen years. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	September 30, 2023	December 31, 2022
Assets
Operating lease right of use asset	$27,440	$24,342

Liabilities
Operating lease - current	$3,814	$4,208
Operating lease - non-current	$22,587	$20,043
Other information related to lease term and discount rate is as follows:

September 30, 2023
Operating leases weighted average remaining lease term (in years)	8.11 years
Operating leases weighted average discount rate	4.83%

The components of lease expense are as follows (in thousands):

Note 4 - Leases (continued)

	Fiscal quarter ended		Nine Fiscal Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease cost	$1,331	$1,267	$3,822	$3,876
Short-term lease cost	24	30	115	72
Sublease income	(95)	(104)	(293)	(321)
Total net lease cost	$1,260	$1,193	$3,644	$3,627

Right of use assets obtained in exchange for new operating lease liability during the nine fiscal months ended September 30, 2023 were $6.4 million. The Company paid $3.8 million and $3.9 million for its operating leases for each of the nine fiscal months ended September 30, 2023 and October 1, 2022, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of September 30, 2023 are summarized as follows (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$1,259
2024	4,586
2025	4,197
2026	3,568
2027	3,363
Thereafter	14,926
Total future minimum lease payments	$31,899
Less: amount representing interest	(5,498)
Present value of future minimum lease payments	$26,401
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate was 27.6% and 18.6% for the fiscal quarter ended September 30, 2023, and October 1, 2022, respectively. The effective tax rate for the fiscal quarter ended September 30, 2023 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended October 1, 2022 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
2020 Credit Agreement - Revolving Facility	$54,000	$61,000
Deferred financing costs	(173)	(201)
Total long-term debt	$53,827	$60,799
On May 5, 2023, the Company entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), by and among the Company, the lenders named therein, Citizens Bank, National Association and

Note 6 - Long-Term Debt (continued)
Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders. The Credit Agreement Amendment amends the Third Amended and Restated Credit Agreement, dated March 20, 2020, by and among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders. The primary purpose of the changes made in the Credit Agreement Amendment were to update the interest rate provisions to replace LIBOR with SOFR for U.S. dollar denominated loans as well as update the other applicable reference borrowing rates for foreign currency loans which took effect on June 15, 2023. There was no material impact in interest expense or the loan balance as a result of the rate change.
Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2023	$(41,489)	$589	$(40,900)
Other comprehensive loss before reclassifications	(3,831)	—	(3,831)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Balance at September 30, 2023	$(45,320)	$591	$(44,729)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2022	$(30,276)	$(4,732)	$(35,008)
Other comprehensive loss before reclassifications	(18,405)	—	(18,405)
Amounts reclassified from accumulated other comprehensive income	191	227	418
Balance at October 1, 2022	$(48,490)	$(4,505)	$(52,995)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 8 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended September 30, 2023		Fiscal quarter ended October 1, 2022
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$67	$4	$79	$7
Interest cost	193	28	117	17
Expected return on plan assets	(216)		(116)	—
Amortization of actuarial losses (gains)	7	(6)	69	1
Net periodic benefit cost	$51	$26	$149	$25

	Nine Fiscal Months Ended September 30, 2023		Nine Fiscal Months Ended October 1, 2022
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$204	$12	$244	$21
Interest cost	$575	$84	$360	$51
Expected return on plan assets	$(642)	$—	$(358)	$—
Amortization of actuarial losses (gains)	$22	$(18)	$215	$3
Net periodic benefit cost	$159	$78	$461	$75

Note 9 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At September 30, 2023, the Company had reserved 525,239 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
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

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Share-based compensation expense	$656	$559	$1,885	$1,583
During the second quarter of 2023, a net adjustment of $0.1 million decreasing share-based compensation expense was recorded based on the evaluation of performance objectives associated with awards granted in 2021 and 2022. It was determined that certain objectives were not likely to be fully met necessitating a reversal of certain compensation expenses associated with those awards. The result of the evaluation of performance objectives as of the end of the third quarter of 2023 was consistent with the prior quarter's evaluation and therefore there was no further adjustment required during the third quarter of 2023.
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
The following table sets forth reporting segment information (in thousands):

Note 10 - Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues:
Sensors	$32,532	$37,879	$105,524	$115,909
Weighing Solutions	28,970	31,399	92,090	92,626
Measurement Systems	24,352	20,779	67,906	57,805
Total	$85,854	$90,057	$265,520	$266,340

Gross profit:
Sensors	$11,681	$15,324	$41,374	$47,441
Weighing Solutions	11,207	10,470	34,443	32,134
Measurement Systems	13,047	11,526	36,029	30,329
Total	$35,935	$37,320	$111,846	$109,904

Reconciliation of segment operating income to consolidated results:
Sensors	$6,543	$10,703	$26,043	$32,721
Weighing Solutions	5,393	5,392	16,894	15,783
Measurement Systems	5,605	4,876	14,246	10,350
Unallocated G&A expenses	(8,164)	(8,922)	(25,809)	(26,774)
Restructuring costs	(1,153)	(165)	(1,431)	(1,330)
Operating income	$8,224	$11,884	$29,943	$30,750

Restructuring costs:
Sensors	$—	$(165)	$—	$(1,272)
Weighing Solutions	(1,153)	—	(1,349)	—
Measurement Systems	—	—	(32)	(58)
Corporate/Other	—	—	(50)	—
	$(1,153)	$(165)	$(1,431)	$(1,330)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Sensors to Weighing Solutions	$417	$542	$1,178	$1,364
Sensors to Measurement Systems	4	32	52	191

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$6,280	$10,118	$21,480	$27,229

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,600	13,649	13,596	13,645

Effect of dilutive securities:
Restricted stock units	86	59	74	47
Dilutive potential common shares	86	59	74	47

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,686	13,708	13,670	13,692

Basic earnings per share attributable to VPG stockholders	$0.46	$0.74	$1.58	$2.00

Diluted earnings per share attributable to VPG stockholders	$0.46	$0.74	$1.57	$1.99
Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign currency exchange gain	$1,283	$1,261	$2,138	$5,195
Interest income	543	91	1,265	235
Pension expense	(72)	(81)	(217)	(261)
Other	(83)	(48)	(221)	(163)
	$1,671	$1,223	$2,965	$5,006

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended September 30, 2023, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, was largely due to exposure to currency fluctuations with the Israeli shekel, the Canadian dollar, the EURO and the British pound.

Note 12 – Additional Financial Statement Information ( continued)
For the fiscal quarter and nine fiscal months ended October 1, 2022, the change in foreign exchange gains and losses during the periods, as compared to the prior year periods, was largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese yen, the Canadian dollar, and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.

Included in Other for the nine fiscal months ended October 1, 2022 is a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Customer advance payments	$8,766	$7,983
Accrued restructuring	911	183
Goods received, not yet invoiced	2,632	2,523
Accrued taxes, other than income taxes	1,829	1,141
Accrued commissions	3,991	3,217
Accrued professional fees	1,847	1,360
Accrued technical warranty	771	740
Current accrued pensions and other post retirement costs	505	505
Other	2,825	2,654
	$24,077	$20,306

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 30, 2023
Assets
Assets held in rabbi trusts	$5,571	$85	$5,486	$—

December 31, 2022
Assets
Assets held in rabbi trusts	$5,427	$53	$5,374	$—

Note 13 – Fair Value Measurements (continued)
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 30, 2023 and December 31, 2022, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at September 30, 2023 and December 31, 2022 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $1.2 million and $0.2 million of restructuring costs during the fiscal quarter ended September 30, 2023 and October 1, 2022, respectively and $1.4 million and $1.3 million of restructuring costs during the nine fiscal months ended September 30, 2023 and October 1, 2022, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of September 30, 2023 and December 31, 2022, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2022	$183
Restructuring charges in 2023	1,431
Cash payments	(705)
Foreign currency translation	2
Balance at September 30, 2023	$911
Note 15 – Stockholder's Equity
On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. From August 8, 2022 to September 30, 2023, the Company had repurchased an aggregate of 120,419 shares of its common stock under the stock repurchase plan for consideration of $3.9 million.

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
The impact of the recent Israel-Hamas war
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

As of November 7, 2023 (date of filing), our operations in Israel have operated at near normal levels. The extent and duration of the current war, as well as the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

While sales to customers in Israel account for a relatively small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel which represent approximately 25 percent of our total worldwide revenues. As of November 7, 2023, these facilities remain open and operational. We have implemented a contingency plan that we believe will secure supply of materials and logistics, build safety stock of finished goods and transfer these goods to our distribution centers outside of Israel, and we continue to take measures with regards to the safety of our employees. We may, however, determine to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to the impacts of the war, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.
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
Net revenues for the fiscal quarter ended September 30, 2023 were $85.9 million versus $90.1 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended September 30, 2023 were $6.3 million, or $0.46 per diluted share, versus $10.1 million, or $0.74 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 30, 2023 were $265.5 million versus $266.3 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 30,

2023 were $21.5 million, or $1.57 per diluted share, versus $27.2 million, or $1.99 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended September 30, 2023 and October 1, 2022 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
As reported - GAAP	$35,935	$37,320	$8,224	$11,884	$6,280	$10,118	$0.46	$0.74
As reported - GAAP Margins	41.9%	41.4%	9.6%	13.2%
Acquisition purchase accounting adjustments (a)	214	260	214	260	214	260	0.02	0.02
Restructuring costs	—	—	1,153	165	1,153	165	0.08	0.01
Foreign currency exchange gain (d)	—	—	—	—	(1,283)	(1,261)	(0.09)	(0.09)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(77)	(194)	—	(0.01)
As Adjusted - Non GAAP	$36,149	$37,580	$9,591	$12,309	$6,441	$9,476	$0.47	$0.69
As Adjusted - Non GAAP Margins	42.1%	41.7%	11.2%	13.7%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Nine fiscal months ended	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
As reported - GAAP	111,846	109,904	29,943	30,750	$21,480	$27,229	$1.57	$1.99
As reported - GAAP Margins	42.1%	41.3%	11.3%	11.5%
Acquisition purchase accounting adjustments (a)	304	1,310	304	1,310	304	1,310	0.02	0.10
COVID-19 impact (b)	—	138	—	138	—	138	—	0.01
Start-up costs (c)	—	150	—	150	—	150	—	0.01
Restructuring costs	—	—	1,431	1,330	1,431	1,330	0.11	0.10
Foreign currency exchange gain (d)	—	—	—	—	(2,139)	(5,195)	(0.16)	(0.38)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(357)	(496)	(0.03)	(0.03)
As Adjusted - Non GAAP	$112,150	$111,502	$31,678	$33,678	$21,433	$25,458	$1.57	$1.86
As Adjusted - Non GAAP Margins	42.2%	41.9%	11.9%	12.6%

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net earnings attributable to VPG stockholders	$6,280	$10,118	$21,480	$27,229
Interest Expense	1,119	636	3,195	1,393
Income tax expense	2,419	2,323	8,023	6,651
Depreciation	2,954	2,937	8,806	8,622
Amortization	880	960	2,753	2,897
EBITDA	13,652	$16,974	44,257	$46,792
EBITDA MARGIN	15.9%	18.8%	16.7%	17.6%
Acquisition purchase accounting adjustments (a)	214	260	304	1,310
Restructuring costs	1,153	165	1,431	1,330
COVID-19 impact (b)	—	—	—	138
Start-up costs (c)	—	—	—	150
Foreign currency exchange gain (d)	(1,283)	(1,261)	(2,139)	(5,195)
ADJUSTED EBITDA	$13,736	$16,138	$43,853	$44,525
ADJUSTED EBITDA MARGIN	16.0%	17.9%	16.5%	16.7%

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2022 through the third quarter of 2023.

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2022	2022	2023	2023	2023
Net revenues	$90,057	$96,240	$88,864	$90,802	$85,854

Gross profit margin	41.4%	41.2%	41.9%	42.6%	41.9%

End-of-period backlog	$168,100	$151,400	$146,800	$139,700	$128,800

Book-to-bill ratio	1.08	0.76	0.94	0.94	0.90

Inventory turnover	2.47	2.63	2.39	2.34	2.20

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2022	2022	2023	2023	2023
Sensors
Net revenues	$37,879	$36,312	$36,726	$36,266	$32,532
Gross profit margin	40.5%	37.6%	41.2%	40.1%	35.9%
End-of-period backlog	$77,000	$72,300	$66,200	$58,900	$52,400
Book-to-bill ratio	0.99	0.76	0.82	0.84	0.83
Inventory turnover	3.04	2.91	2.62	2.55	2.38

Weighing Solutions
Net revenues	$31,399	$33,089	$31,859	$31,261	$28,970
Gross profit margin	33.3%	33.4%	34.9%	38.7%	38.7%
End-of-period backlog	$43,000	$38,300	$35,400	$34,300	$30,800
Book-to-bill ratio	1.05	0.82	0.90	0.97	0.89
Inventory turnover	2.48	2.72	2.63	2.41	2.18

Measurement Systems
Net revenues	$20,779	$26,839	$20,279	$23,275	$24,352
Gross profit margin	55.5%	55.9%	53.9%	51.8%	53.6%
End-of-period backlog	$48,100	$40,800	$45,200	$46,500	$45,600
Book-to-bill ratio	1.27	0.70	1.21	1.06	0.98
Inventory turnover	1.68	2.11	1.70	1.94	1.94
Net revenues for the third fiscal quarter of 2023 decreased 5.4% from the second fiscal quarter of 2023 mainly due to decreased revenues in the Sensors and Weighing Solutions reporting segments. Net revenues decreased 4.7% from the third fiscal quarter of 2022 with decreased volume, primarily in the Sensors and Weighing Solutions reporting segments, respectively, partially offset by higher volume in the Measurement Systems reporting segment.
Net revenues in the Sensors reporting segment decreased 10.3% compared to the second fiscal quarter of 2023, and decreased 14.1% from the third fiscal quarter of 2022. Sequentially, the decrease primarily reflected lower revenue of precision resistors in the Avionics, Military and Space ("AMS") market and Test and Measurement end markets and lower sales of strain gages in the General Industrial end market. The year-over-year decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement market, and lower sales of advanced sensors products primarily in our Other markets (mainly for consumer applications), partially offset by increases in precision resistor sales in the AMS market.
Net revenues in the Weighing Solutions reporting segment decreased 7.3% from the second fiscal quarter of 2023, and decreased 7.7% from the third fiscal quarter of 2022. The sequential and year-over-year decreases in revenues were mainly attributable to lower sales of load cells in our Other markets for precision agriculture and construction applications and lower sales of load cells in our Industrial Weighing market, partially offset by increased sales in the Transportation market.
Net revenues in the Measurement Systems reporting segment increased 4.6% from the second fiscal quarter of 2023 and increased 17.2% from the third fiscal quarter of 2022. Sequentially, the increase in revenue was primarily due to the higher sales of Diversified Technical Systems Inc. ("DTS") products in the AMS and Transportation markets, partially offset by lower sales in the Steel market. The year-over-year increase was primarily attributable to increased revenue in the Steel market and higher sales of DTS products in the AMS market.
Total Company gross profit margin in the third fiscal quarter of 2023 decreased 0.7% as compared to the second fiscal quarter of 2023 and increased 0.5% from the third fiscal quarter of 2022.
Sequentially, the decrease in the gross profit margin in the Sensors reporting segment was partially offset by the increase in the gross profit margin in the Measurement Systems segment, while the Weighing Solutions reporting segment gross profit margin remained unchanged. In the Sensors reporting segment, the gross profit margin decreased sequentially due to lower volume and temporary labor inefficiencies. In the Weighing Solutions reporting segment, there was no sequential change in gross profit margins as lower operating costs offset the impact of lower volume. The sequential increase in the gross profit margin in the Measurement Systems reporting segment was primarily a result of higher volume.
Compared to the third fiscal quarter of 2022, the Weighing Solutions reporting segments had higher gross profit margins, while the Sensors and Measurement Systems reporting segments gross profit margins were lower.
The Sensors reporting segment had a lower gross profit margin due to lower volume and temporary labor inefficiencies, partially offset by favorable foreign currency exchange rates and cost reduction programs. The Weighing Solutions reporting segment increase in gross profit margin as compared to 2022 was primarily due to cost reductions, lower logistics costs, and favorable foreign currency rates, which offset the impact of lower volume. In the Measurement Systems reporting segment, the gross profit margin was lower as compared to the third fiscal quarter of 2022 primarily due to higher volume and higher average selling prices and lower purchase accounting adjustments being offset by higher labor costs.
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
Our Sensors segment research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality, and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state-of-the-art facility that has been constructed in Israel. We fully transitioned to this facility in the third quarter of fiscal 2021.
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

Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended September 30, 2023, exchange rates increased net revenues by $0.5 million, and decreased costs of products sold and selling, general, and administrative expenses by $1.6 million, when compared to the comparable prior year period.
For the nine fiscal months ended September 30, 2023, exchange rates decreased net revenues by $2.7 million, and decreased costs of products sold and selling, general, and administrative expenses by $7.6 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Costs of products sold	58.1%	58.6%	57.9%	58.7%
Gross profit	41.9%	41.4%	42.1%	41.3%
Selling, general, and administrative expenses	30.9%	28.1%	30.3%	29.2%
Operating income	9.6%	13.2%	11.3%	11.5%
Income before taxes	10.2%	13.8%	11.2%	12.9%
Net earnings	7.4%	11.3%	8.2%	10.4%
Net earnings attributable to VPG stockholders	7.3%	11.2%	8.1%	10.2%

Effective tax rate	27.6%	18.6%	27.0%	19.4%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	$85,854	$90,057	$265,520	$266,340
Change versus comparable prior year period	$(4,203)		$(820)
Percentage change versus prior year period	(4.7)%		(0.3)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(6.2)%	(0.8)%
Change in average selling prices	1.2%	1.5%
Foreign currency effects	0.3%	(1.0)%
Net change	(4.7)%	(0.3)%
During the fiscal quarter and nine fiscal months ended September 30, 2023, net revenues decreased 4.7% and 0.3%, respectively, as compared to the comparable prior year periods. For the fiscal quarter period, decreased volume, primarily from the Sensors and Weighing Solutions reporting segments, was partially offset by higher volume in the Measurement Systems reporting segment. For the nine fiscal month period, higher volume in the Measurement Systems reporting segment was completely offset by lower volume in the Sensors and Weighing Solutions reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross profit margin	41.9%	41.4%	42.1%	41.3%
The gross profit margin for the fiscal quarter and nine fiscal months ended September 30, 2023 increased 0.5% and 0.8%, respectively, as compared to the comparable prior year periods. For the fiscal quarter period, the Weighing Solutions reporting segments had higher gross profit margins, while the Sensors and Measurement Systems reporting segments gross profit margins were lower. For the nine fiscal month period, the Weighing Solutions and Measurement Systems reporting segments had higher gross profit margin, while the Sensors reporting segment had lower gross profit margin.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	$32,532	$37,879	$105,524	$115,909
Change versus comparable prior year period	$(5,347)		$(10,385)
Percentage change versus prior year period	(14.1)%		(9.0)%
Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(15.5)%	(8.9)%
Change in average selling prices	0.9%	0.9%
Foreign currency effects	0.5%	(1.0)%
Net change	(14.1)%	(9.0)%
Net revenues decreased 14.1% and 9.0% for the fiscal quarter and nine fiscal months ended September 30, 2023, respectively, as compared to the comparable prior year periods. The decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement market, and lower sales of advanced sensors products primarily in our Other markets (mainly for consumer applications), partially offset by increases in precision resistor sales in the AMS market.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross profit margin	35.9%	40.5%	39.2%	40.9%
The gross profit margin decreased 4.6% and 1.7% for the fiscal quarter and nine fiscal months ended September 30, 2023, respectively, when compared to the comparable prior year periods due to lower volume and temporary labor inefficiencies, partially offset by favorable foreign currency exchange rates and cost reduction programs.
Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	$28,970	$31,399	$92,090	$92,626
Change versus comparable prior year period	$(2,429)		$(536)
Percentage change versus prior year period	(7.7)%		(0.6)%

Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(9.4)%	(2.0)%
Change in average selling prices	0.9%	1.8%
Foreign currency effects	0.8%	(0.4)%
Net change	(7.7)%	(0.6)%
Net revenues decreased 7.7% for the fiscal quarter ended September 30, 2023, as compared to the comparable prior year period. The decrease in revenues were mainly attributable to lower sales of load cells in our Other markets for precision agriculture and construction applications and lower sales of load cells in our Industrial Weighing market, partially offset by increased sales in the Transportation market.
Net revenues decreased 0.6% for the nine fiscal months ended September 30, 2023 as compared to the comparable prior year period. Increased sales of load cells in our Other markets for precision agriculture and construction applications and transducer systems in our Industrial Weighing market were offset by lower sales of our load cell products in our Industrial weighing market.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross profit margin	38.7%	33.3%	37.4%	34.7%
The gross profit margin for the fiscal quarter and nine fiscal months ended September 30, 2023 increased 5.4% and 2.7%, respectively, as compared to the comparable prior year periods primarily due to cost reductions, lower logistics costs, and favorable foreign currency rates, which offset the impact of lower volume.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	$24,352	$20,779	$67,906	$57,805
Change versus comparable prior year period	$3,573		$10,101
Percentage change versus prior year period	17.2%		17.5%
Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	15.8%	17.5%
Change in average selling prices	1.9%	1.9%
Foreign currency effects	(0.5)%	(1.9)%
Net change	17.2%	17.5%

Net revenues increased 17.2% for the fiscal quarter ended September 30, 2023 as compared to the comparable prior year period, and increased 17.5% for the nine fiscal months ended September 30, 2023 as compared to the comparable prior year period. For the fiscal quarter period, the increase was primarily attributable to increased revenue in the Steel market and higher sales of DTS products in the AMS market. For the nine fiscal month period, the increase was primarily attributable to increased revenue in the Steel market.
Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross profit margin	53.6%	55.5%	53.1%	52.5%
The gross profit margin for the fiscal quarter and nine fiscal month ended September 30, 2023 decreased by 1.9% and increased by 0.6%, respectively, compared to the comparable prior year periods. For the fiscal quarter period, the decrease was primarily due to higher volume and higher average selling prices and lower purchase accounting adjustments, being offset by higher labor costs. For the nine fiscal month period, the higher volume and higher average selling prices and lower purchase accounting adjustments were only partially offset by the higher labor costs.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total SG&A expenses	$26,558	$25,271	$80,472	$77,824

As a percentage of net revenues	30.9%	28.1%	30.3%	29.2%
SG&A expenses for the fiscal quarter and nine fiscal months ended September 30, 2023 increased $1.3 million and $2.6 million, respectively, compared to the comparable prior year periods due to increases in wages, travel costs, commissions and other fees, partially offset by favorable foreign currency exchange rate impacts.
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
The Company recorded $1.2 million and $0.2 million of restructuring costs during the fiscal quarter ended September 30, 2023 and October 1, 2022, respectively, and $1.4 million and $1.3 million of restructuring costs during the nine fiscal months ended September 30, 2023 and October 1, 2022, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter and nine fiscal months ended September 30, 2023 was higher when compared with the comparable prior year periods mainly due to higher borrowing rates in 2023.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 30, 2023	October 1, 2022	Change
Foreign currency exchange gain	$1,283	$1,261	$22
Interest income	543	91	452
Pension expense	(72)	(81)	9
Other	(83)	(48)	(35)
	$1,671	$1,223	$448

	Nine fiscal months ended
	September 30, 2023	October 1, 2022	Change
Foreign currency exchange gain	$2,138	$5,195	$(3,057)
Interest income	1,265	235	1,030
Pension expense	(217)	(261)	44
Other	(221)	(163)	(58)
	$2,965	$5,006	$(2,041)
Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended September 30, 2023, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, was largely due to exposure to currency fluctuations with the Israeli shekel, the Canadian dollar, the EURO and the British pound.
For the fiscal quarter and nine fiscal months ended October 1, 2022, the change in foreign exchange gains and losses during the periods, as compared to the prior year periods, was largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese yen, the Canadian dollar, and the British pound. The change in the dollar-shekel exchange rate resulted in a favorable foreign exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.
Included in Other for the fiscal quarter and nine fiscal months ended October 1, 2022 was a $0.2 million loss on the liquidation of two of the Company's European subsidiaries.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 30, 2023 was 27.6% compared to 18.6% for the fiscal quarter ended October 1, 2022. The effective tax rate for the fiscal quarter ended September 30, 2023 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets. The effective tax rate for the nine fiscal months ended September 30, 2023 was 27.0% compared to 19.4% for the nine fiscal months ended October 1, 2022. The effective tax rate for the nine fiscal months ended September 30, 2023 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at September 30, 2023. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the nine fiscal months ended September 30, 2023, cash provided by operating activities was $27.1 million compared to $20.5 million in the comparable prior year period. Our net cash used in investing activities for the nine fiscal months ended September 30, 2023 was lower compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the nine fiscal months ended September 30, 2023 was higher when compared with the prior year period mainly due to a repayment on our revolving credit facility of $7.0 million during the third quarter of 2023.
Approximately 91% and 83% of our cash and cash equivalents balance at September 30, 2023 and December 31, 2022, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Israel	41%	28%
Asia	16%	27%
Europe	15%	13%
United States	9%	17%
United Kingdom	10%	10%
Canada	9%	5%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of September 30, 2023, to be indefinitely reinvested.
Adjusted free cash flow generated during the nine fiscal months ended September 30, 2023 was $17.3 million. We refer to the amount of cash provided by operating activities ($27.1 million) in excess of our capital expenditures ($9.8 million) and net of proceeds from the sale of assets ($0.0 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$94,632	$88,562

Third-party debt, including current and long-term:
Revolving debt	54,000	61,000
Deferred financing costs	(173)	(201)
Total third-party debt	53,827	60,799
Net cash	$40,805	$27,763
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
Our financial condition as of September 30, 2023 remains strong, with a current ratio (current assets to current liabilities) of 4.3 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2022.
Cash paid for property and equipment for the nine fiscal months ended September 30, 2023 was $9.8 million compared to $15.5 million in the comparable prior year period.
As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation; potential issues respecting the United States federal government debt ceiling; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, and health (including pandemics) instabilities; instability caused by military hostilities in the countries in which we operate (including Israel); difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended September 30, 2023.

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
July 2, 2023 - August 2, 2023	—	—	—	502,475
August 3, 2023 - September 3, 2023	5,646	$34.79	5,646	496,829
September 4, 2023- September 30, 2023	17,248	33.574	17,248	479,581
Total	22,894		22,894	479,581
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. From August 8, 2022 to September 30, 2023, the Company had repurchased an aggregate of 120,419 shares under the Stock Repurchase Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2023, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: November 7, 2023