Form 10-K
period 2023-12-31
Vishay Precision Group, Inc.
filed 2024-02-29
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($37.15 on July 1, 2023), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $469,974,000. There is no non-voting stock outstanding.
As of February 29, 2024, the registrant had 12,359,588 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2023

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
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including test and measurement, industrial, transportation, steel, avionics, military and space, as well as other markets such as agriculture, consumer, and medical. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
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
Our strategy is to leverage our core technologies and competitive position in both existing and new markets to accelerate our organic growth, as well as to augment that growth by acquiring complementary precision measurement and sensing businesses. Specifically, we are focused on the following strategies:

Operationally Diversified
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
Optimize Core Competence
The Company’s core competencies include our innovative deep technical and applications-specific expertise, our strong brands and customer relationships, our focus on operational excellence, our ability to select and develop our management teams, and our proven M&A strategy. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, Japan, and Israel, where we can benefit from improved efficiencies or available tax and other government-sponsored incentives. In the past several years, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our load cell products to facilities in India, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
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
Growth from Acquisitions
Since becoming a public company, we have acquired five businesses utilizing stringent financial, market, operational, and valuation criteria:
•In 2013, we completed our first acquisition as an independent public company when we acquired substantially all of the assets of the George Kelk Corporation ("KELK"). KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used by metals rolling mills and mining applications throughout the world.

•On December 30, 2015, we completed the acquisition of Stress-Tek, Inc. ("Stress-Tek") based in Kent, Washington. Stress-Tek designs and manufactures state-of-the-art, rugged and reliable strain gage-based load cells and force measurement systems. Stress-Tek primarily operates in North America, where their sensors and display systems are used in a wide range of industries, predominantly in transportation and trucking, for timber, refuse, aggregate, mining, and general trucking applications.
•On April 6, 2016, we completed the acquisition of Pacific Instruments, Inc. ("Pacific Instruments") based in Concord, California. Pacific Instruments designs and manufactures high-performance signal conditioning, data acquisition and control systems and has extensive experience integrating these systems. Pacific Instruments sells primarily to the aerospace, commercial aviation and defense markets in the United States.
•On November 1, 2019, we completed the acquisition of New York-based Dynamic Systems Inc. ("DSI"), a provider of specialized dynamic thermal-mechanical test and simulation systems used to develop new metal alloys and optimize production processes. DSI is an established, high margin business, with a strong brand and has the largest installed base of products of its type in the world, according to market estimates. DSI expands our position in the steel market and offers opportunities for growth by leveraging our sales capabilities and market presence, and by expanding DSI’s product line to address new opportunities.
•On June 1, 2021, we completed the acquisition of California-based Diversified Technical Systems, Inc. (“DTS”), a leading manufacturer of data acquisition systems and sensors for product and safety testing. DTS's embedded data acquisition and data logging products expands our offerings to the automotive and avionics, military, and space markets. We believe DTS will continue to benefit from the global need for specialized safety testing that is expanding from the automotive and avionics sectors to sports applications. As a result of our acquisition, we acquired a leased manufacturing, engineering, sales and administrative facilities in Seal Beach, California and Novi, Michigan.
We expect to continue to make strategic acquisitions where opportunities present themselves to grow and expand our segments. Our acquisition strategy is focused on identifying and acquiring high-value, growing technology-driven businesses that augment, expand and/or leverage our current offering in precision measurement and sensor markets. We expect to expand our expertise and our acquisition focus to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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
Our precision resistors are based on Bulk Metal Foil® technology and are used in diverse applications, which require a high degree of precision and stability. The main market segments for our precision resistors are as follows: avionics & military, space communications, fiber optics, industrial automation, EV battery management infrastructure, precision weighing, and test & measurement including semiconductor test and production, among others. Foil resistors are marketed under four different brands: VFR, Alpha Electronics, Powertron and APR. APR is our off-the-shelf commercial product line based on AEC-Q200 standardization. To complement our extensive portfolio of high-performance precision resistors, we also offer decade boxes, standard resistors, exceptional precision thin film and power resistors including special construction configurations to meet the requirements of high temperature applications. We have a road map of new technology products to meet the required needs of our customers.
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
Weighing Solutions
The Weighing Solutions segment is comprised of our VPG Transducers, VPG Onboard Weighing, BLH Nobel, Stress-Tek and Vulcan businesses.
VPG Transducers offers a broad line of load cells and force measurement transducers, which also known as force sensors, that are offered as precision sensors for industrial and commercial use. Typical applications for force sensors are in construction machinery for stability control or overload protection, agricultural equipment for precision force measurement, and medical devices such as hospital beds and medication dosing. The heavy equipment market has begun to adopt load cell technology as process control and equipment control features for their products. In some cases, these products use our strain gage products, which serve as sensing elements and components within each unit. Further integration of our load cell technology is also offered as part of our weighing module products, which provide customers with a complete sensor assembly that may be used within a wide variety of digital transducers.
A transducer is mounted on a structure that is subjected to weight or other forces, such as the platform of an industrial scale. The term “load cell” is primarily used to describe transducers used in weighing applications. Strain-gage based transducers consist of one or more strain gages bonded to a metallic structure. The change in resistance of the strain gages in response to strain of the transducer by the applied load is detected by electronic instrumentation calculating the force detected or weight. Transducers are manufactured with different designs and configurations depending on their application and the type of stress or strain to be measured; for example, weight or tension. We produce both analog and digital transducers. Modules are transducers combined with a mounting and with external features, such as instruments and cables, and are used for weighing and control applications. We sell our load cells and modules under the overall VPG Transducers name as we continue to transition from the previously used Celtron, Revere, Sensortronics, and Tedea-Huntleigh brands.
Approximately half of VPG Transducer load cell products are sold to third parties as “standard catalog items,” but a growing sector of this segment’s products are sold as non-standard and/or custom products to third parties including OEM manufacturers. Our sales teams act as direct sales channels (field application engineers or “FAEs”) utilizing the primary customer interface relating to initial design specifications, development of prototypes, and pricing/delivery of this segment’s products. Distributors are also used for those customers that desire standard products.
Our VPG Onboard Weighing, Stress-Tek, and Vulcan businesses specialize in high-quality, high-accuracy vehicle weighing and over-load monitoring systems for all commercial vehicle types, including trucks, vans, specialty vehicles, and special scale systems used for aircraft weighing and portable truck weighing. Onboard weighing systems are installed in logging and waste handling trucks. Many of these products use solid-state sensors. VPG Onboard Weighing products, sold under the brand names TruckWeigh, VanWeigh, and Load Pro in the United States, are used by drivers and fleet operators to monitor vehicle loads within legally permitted limits and regulations.
The BLH Nobel business mainly provides load cells and instrumentation for weighing and force control/measurement for a variety of uses. These include systems to control process weighing in food, chemical, and pharmaceutical plants; force measurement systems used to control web tension in paper mills, cable tension in winch controls.
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
Manufacturing Operations
Our principal manufacturing facilities are located in Israel, the United States, Canada, India, Germany, and Japan. We also have manufacturing facilities in Sweden, the United Kingdom, the Republic of China (Taiwan), and France. Over the past several years, we have invested substantial resources to increase capacity and to enhance automation in our plants, which we believe will further reduce production costs.
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
Our foil resistors and our foil strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Examples of competition in our Sensors segment includes KOA, Bourns, Vishay Intertechnology, TT Electronics, Susumu, Isabellenhute, Caddock and Flat Dashi for foil resistors, and HBK, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for foil strain gages. Competitors in our Weighing Solutions segment include HBK, Zemic, and Utilcell for load cell products, and Air-Weigh and Vehicle Weighing Systems for onboard weighing products. In the Measurement Systems segment, we compete with ABB, IMS and Fuji in the steel market and Kistler for data acquisition systems.
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

The implementation of our multi-year ESG plan continues to be on track as evidenced by our actions over the past year, which include updating applicable governance documents to include ESG-related topics on Information Security, sharing further key ESG performance indicators for environment, health and safety with our stockholders, key stakeholders and the general public, adopting ESG policies on Climate Related Risk-Greenhouse Gas and a Supplier Code of Conduct and updating our Anti-Bribery and Anti-Corruption policies. Internally, we are also capturing baseline data to identify opportunities for reducing energy consumption that contribute to Scope 1 and Scope 2 emissions using the latest Greenhouse Gas Protocol. Our multi-year ESG plan is reviewed yearly and remains built on four pillars: Our People, Our Environment, Our Governance and Our Products, and continues to serve as a guiding framework that will be added to as new trends, requests from stakeholders and internal business strategies require.
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
Human Capital
As of December 31, 2023, we employed approximately 2,300 total employees, substantially all of which were full-time employees. Approximately 82% of our employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions.
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

Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 29, 2024:

Name	Age	Positions
Ziv Shoshani	57	Chief Executive Officer, President, and Director
William M. Clancy	61	Executive Vice President and Chief Financial Officer
Amir Tal	54	Senior Vice President and Chief Accounting Officer
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
•Policy Regarding Qualifications of Directors
•Anti-Bribery and Anti-Corruption Policy
•Supplier Code of Conduct
•Information Security Report
•By-Laws of Vishay Precision Group
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
Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including general macroeconomic conditions, high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations, and our responses thereto. Outside suppliers that we rely on have also experienced shortages of qualified labor. A prolonged shortage of qualified labor could, among other things, decrease our ability to effectively produce and meet customer demand, and could have a material adverse effect on our business and results of operations.

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
Historically, we expanded our business in part by completing acquisitions, and we expect that an important element of our business strategy will continue to be expansion through acquisition. We cannot assure that we will identify, have the financial capabilities to execute, and/or successfully complete strategic transactions with suitable partners in the future. We also cannot assure that any such transactions that we do complete in the future will be successful.
Such transactions involve a number of risks, including the following:
•we may incur substantial costs, including advisory fees and diversion of management attention, in evaluating a potential transaction, whether or not the transaction is consummated;
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
In particular, our Measurement Systems business segment which produces highly specialized systems, can be priced for ten thousand dollars to $1 million or more per unit, so that a contract to acquire one or more units can materially contribute to our revenues during the period or periods that we are permitted to recognize the contract revenues for accounting purposes. The nature of our measurement systems business segments, and in particular, the products and systems manufactured for the steel industry, may therefore result in substantial fluctuations in our operating results, including revenues and profitability, from period to period, even though there has been no fundamental change in our business or its prospects. Further, customers may request a delay in shipping a product they have ordered due to changes in their business needs, which may delay the revenue recognition for the product until shipment occurs. This may make it difficult for investors to undertake period-to-period comparisons of our performance. Also, the fluctuating nature of key components of our revenues may limit the visibility of our management regarding performance in future periods, and make it more difficult for our management to provide guidance to our investors.
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
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2023, 92% of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States. Any repatriation of such funds could incur local withholding tax in the source and intervening foreign jurisdictions. These amounts could also be subject to certain U.S. state taxes.
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
We have manufacturing operations in India, China, Europe, Canada, Israel and the United States, as well as in other countries. Significant tariffs or other restrictions which are placed on Indian, Chinese, European, Canadian or Israeli imports to the United States, or any related counter-measures which are taken by the countries involved, may materially harm our revenues and results of operations.
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
We have principal manufacturing facilities and operations located in Israel. Accordingly, our business is directly influenced by the political, economic and military conditions affecting Israel at any given time. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, terrorist organizations and other militant groups, including the current war between Israel and Hamas. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including the current war. In response to conflict in or around Israel, we could in the future temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either of our manufacturing locations in Israel due to the impacts of conflicts, such as the war between Israel and Hamas, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production. The intensity and duration of Israel’s current war against Hamas are difficult to predict as are such war’s implications on our operations and on the global economy. A change in the security and political situation in Israel and in the economy could have a material adverse effect on our business, operating results and financial condition.
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
As of December 31, 2023, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held.  The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son and a member of our Board of Directors) and Ziv Shoshani (Mrs. Ruta Zandman’s nephew and our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 34.9% of the total voting power of our capital stock as of December 31, 2023. Holders of our Class B convertible common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock. The voting rights of the holders of our Class B convertible common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.
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

Our financial position, results of operations and cash flows could be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The ongoing wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, Red Sea and Yemen, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues have added to global economic and market volatility. Any uncertainty about the federal budget or the debt limit in the United States could have a negative effect on the United States and global economy. The impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

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
We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing, and transmitting sensitive information pertaining to our business, customers, suppliers, employees, and other sensitive matters. Any cyber incidents could materially disrupt operational systems; result in loss of trade secrets or other proprietary or competitively sensitive information; compromise personally identifiable information regarding customers, employees or other persons; and jeopardize the security of our facilities. Because techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques, or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication, including as a result of ongoing military conflicts, certain U.S. foreign relations, and increased remote work arrangements, and could create financial liability, subject us to legal or regulatory sanctions, or damage our reputation with customers, suppliers, and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition, and cash flows.

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

We may use artificial intelligence in our business, and challenges with properly managing its use could adversely affect our business.

We may incorporate artificial intelligence (“AI”) solutions into our business, processes, or products, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the types of information that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test and maintain our implementations of AI.

Unexpected events, such as a natural disaster, could disrupt our operations and adversely affect our results of operations.
We have manufacturing and other facilities in countries around the world. Unexpected events, including fires or explosions at facilities; natural disasters, such as flooding, hurricanes, and earthquakes; pandemics; outbreaks of disease or illness; war or terrorist activities; civil unrest; unplanned outages; supply or labor disruptions; and failures of equipment or systems at any of our facilities could adversely affect our results of operation. If adverse conditions were to arise with respect to any of our facilities as a result of a natural disaster or other unexpected event, they may result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities, the temporary disruptions of information systems, and/or an adverse effect on our results of operations.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 1C. CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, suppliers, business partners, employees and investors with respect to cybersecurity matters. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, assessing, managing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail under the heading “Corporate Governance and Oversight,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with and receives reports from the Company’s ERM function, the Vice President of IT and Digital, the Company’s Chief Information Security Officer (“CISO”), and other members of management.
•Collaborative Approach: The Company has integrated cybersecurity risk management into its broader risk management framework to promote a Company-wide culture of cybersecurity risk management. To that end, the Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. The Company conducts security assessments of all of its electronic information-related third-party service providers before the Company engages them, and the Company maintains policies and procedures to oversee and identify cybersecurity risks associated with its use of third-party service providers.
•Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, threat modeling, penetration and vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties, including consultants and outside monitoring agencies, to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee during management’s annual update to the Audit Committee and the Board, and the Company updates and adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Management’s Role in Managing Risk

The Vice President of IT and Digital, along with the CISO, have developed a strategy and multi-year plan for cybersecurity and regularly update it based on evolving technology trends. The Audit Committee reviews the Company’s information security program, including cybersecurity controls, annually (and/or if and when a significant event occurs as defined by its Incident Management policy). The Audit Committee updates the Board annually and upon request of the Board as detailed under the Corporate Governance and Oversight Section.

Our Vice President of IT and Digital, holds a Bachelor of Science in Computer Science and brings a wealth of experience from managing IT organizations in large, publicly traded companies, in addition to a distinguished background of service in the Israeli army, where she was responsible for managing classified information. Our CISO has an impressive 20-plus years in the field of cybersecurity, underpinned by a Bachelor's degree specializing in Knowledge and Information Management. Our CISO's extensive experience includes a period of 12 years during which he was employed by the Government of Israel, where he managed classified information systems and teams, a role that demands the highest levels of diligence and expertise in information security.

Through third party service providers and attendance at seminars, Vice President of IT and Digital and CISO are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition enhances our processes to identify, prevent, mitigate and remediate of cybersecurity threats and cybersecurity incidents.

Together, our Vice President of IT and Digital and CISO lead a dynamic, cross-functional team that includes relevant stakeholders from all Company divisions. This team plays a pivotal role in raising cybersecurity awareness throughout the Company, ensuring that every employee is informed and cautious about potential cyber threats. They are committed to keeping our Company's management and Board regularly informed on cybersecurity matters, ensuring transparency and proactive management of digital risks. Additionally, they actively collaborate with division managers, participating in divisional management meetings to identify and protect sensitive information. Their involvement at this level ensures that cybersecurity is integrated into every aspect of our operations, aligning with our broader strategic objectives.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

Corporate Governance and Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of directors who have diverse qualifications and experiences.

Significant cybersecurity matters, and strategic risk management decisions are escalated to the Audit Committee and, as appropriate, the Board, ensuring that such bodies maintain comprehensive oversight and can provide guidance on critical cybersecurity issues.

The Audit Committee regularly reports to the Board regarding the Audit Committee’s oversight of cybersecurity matters, such as the periodic assessment and testing of the Company’s policies, standards, processes and practices and the risks identified in such assessment and testing.

Item 2. PROPERTIES
As of December 31, 2023, our major facilities consisted of:

Approx. Available Space (square feet)	United States	Other Countries	Total
Owned facilities	226,000	471,150	697,150
Leased facilities	73,000	272,400	345,400
Total facilities	299,000	743,550	1,042,550

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

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 676 at February 29, 2024.
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At February 29, 2024, we had outstanding 1,022,887 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.3% of the voting power of our Company. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son and a member of our Board of Directors) and Ziv Shoshani (Mrs. Ruta Zandman's nephew, our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 34.9% of the total voting power of our capital stock as of December 31, 2023.
The following table provides information about repurchases of the Company's common stock during the three-month period ended December 31, 2023

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
October 1, 2023 to November 1, 2023	37,562	$31.93	37,562	442,019
November 2, 2023 to December 2, 2023	68,073	$29.91	68,073	373,946
December 3, 2023 to December 31, 2023	47,572	$31.19	47,572	326,374
Total	153,207		153,207	326,374
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. From August 8, 2022 to December 31, 2023, the Company had repurchased an aggregate of 273,626 shares under the Stock Repurchase Plan.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a five year period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of eight publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each new peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2018, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Vishay Precision Group, Inc.	Cumulative $	100.00	112.47	104.13	122.79	127.84	112.67
Russell 2000 Index	Cumulative $	100.00	125.52	150.57	172.89	137.55	160.84
Peer Group	Cumulative $	100.00	134.43	143.41	160.90	128.11	158.93

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2023
200.00
150.00
100.00
50.00
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Vishay Precision Group, Inc.
Russell 2000 Index
Peer Group

*The management selected peer group includes: CTS Corp., Luna Innovations Inc., inTEST Corporation, Kyowa, Spectris plc, TT Electronics plc, FARO Technologies Inc., ESCO Technologies Inc.

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
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including test and measurement, industrial, transportation, steel, avionics, military and space, as well as other markets such as agriculture, consumer, and medical. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
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

As of February 29, 2024 (the date of this filing), our operations in Israel have operated at near normal levels. The extent and duration of the current war, as well as the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

While sales to customers in Israel account for a relatively small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel which manufacture products representing approximately 25 percent of our total worldwide revenues. As of February 29, 2024, these facilities remain open and operational. We have implemented a contingency plan that we believe will secure supply of materials and logistics, build safety stock of finished goods and transfer these goods to our distribution centers outside of Israel, and we continue to take measures with regards to the safety of our employees. We may, however, determine to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to the impacts of the war, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

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
Net revenues for the year ended December 31, 2023 were $355.0 million compared to net revenues of $362.6 million for the year ended December 31, 2022. Net earnings attributable to VPG stockholders for the year ended December 31, 2023 were $25.7 million, or $1.88 per diluted share, compared to $36.1 million, or $2.63 per diluted share, for the year ended December 31, 2022.

The results of operations for the years ended December 31, 2023 and 2022 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Fiscal Year Ended December 31,	2023	2022	2023	2022	2023	2022	2023	2022
As reported - GAAP	150,342	149,602	41,954	43,799	$25,707	$36,063	$1.88	$2.63
As reported - GAAP Margins	42.3%	41.3%	11.8%	12.1%	—	—	—	—
Acquisition purchase accounting adjustments (a)	335	1,550	335	1,550	335	1,550	0.02	0.11
COVID-19 impact (c)	—	138	—	138	—	138	—	0.01
Start-up costs (d)	—	150	—	150	—	150	—	0.01
Restructuring costs	—	—	1,560	1,518	1,560	1,518	0.11	0.11
Foreign exchange (gain)/loss (e)	—	—	—	—	822	(3,579)	0.06	(0.26)
Less: Tax effect of reconciling items and discrete tax items (f)	—	—	—	—	(1,245)	(44)	(0.10)	(0.01)
As Adjusted - Non GAAP	$150,677	$151,440	$43,849	$47,155	$29,669	$35,884	$2.17	$2.62
As Adjusted - Non GAAP Margins	42.4%	41.8%	12.4%	13.0%

	Year ended
	December 31, 2023	December 31, 2022
Net earnings attributable to VPG stockholders	$25,707	$36,063
Interest Expense	3,974	2,269
Income tax expense	12,426	8,535
Depreciation	11,798	11,504
Amortization	3,752	3,849
EBITDA	$57,657	$62,220
EBITDA MARGIN	16.2%	17.2%
Acquisition purchase accounting adjustments (a)	335	1,550
Restructuring costs	1,560	1,518
COVID-19 impact (b)	—	138
Start-up costs (c)	—	150
Foreign exchange (gain) loss (d)	822	(3,579)
ADJUSTED EBITDA	60,374	61,997
ADJUSTED EBITDA MARGIN	17.0%	17.1%
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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2022 and through the fourth quarter of 2023 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2022	2023	2023	2023	2023
Net revenues	$96,240	$88,864	$90,802	$85,854	$89,528

Gross profit margin	41.2%	41.9%	42.6%	41.9%	43.0%

End-of-period backlog	$151,400	$146,800	$139,700	$128,800	$117,300

Book-to-bill ratio	0.76	0.94	0.94	0.90	0.84

Inventory turnover	2.63	2.39	2.34	2.20	2.27

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2022	2023	2023	2023	2023
Sensors
Net revenues	$36,312	$36,726	$36,266	$32,532	$34,259
Gross profit margin	37.6%	41.2%	40.1%	35.9%	40.2%
End-of-period backlog	$72,300	$66,200	$58,900	$52,400	$49,000
Book-to-bill ratio	0.76	0.82	0.84	0.83	0.85
Inventory turnover	2.91	2.62	2.55	2.38	2.36
Weighing Solutions
Net revenues	$33,089	$31,859	$31,261	$28,970	$30,438
Gross profit margin	33.4%	34.9%	38.7%	38.7%	35.6%
End-of-period backlog	$38,300	$35,400	$34,300	$30,800	$28,800
Book-to-bill ratio	0.82	0.90	0.97	0.89	0.91
Inventory turnover	2.72	2.63	2.41	2.18	2.46
Measurement Systems
Net revenues	$26,839	$20,279	$23,275	$24,352	$24,831
Gross profit margin	55.9%	53.9%	51.8%	53.6%	56.0%
End-of-period backlog	$40,800	$45,200	$46,500	$45,600	$39,500
Book-to-bill ratio	0.70	1.21	1.06	0.98	0.73
Inventory turnover	2.11	1.70	1.94	1.94	1.87
Net revenues for the fourth quarter of 2023 increased 4.3% from the net revenues of $85.9 million reported in the third quarter of 2023, and decreased 7.0% from $96.2 million for the comparable prior year period.
Net revenues in the Sensors segment of $34.3 million in the fourth quarter of 2023 increased 5.3% from $32.5 million in the third quarter of 2023, and decreased 5.7% from $36.3 million in the fourth quarter of 2022. Sequentially, the increase in revenues primarily reflected higher precision resistor sales in the Test and Measurement market. The year-over-year decrease in revenues was primarily attributable to lower sales of advanced sensors in our Other markets for consumer applications, and in our Avionics, Military and Space ("AMS") market, and in our General Industrial market, which offset higher sales of precision resistors in the Test and Measurement market.
Net revenues in the Weighing Solutions segment of $30.4 million in the fourth quarter of 2023 increased 5.1% compared to revenues of $29.0 million in the third quarter of 2023. The sequential increase in revenues was primarily attributable to increased revenues from OEM customers for precision agriculture and construction applications in our Other market segment and higher revenue in our General Industrial market, partially offset by lower sales in the Transportation market. Net revenues in the fourth quarter of 2023 decreased 8.0% compared to $33.1 million in the fourth quarter of 2022 mainly due to lower revenues in our Industrial Weighing market and lower revenues from OEM customers for precision agriculture applications in our Other market segment.
Net revenues in the Measurement Systems segment of $24.8 million in the fourth quarter of 2023 increased 2.0% from $24.4 million in the third quarter of 2023 and decreased 7.5% from $26.8 million in the fourth quarter of 2022. The sequential increase in revenue was primarily attributable to higher sales of Diversified Technical Systems, Inc. ("DTS") products to the AMS market, which was partially offset by lower sales of Dynamic Systems Inc. ("DSI") and KELK products to the Steel market. The year-over-year decline in revenues was primarily attributable to lower sales of DSI and KELK products to the steel market and lower sales of DTS products to the Transportation market, which was partially offset by higher sales of DTS products to the AMS market.
The gross profit margin for the fourth quarter of 2023 increased 1.1% compared to the third quarter of 2023, and increased 1.8% from the fourth quarter of 2022.
Sequentially, gross profit margins improved in the Sensors segment, decreased in the Weighing Solutions segment, and improved in the Measurement Systems segments. The increase in the Sensors segment gross profit margin was primarily due to higher volume and improved manufacturing efficiencies. In the Weighing Solutions segment, gross profit margin decreased due to a reduction in inventory and unfavorable product mix, partially offset by higher volume. In the Measurement Systems segment, gross profit margin increased reflecting higher volume and favorable product mix.

Compared to the fourth quarter of 2022, gross profit margins increased in all of the reporting segments. In the Sensors segment, the increase in gross profit margin was primarily due to favorable foreign exchange rates and improved manufacturing efficiencies, which offset the impact of lower volume. In the Weighing Solutions segment, the increase in gross profit margin was primarily due to increased selling prices, favorable foreign currency exchange rates, and manufacturing efficiencies, partially offset by lower volume. In the Measurement Systems segment, gross profit margin increased reflecting higher volume and favorable product mix.
Operationally Diversified
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
Optimize Core Competence
The Company’s core competencies include our innovative deep technical and applications-specific expertise, our strong brands and customer relationships, our focus on operational excellence, our ability to select and develop our management teams, and our proven M&A strategy. We continue to optimize all aspects of our development, manufacturing and sales processes, including by increasing our technical sales efforts; continuing to innovate in product performance and design; and refining our manufacturing processes.
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
We also seek to achieve significant production cost savings through the transfer, expansion, and construction of manufacturing operations in countries such as India, Japan, and Israel, where we can benefit from improved efficiencies or available tax and other government-sponsored incentives. In the past several years, we incurred restructuring expense related to closing and downsizing of facilities as part of the manufacturing transitions of our load cell products to facilities in India, which marked key milestones in our ongoing strategic initiatives to align and consolidate our manufacturing footprint.
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow and expand our segments. Our acquisition strategy is focused on identifying and acquiring high-value, growing technology-driven businesses that augment, expand and/or leverage our current offering in precision measurement and sensor markets. We expect to expand our expertise and our acquisition focus to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development aggregated $20.4 million, $19.8 million, and $17.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
The Company recorded restructuring costs of $1.6 million, $1.5 million, and $0.1 million during the years ended December 31, 2023, 2022, and 2021, respectively, which were comprised primarily of employee termination costs, including severance and statutory retirement allowances.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2023, exchange rate impacts decreased net revenues by $2.2 million and decrease costs of products sold and selling, general, and administrative expenses by $9.1 million. For the year ended December 31, 2022, exchange rate impacts decreased net revenues by $16.1 million and decreased costs of products sold and selling, general, and administrative expenses by $13.3 million.

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
Goodwill and Other Indefinite-lived Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. We have the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying value as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if we conclude otherwise, then we are required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing it against its carrying value.

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

For the DSI and DTS goodwill reporting units, the Company performed the quantitative impairment test. In estimating the fair value of our DSI and DTS reporting units the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying value of goodwill exceeds the reporting unit fair value.
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
Our defined benefit plans are concentrated in the United States, Japan and the United Kingdom. Plans in these countries comprise approximately 87% of our retirement obligations at December 31, 2023. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As of December 31, 2023, the Company had provided for a deferred tax liability of $2.1 million of withholding tax associated with unremitted, non-permanently reinvested earnings, including planned cash distributions of $16.6 million. Additional withholding taxes of approximately $29.2 million are estimated to be payable upon the distribution of the remaining unremitted earnings at December 31, 2023. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2023 and 2022
Refer to Item 7, "Results of Operations - Years Ended December 2022 and 2021 in our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparison of the year ended December 31, 2022 to the year ended December 31, 2021.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2023	2022
Costs of products sold	57.7%	58.7%
Gross profit	42.3%	41.3%
Selling, general, and administrative expenses	30.1%	28.8%
Operating income	11.8%	12.1%
Income before taxes	10.8%	12.4%
Net earnings	7.3%	10.1%
Net earnings attributable to VPG stockholders	7.2%	9.9%

Effective tax rate	32.3%	18.9%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022
Net revenues	$355,048	$362,580
Change versus prior year	$(7,532)
Percentage change versus prior year	(2.1)%
Changes in net revenues were attributable to the following:

2023 vs. 2022
Change attributable to:
Change in volume	(3.0)%
Change in average selling prices	1.6%
Foreign currency effects	(0.7)%
Net change	(2.1)%
During the year ended December 31, 2023, net revenues decreased 2.1% over the prior year. Decreased volume in the Sensors and Weighing Solutions reporting segments was partially offset by volume increase in the Measurement System reporting segment. Volume increases in our steel and AMS end markets, were offset by lower volume across all of our other market sectors. The overall volume decreases were partially offset by increased selling prices across all of our reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2023	2022
Gross profit margin	42.3%	41.3%
The gross profit margin for the year ended December 31, 2023 increased 1.0% over the prior year. The increase in gross profit margin was primarily due to improved gross profit margins in the Weighing Solutions and Measurement Systems reporting segments partially offset by decreased gross profit margin in the Sensors reporting segment.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022
Net revenues	$139,783	$152,221
Change versus prior year	$(12,438)
Percentage change versus prior year	(8.2)%
Changes in Sensors segment net revenues were attributable to the following:

2023 vs. 2022
Change attributable to:
Change in volume	(8.4)%
Change in average selling prices	0.9%
Foreign currency effects	(0.7)%
Net change	(8.2)%
For the year ended December 31, 2023, net revenues decreased 8.2% as compared to the prior year, due to lower sales of precision resistors in the Test and Measurement market, and lower sales of advanced sensors products primarily in our Other markets (mainly for consumer applications), partially offset by increases in precision resistor sales in the AMS market.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Years ended December 31,
	2023	2022
Gross profit margin	39.4%	40.1%
For the year ended December 31, 2023, the gross profit margin decreased 0.7% as compared to the prior year primarily due to volume decreases and manufacturing inefficiencies, which were partially offset by favorable foreign currency exchange rates.

Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022
Net revenues	$122,528	$125,715
Change versus prior year	$(3,187)
Percentage change versus prior year	(2.5)%
Changes in Weighing Solutions segment net revenues were attributable to the following:

2023 vs. 2022
Change attributable to:
Change in volume	(4.7)%
Change in average selling prices	2.4%
Foreign currency effects	(0.2)%
Net change	(2.5)%
For the year ended December 31, 2023, net revenues decreased 2.5% from the prior year. Increased sales of load cells in our Other markets for precision agriculture and construction applications and transducer systems in our Industrial Weighing market, were offset by lower sales of our load cell products in our Industrial weighing market. The overall volume decline was only partially offset by higher average selling prices.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Years ended December 31,
	2023	2022
Gross profit margin	37.0%	34.3%
For the year ended December 31, 2023, the gross profit margin increased 2.7% as compared to the prior year. The increase in gross profit margin was primarily due to cost reductions, manufacturing efficiencies, favorable foreign currency exchange rates, and higher selling prices, which offset the impact of lower volume.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022
Net revenues	$92,737	$84,644
Change versus prior year	$8,093
Percentage change versus prior year	9.6%
Changes in Measurement Systems segment net revenues were attributable to the following:

2023 vs. 2022
Change attributable to:
Change in volume	9.2%
Change in average selling prices	1.8%
Foreign currency effects	(1.4)%
Net change	9.6%
For the year ended December 31, 2023, net revenues increased 9.6% as compared to the prior year, primarily due to increased revenue in the Steel market and higher sales of DTS products in the AMS market.
Gross profit as a percentage of net revenues for the Measurement Systems segment was as follows:

	Years ended December 31,
	2023	2022
Gross profit margin	53.8%	53.6%
For the year ended December 31, 2023, the gross profit margin increased 0.2% from the prior year. Higher revenues coupled with lower purchase accounting adjustments related to the DTS acquisition were partially offset by higher material costs and higher manufacturing costs.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2023	2022
Total SG&A expenses	$106,828	$104,285
as a percentage of net revenues	30.1%	28.8%
SG&A expenses for the year ended December 31, 2023 increased $2.5 million as compared to the prior year due to higher personnel costs, including increases in headcount, wages and travel costs, higher IT costs and higher commissions.

Impairment of Goodwill and Indefinite-lived Intangible Assets
For the years ended December 31, 2023 and December 31, 2022, as a result of our annual impairment tests performed on goodwill and indefinite-lived intangible assets there was no impairment on goodwill and indefinite-lived intangible assets.
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
The Company recorded restructuring costs of $1.6 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
Acquisition Costs
There were no acquisition costs recorded in our consolidated statements of operations for the year ended December 31, 2023 or December 31, 2022.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $4.0 million, and $2.3 million for the years ended December 31, 2023 and 2022, respectively. Interest expense was higher in 2023 compared to 2022 mainly due to higher borrowing rates during 2023.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2023	2022	Change
Foreign exchange gain/(loss)	$(822)	$3,579	$(4,401)
Interest income	1,651	401	1,250
Pension expense	(52)	(241)	189
Other	(321)	(181)	(140)
	$456	$3,558	$(3,102)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2023, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Canadian dollar and the British pound. The change in the dollar-shekel exchange rate resulted in a unfavorable currency exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.
Income Taxes
Our effective tax rate for the year ended December 31, 2023 was 32.3%, as compared to 18.9% for the year ended December 31, 2022. Our effective tax rate was higher in 2023 compared to 2022 primarily due to increases in valuation allowances, increases in reserves for uncertain tax positions and changes in our geographical mix of income.

We reassessed our ability to realize our U.S. deferred tax assets during 2023 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:

2023
•6.2% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates
•3.3% increase related to changes in valuation allowances
•2.3% increase related to residual U.S. tax on foreign earnings
•1.2% increase related to changes in reserves for uncertain tax positions
•1.4% decrease related to specialty tax credits, such as research credits

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

Financial Condition, Liquidity, and Capital Resources
Refer to Item 7. “Financial Condition, Liquidity, and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparison of the year ended December 31, 2022 to the year ended December 31, 2021.
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
On May 5, 2023, the Company entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) amending the Third Amended and Restated Credit Agreement, dated March 20, 2020. The primary purpose of the changes made in the Credit Agreement Amendment were to update the interest rate provisions to replace LIBOR with SOFR for U.S. dollar denominated loans as well as update the other applicable reference borrowing rates for foreign currency loans which took effect on June 15, 2023. Interest payable on amounts borrowed under the 2020 Revolving Facility, taking into account the effect of the Credit Agreement Amendment, is based upon the following: (a) for revolving credit loans denominated in US Dollars, the SOFR rate plus applicable credit spread; and (b) for revolving credit loans denominated in foreign currencies, at other applicable local reference rates plus an interest margin. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 1.50% to 2.75% per annum is added to the applicable SOFR rate to determine the interest payable on the SOFR loans. The Company is required to pay a quarterly fee of 0.25% per annum to 0.40% per annum on the unused portion of the 2020 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.

The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2023. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2023 was $45.9 million as compared to $33.0 million for the year ended December 31, 2022. Our net cash used in investing activities for the year ended December 31, 2023 was $15.1 million, compared to $20.8 million for the year ended December 31, 2022. Our net cash used in financing activities for the year ended December 31, 2023 was $35.9 million, which included a pay down on the 2020 credit facility of $29.0 million, as compared to $3.6 million for the year ended December 31, 2022.
Approximately 92% and 83% of our cash and cash equivalents balance at December 31, 2023 and 2022, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region, at December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
Asia	22%	27%
United States	8%	17%
Israel	36%	28%
Europe	18%	13%
United Kingdom	5%	10%
Canada	11%	5%
Total	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2023, to be indefinitely reinvested.
For the year ended December 31, 2023, we generated adjusted free cash flow of $30.8 million. We define “adjusted free cash flow,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash provided by operating activities ($45.9 million) in excess of our capital expenditures ($15.2 million) and net of proceeds from the sale of assets ($0.1 million).

The following table summarizes the components of net cash at December 31, 2023 and at December 31, 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$83,965	$88,562

Third-party debt, including current and long-term
Revolving debt	32,000	61,000
Deferred financing costs	(144)	(201)
Total third-party debt	31,856	60,799
Net cash	$52,109	$27,763
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
Our financial condition as of December 31, 2023 is strong, with a current ratio (current assets to current liabilities) of 3.9 to 1.0, as compared to a current ratio of 3.9 to 1.0 at December 31, 2022.
Cash paid for property and equipment for the year ended December 31, 2023 and December 31, 2022 was $15.2 million and $21.3 million, respectively. Capital spending for 2023 was comprised of building projects related to capacity expansion in Israel and Asia, and other projects related to the normal maintenance of business. Capital expenditures for 2024 are expected to be approximately $15.0 million.
As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements.
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
Forward-Looking Statements
From time to time, information provided by us, including, but not limited to, statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or other statements made by or on our behalf, may contain or constitute "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation; potential issues respecting the United States federal government debt ceiling; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, and health (including pandemics) instabilities; instability caused by military hostilities in the regions or countries in which we operate (including Israel); difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; significant developments from the recent and potential changes in tariffs and trade regulation; our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter-in-place orders and business closures and the related impact on resource allocations, manufacturing and supply chains; our status as a “critical”, “essential” or “life-sustaining” business in light of COVID-19 business closure laws, orders and guidance being challenged by a governmental body or other applicable authority; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The Company entered into a third amended and restated revolving credit facility on March 20, 2020. Interest payable on the facility is based upon the Agent’s prime rate, the Federal Funds rate or SOFR, plus a spread. At December 31, 2023, the Company had $32.0 million of borrowings outstanding under the revolving credit facility.
At December 31, 2023, we had $84.0 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2023 and 2022, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.2 million and $0.1 million in 2023 and 2022, respectively.
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
We have performed a sensitivity analysis as of December 31, 2023 and 2022, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2023 and 2022, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $3.7 million and $3.6 million for the years ended December 31, 2023 and December 31, 2022, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.2 million and $2.5 million for the years ended December 31, 2023 and December 31, 2022, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vishay Precision Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
February 29, 2024

Item 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Information about our Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as part of Form 10-K
i)Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2023 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.
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

3.3
Third Amended and Restated Bylaws of Vishay Precision Group, Inc., adopted March 30, 2023 (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2023 and incorporated herein by reference).

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
10.10
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

10.15
Lease Agreement between Vishay Advanced Technologies Ltd and Mega Or Holdings Ltd, dated February 17, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2019 and incorporated herein by reference).

10.16†	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference).
10.17†
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

10.25†
Vishay Precision Group, Inc. 2022 Stock Incentive Plan, effective May 26, 2022 (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022 and incorporated herein by reference).

10.26†
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

10.28
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

Exhibit No.	Description
10.29
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated May 5, 2023, by and among Vishay Precision Group, Inc., the lenders party thereto, Citizens Bank, National Association, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, National Association (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023 and incorporated herein by reference).

10.30†
Form of Indemnification Agreement with directors (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016 and incorporated herein by reference).

10.31†
Employment Agreement, dated March 15, 2020, by and between Vishay Advanced Technologies, Ltd. and Amir Tal (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020 and incorporated herein by reference).

10.32†
Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 and incorporated herein by reference).

10.33†
Amendment to Employment Agreement, dated August 7, 2017, by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017 and incorporated herein by reference).

10.34†
Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.35†
Amendment to Employment Agreement,dated March 10, 2019, by and among Vishay Advanced Technologies Ltd. and Ziv Shoshani (previously filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2019 and incorporated herein by reference).

10.36†
Amendment to Employment Agreement, dated March 11, 2019, by and among Vishay Precision Group, Inc. and William Clancy (previously filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2019 and incorporated herein by reference).

10.37†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.38†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and William M. Clancy (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.39†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Amir Tal (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.40
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

10.41†
Form of Stock Option Agreement under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.42†
Form of Restricted Stock Unit Agreement (Time-based Vesting) under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.43†
Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.44†
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

Exhibit No.	Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
97.1	Vishay Precision Group, Inc. Dodd-Frank Clawback Policy, effective October 2, 2023.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2023, furnished in XBRL (eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: February 29, 2024		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	February 29, 2024
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	February 29, 2024
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Saul V. Reibstein	Director	February 29, 2024
Saul V. Reibstein

/s/ Marc Zandman	Director	February 29, 2024
Marc Zandman

/s/ Timothy V. Talbert	Director	February 29, 2024
Timothy V. Talbert

/s/ Janet Clarke	Director	February 29, 2024
Janet Clarke

/s/ Bruce Lerner	Director	February 29, 2024
Bruce Lerner

/s/ Wesley Cummins	Director	February 29, 2024
Wesley Cummins

/s/ Sejal Shah Gulati	Director	February 29, 2024
Sejal Shah Gulati

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The carrying value of goodwill as of December 31, 2023, for the DSI reporting unit is $16.9 million. The fair value of the DSI reporting unit exceeds the carrying value, therefore, no impairment was recognized.

We identified goodwill for the DSI reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the difference between the fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profitability, working capital requirements and selection of the discount and long term growth rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates used by management to estimate the fair value of the DSI reporting unit included the following, among others:

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

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
February 29, 2024

We have served as the Company’s auditor since 2019.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$83,965	$88,562
Accounts receivable, net of allowances for credit losses of $508 and $709, respectively	56,438	60,068
Inventories:
Raw materials	33,973	31,852
Work in process	26,594	26,401
Finished goods	27,572	26,407
Inventories	88,139	84,660
Prepaid expenses and other current assets	14,520	18,516
Total current assets	243,062	251,806

Property and equipment:
Land	4,154	4,117
Buildings and improvements	72,952	71,613
Machinery and equipment	131,738	125,301
Software	9,619	9,539
Construction in progress	11,379	10,075
Accumulated depreciation	(139,206)	(133,518)
Property and equipment, net	90,636	87,127

Goodwill	45,734	45,544
Intangible assets, net	44,634	48,217
Operating lease right-of-use assets	26,953	24,342
Other assets	20,547	19,706
Total assets	$471,566	$476,742

Continues on the following page

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2023	December 31, 2022
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,698	$13,792
Payroll and related expenses	18,971	21,966
Other accrued expenses	22,427	20,306
Income taxes	4,524	4,064
Current portion of operating lease liabilities	4,004	4,208
Total current liabilities	61,624	64,336

Long-term debt	31,856	60,799
Deferred income taxes	3,490	4,212
Operating lease liabilities	22,625	20,043
Other liabilities	14,770	13,053
Accrued pension and other postretirement costs	7,276	7,777
Total liabilities	141,641	170,220

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,405,151 shares outstanding as of December 31, 2023 and 12,546,375 shares outstanding as of December 31, 2022	1,330	1,325
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,022,887 shares outstanding as of December 31, 2023 and December 31, 2022	103	103
Treasury stock, at cost - 893,293 shares held at December 31, 2023 and 704,880 shares held at December 31, 2022	(17,460)	(11,504)
Capital in excess of par value	202,672	201,164
Retained earnings	182,066	156,359
Accumulated other comprehensive loss	(38,869)	(40,900)
Total Vishay Precision Group, Inc. stockholders' equity	329,842	306,547
Noncontrolling interests	83	(25)
Total equity	329,925	306,522
Total liabilities and equity	$471,566	$476,742

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2023	2022	2021
Net revenues	$355,048	$362,580	$317,919
Costs of products sold	204,706	212,978	192,777
Gross profit	150,342	149,602	125,142

Selling, general, and administrative expenses	106,828	104,285	95,273
Acquisition costs	—	—	1,198
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223
Restructuring costs	1,560	1,518	76
Operating income	41,954	43,799	27,372

Other income (expense):
Interest expense	(3,974)	(2,269)	(1,230)
Other	456	3,558	(230)
Other income (expenses)	(3,518)	1,289	(1,460)

Income before taxes	38,436	45,088	25,912

Income tax expense	12,426	8,535	5,469

Net earnings	26,010	36,553	20,443
Less: net earnings attributable to noncontrolling interests	303	490	222
Net earnings attributable to VPG stockholders	$25,707	$36,063	$20,221

Basic earnings per share attributable to VPG stockholders	$1.89	$2.65	$1.49
Diluted earnings per share attributable to VPG stockholders	$1.88	$2.63	$1.48

Weighted average shares outstanding - basic	13,574	13,628	13,616
Weighted average shares outstanding - diluted	13,653	13,688	13,657
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended December 31,
	2023	2022	2021
Net earnings	$26,010	$36,553	$20,443

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,227	(11,213)	(4,684)
Pension and other postretirement actuarial items	(196)	5,321	2,347
Other comprehensive income (loss), net of tax	2,031	(5,892)	(2,337)

Comprehensive income	28,041	30,661	18,106

Less: comprehensive income attributable to noncontrolling interests	303	490	222

Comprehensive income attributable to VPG stockholders	$27,738	$30,171	$17,884
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2023	2022	2021
Operating activities
Net earnings	$26,010	$36,553	$20,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223
Depreciation and amortization	15,550	15,353	14,996
Loss (gain) on disposal of property and equipment	75	(117)	(5)
Gain on sale of short term investment	(14)	—	—
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	191	—
Share-based compensation expense	2,290	2,439	2,244
Inventory write-offs for obsolescence	2,099	1,650	2,288
Deferred income taxes	(156)	(2,040)	(3,256)
Foreign currency impacts and other items	660	(3,915)	(1,018)
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,794	(4,777)	(8,038)
Inventories	(4,898)	(11,943)	(8,626)
Prepaid expenses and other current assets	4,172	(2,808)	(56)
Trade accounts payable	(2,658)	889	3,292
Other current liabilities	56	3,393	11,637
Other non current assets and liabilities, net	439	(1,413)	(624)
Accrued pension and other postretirement costs, net	(1,526)	(426)	(963)
Net cash provided by operating activities	45,893	33,029	33,537
Investing activities
Capital expenditures	(15,154)	(21,288)	(17,061)
Proceeds from sale of property and equipment	40	451	231
Purchase of short term investment	(1,000)	—	—
Proceeds from sale of short term investment	1,014	—	—
Purchase of business	—	—	(47,216)
Net cash used in investing activities	(15,100)	(20,837)	(64,046)
Financing activities
Principal payments on long-term debt	—	—	(18)
Proceeds from revolving facility	—	—	20,000
Payments on revolving facility	(29,000)	—	—
Purchase of treasury stock	(5,915)	(2,739)	—
Distributions to noncontrolling interests	(195)	(457)	(313)
Payments of employee taxes on certain share-based arrangements	(825)	(435)	(853)
Net cash (used in) provided by financing activities	(35,935)	(3,631)	18,816
Effect of exchange rate changes on cash and cash equivalents	545	(4,334)	(2,410)
(Decrease) increase in cash and cash equivalents	(4,597)	4,227	(14,103)
Cash and cash equivalents at beginning of year	88,562	84,335	98,438
Cash and cash equivalents at end of year	$83,965	$88,562	$84,335
Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$2,317	$1,731	$3,068
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	$41	$—	$—
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	$1,317	$103	$(8,765)	$197,764	$100,075	$(32,671)	$257,823	$34	$257,857
Net earnings	—	—	—	—	20,221	—	20,221	222	20,443
Other comprehensive loss	—	—	—	—	—	(2,337)	(2,337)	—	(2,337)
Share-based compensation expense	—	—	—	2,244	—	—	2,244	—	2,244
Restricted stock issuances (50,781 shares)	5	—	—	(857)	—	—	(852)	—	(852)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(313)	(313)
Balance at December 31, 2021	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	36,063	—	36,063	490	36,553
Other comprehensive loss	—	—	—	—	—	(5,892)	(5,892)	—	(5,892)
Share-based compensation expense	—	—	—	2,439	—	—	2,439	—	2,439
Restricted stock issuances (28,368 shares)	3	—	—	(426)	—	—	(423)	—	(423)
Purchase of treasury stock (85,213 shares)	—	—	(2,739)	—	—	—	(2,739)	—	(2,739)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(458)	(458)
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	25,707	—	25,707	303	26,010
Other comprehensive income	—	—	—	—	—	2,031	2,031	—	2,031
Share-based compensation expense	—	—	—	2,290	—	—	2,290	—	2,290
Restricted stock issuances (47,189 shares)	5	—	—	(782)	—	—	(777)	—	(777)
Purchase of treasury stock (188,413 shares)	—	—	(5,915)	—	—	—	(5,915)	—	(5,915)
Excise tax on net share repurchases	—	—	(41)	—	—	—	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(195)	(195)
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $20.4 million, $19.8 million, and $17.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2023 or 2022.
Allowance for Credit Losses
The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses was $0.5 million and $0.7 million at December 31, 2023 and 2022, respectively. The credit loss was $0.2 million, $0.0 million, and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Property and Equipment
Property and equipment are carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to fifteen years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $11.8 million, $11.5 million, and $11.7 million for the years ended December 31, 2023, 2022, and 2021, respectively, which included software depreciation expense of $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Note 1 – Background and Summary of Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets

Goodwill and indefinite-lived trademarks are tested for impairment at least annually, and whenever events or changes in circumstances occur indicating that it is "more likely than not" impairment may have been incurred. The Company has the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying value as a basis for determining if it is necessary to perform the quantitative goodwill impairment test. However, if the Company concludes otherwise, then it is required to perform the quantitative impairment test by calculating the fair value of the reporting unit and comparing it against its carrying value. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying value of goodwill exceeds the reporting unit fair value.

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

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As described in Note 4 to the consolidated financial statements, the 2023 and 2022 annual impairment tests resulted in no impairment. In 2021, an impairment charge was recorded.

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
Recent Accounting Pronouncements
The Company evaluates the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB").

Recent accounting pronouncements not yet adopted:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Note 2 – Revenues
The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

Note 2 – Revenues (continued)

	Year Ended December 31, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$49,998	$55,421	$55,703	$161,122
United Kingdom	3,833	14,980	360	19,173
Other Europe	32,262	38,649	5,430	76,341
Israel	17,772	292	—	18,064
Asia	35,918	13,156	8,861	57,935
Canada	—	30	22,383	22,413
	$139,783	$122,528	$92,737	$355,048

	Year Ended December 31, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$51,246	$58,076	$52,435	$161,757
United Kingdom	3,481	15,697	572	19,750
Other Europe	31,938	37,490	5,168	74,596
Israel	28,413	470	—	28,883
Asia	37,143	13,974	7,537	58,654
Canada	—	8	18,932	18,940
	$152,221	$125,715	$84,644	$362,580

	Year Ended December 31, 2021
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$39,845	$52,542	$40,095	$132,482
United Kingdom	3,083	16,577	752	20,412
Other Europe	25,859	39,549	2,503	67,911
Israel	22,391	994	—	23,385
Asia	36,683	15,719	7,476	59,878
Canada	—	9	13,842	13,851
	$127,861	$125,390	$64,668	$317,919

The following table disaggregates net revenue by market sector (in thousands):

	Years Ended December 31,
	2023	2022	2021
Test & Measurement	$73,986	$78,406	$64,124
Avionics, Military & Space	38,270	31,399	27,303
Transportation	55,060	55,892	49,562
Other Markets	72,372	79,750	71,577
Industrial Weighing	43,898	52,109	50,626
General Industrial	19,917	21,179	16,771
Steel	51,545	43,845	37,956
	$355,048	$362,580	$317,919
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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
December 31, 2022	$3,990	$7,983
December 31, 2023	$2,989	$8,712
(Decrease) Increase	$(1,001)	$729
The amount of revenue recognized during the year ended December 31, 2023 that was included in the contract liability balance at December 31, 2022 was $7.3 million.

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

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. In 2023, the results of the quantitative impairment test for the DSI and DTS reporting units indicated that the fair value of both reporting units exceeded their carrying values, and therefore no impairment was recognized.

Prior to 2022, the Company also had an instrumentation reporting unit. The Company's analysis in 2021 resulted in an impairment for the instrumentation reporting unit, of $1.1 million in goodwill, which represented the remainder of the goodwill balance, and $0.1 million in indefinite-lived intangible trade name.
The change in the carrying value of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at January 1, 2022	$45,830	$6,706	$16,910	$15,903	$6,311
Adjustment to goodwill acquired	130	—	—	130	—
Foreign currency translation adjustment	(416)	(393)	(23)	—	—
Balance at December 31, 2022	45,544	6,313	16,887	16,033	6,311
Foreign currency translation adjustment	190	175	15	—	—
Balance at December 31, 2023	$45,734	$6,488	$16,902	$16,033	$6,311

Note 4 – Goodwill and Other Intangible Assets (continued)
Intangible assets were as follows (in thousands):

	December 31,
	2023	2022
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$32,752	$32,570
Customer relationships	33,537	33,226
Trade names	1,517	1,521
Non-competition agreements	9,956	10,133
	77,762	77,450
Accumulated amortization:
Patents and acquired technology	(11,048)	(9,059)
Customer relationships	(18,306)	(16,209)
Trade names	(1,517)	(1,521)
Non-competition agreements	(9,939)	(10,098)
	(40,810)	(36,887)
Net intangible assets subject to amortization	$36,952	$40,563

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	7,682	7,654
	$44,634	$48,217
Certain intangible assets are subject to foreign currency translation.
Amortization expense was $3.8 million, $3.9 million, and $3.3 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2024	$3,722
2025	3,705
2026	3,705
2027	3,669
2028	3,081

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
The Company recorded restructuring costs of $1.6 million, $1.5 million, and $0.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. The restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes the activity to date related to these programs in the accrued restructuring liability, which is comprised of the activity associated primarily with the employee termination costs. The accrued restructuring liability balance as of December 31, 2023 and 2022, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

Note 5 – Restructuring Costs (continued)

	December 31,
	2023	2022
Balance at beginning of year	$183	$—
Restructuring charges	1,560	1,518
Cash payments	(1,496)	(1,338)
Foreign currency translation	2	3
Balance at end of year	$249	$183
Note 6 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2023	2022	2021
Domestic	$(4,111)	$(4,979)	$(5,956)
Foreign	42,547	50,067	31,868
	$38,436	$45,088	$25,912
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2023	2022	2021
Current:
Federal	$517	$21	$245
State and local	162	97	38
Foreign	11,903	10,457	8,442
	12,582	10,575	8,725
Deferred:
Federal	154	(2,808)	(2,992)
State and local	(628)	109	(588)
Foreign	318	659	324
	(156)	(2,040)	(3,256)
Total income tax expense	$12,426	$8,535	$5,469

Note 6 – Income Taxes (continued)
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Tax at statutory rate	$8,072	$9,468	$5,441
State income taxes, net of U.S. federal tax benefit	(368)	164	(391)
U.S. GILTI tax, net of foreign tax credits	72	8	77
Effect of foreign operations	2,378	1,246	2,096
Residual U.S. tax on foreign earnings	899	291	(258)
Change in valuation allowance	1,270	(1,629)	(1,204)
Change in unrecognized tax benefits, net	476	(1,000)	107
Impairment of goodwill	—	—	237
Specialty tax credits	(520)	(639)	(333)
Statutory rate changes	56	3	(282)
Effect of foreign exchange	128	667	(35)
Other	(37)	(44)	14
Total income tax expense	$12,426	$8,535	$5,469

In 2023, the Company recognized deferred tax benefits of $0.2 million on net operating loss carryforwards generated in certain foreign jurisdictions, which is included in deferred tax expense (benefit) above.

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

The Company recognized approximately $22.5 million and $26.3 million of GILTI for the years ended December 31, 2023 and 2022, respectively. The U.S. tax on GILTI, net of foreign tax credits and research credits, was less than $0.1 million for each of the years ended December 31, 2023 and 2022. Any excess foreign tax credits associated with GILTI are lost and cannot be carried forward to future years.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Note 6 – Income Taxes (continued)

	December 31,
	2023	2022
Deferred tax assets:
Pension and other postretirement costs	$1,082	$1,775
Inventories	4,102	4,057
Net operating/capital loss and interest carryforwards	10,800	9,060
Tax credit carryforwards	1,390	2,372
Deferred compensation	2,845	2,921
Research and development costs	4,707	2,940
Other accruals and reserves	3,709	2,228
Total gross deferred tax assets	28,635	25,353
Less: valuation allowance	(13,136)	(10,726)
	15,499	14,627
Deferred tax liabilities:
Tax over book depreciation	(2,151)	(1,453)
Investment in subsidiary	(2,121)	(2,137)
Intangible assets, including tax deductible goodwill	(10,843)	(10,675)
Total gross deferred tax liabilities	(15,115)	(14,265)

Net deferred tax assets	$384	$362
In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2022 and 2023, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek, Pacific Instruments, DSI and DTS was also considered in determining the realization of the U.S. deferred tax assets. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.
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

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2023 and 2022, the valuation allowance on U.S. deferred tax assets was approximately $10.9 million and $8.7 million, respectively. The net change in this valuation allowance was approximately $2.3 million, of which approximately $0.5 million related to state valuation allowances.

The change in valuation allowance related to state taxes exclusive of rate changes was $0.5 million benefit and $0.4 million expense for the years ended December 31, 2023 and 2022, respectively.

The Company also has valuation allowances of $2.2 million and $2.1 million at December 31, 2023 and 2022, respectively, with respect to certain foreign net operating loss and capital loss carryforwards.

Note 6 – Income Taxes (continued)
Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2023	2022
U.S. federal	$4,402	$2,647
U.S. state (net of U.S. federal tax benefit)	6,545	6,026
Israel - capital losses	1,369	1,287
The following table summarizes significant net operating losses, capital losses and credit carryforwards as of December 31, 2023 (in thousands):

	December 31,
Jurisdiction	2023	Expiring
U.S. federal net operating losses	$3,566	No expiration
U.S. federal interest expense carryover	12,209	No expiration
U.S. foreign tax credit	577	2028-2032
U.S. state net operating losses	120,710	2023-2042
Israel capital losses	5,928	No expiration
Utilization of U.S. federal net operating losses is taken into account before the GILTI deduction allowable by IRC Section 250.
Undistributed earnings of the Company’s foreign subsidiaries were approximately $277.6 million at December 31, 2023 compared to $233.2 million at December 31, 2022. As of December 31, 2023, the Company had provided for a deferred tax liability of approximately $2.1 million of withholding tax associated with unremitted earnings, including planned cash distributions of $16.6 million. Substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $2.1 million, additional withholding taxes of approximately $29.2 million are estimated to be payable upon distribution of the remaining previously unremitted earnings as of December 31, 2023.

Net income taxes paid were $10.9 million, $10.8 million and $7.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Note 6 – Income Taxes (continued)
The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of year	$439	$1,282	$1,244
Addition based on tax positions related to current year	589	176	52
Addition based on tax positions related to prior years	—	216	—
Reduction based on tax positions related to prior years	(128)	—	—
Currency translation adjustments	(8)	(6)	41
Reduction for settled tax examinations	—	(1,229)	—
Reduction for payments made	(94)	—	—
Reduction for lapses of statute of limitations	—	—	(55)
Balance at end of year	$798	$439	$1,282
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, for the years ended December 31, 2023, 2022 and 2021, the Company accrued total penalties and interest of 0.0 million, $(0.2) million and $0.1 million, respectively. As of December 31, 2023, 2022 and 2021, accrued penalties and interest were $0.0 million, $0.0 million and $0.2 million, respectively.

Included in the balance of unrecognized tax benefits as of December 31, 2023, 2022, and 2021 is $0.8 million, $0.4 million, and $1.3 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2024. Furthermore, as of December 31, 2023, the Company does not anticipate that any of its current unrecognized tax benefits will reverse within the next calendar year due to the expiration of the statute of limitations.
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
During the fourth quarter of 2023, the Company received notice that an examination of 2021 and 2022 will begin in the first quarter of 2024 for one of its subsidiaries in France. The Company also concluded a tax examination in Taiwan for one of its subsidiaries, covering the year 2021. The conclusion of this tax examination resulted in no change in tax.
The Company is subject to ongoing income tax audits, administrative appeals and judicial proceedings in India spanning a number of years.

Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
2020 Credit Agreement - Revolving Facility	$32,000	$61,000
Deferred financing costs	(144)	(201)
Long-term debt	$31,856	$60,799
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
On May 5, 2023, the Company entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) amending the Third Amended and Restated Credit Agreement, dated March 20, 2020. The primary purpose of the changes made in the Credit Agreement Amendment were to update the interest rate provisions to replace LIBOR with SOFR for U.S. dollar denominated loans as well as update the other applicable reference borrowing rates for foreign currency loans which took effect on June 15, 2023. Interest payable on amounts borrowed under the 2020 Revolving Facility, taking into account the effect of the Credit Agreement Amendment, is based upon the following: (a) for revolving credit loans denominated in US Dollars, the SOFR rate plus applicable credit spread; and (b) for revolving credit loans denominated in foreign currencies, at other applicable local reference rates plus an interest margin. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 1.50% to 2.75% per annum is added to the applicable SOFR rate to determine the interest payable on the SOFR loans. The Company is required to pay a quarterly fee of 0.25% per annum to 0.40% per annum on the unused portion of the 2020 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2023. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Other Lines of Credit
In addition to the 2020 Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $5.0 million and $5.0 million at December 31, 2023 and 2022, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $2.4 million and $3.2 million at December 31, 2023 and 2022, respectively.

Note 7 – Long-Term Debt (continued)
Aggregate annual maturities of long-term debt are as follows (in thousands):

2024	$—
2025	32,000
2026	—
2027	—
2028	—
Thereafter	—
Interest paid on third-party debt was $4.0 million, $2.3 million, and $1.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.
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
On August 8, 2022, the Board of Directors of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. From August 8, 2022 to December 31, 2023, the Company had repurchased an aggregate of 273,626 shares of its common stock under the Stock Repurchase Plan.
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

Note 8 – Stockholders’ Equity (continued)
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2021
Pension and other postretirement actuarial items	$(7,079)	$2,332	$(376)	$1,956	$(5,123)
Reclassification adjustment for recognition of actuarial items	—	498	(107)	391	391
Foreign currency translation adjustment	(25,592)	(4,606)	(78)	(4,684)	(30,276)
	$(32,671)	$(1,776)	$(561)	$(2,337)	$(35,008)
December 31, 2022
Pension and other postretirement actuarial items	$(4,732)	$5,797	$(1,021)	$4,776	$44
Reclassification adjustment for recognition of actuarial items	—	721	(176)	545	545
Foreign currency translation adjustment	(30,276)	(11,243)	(161)	(11,404)	(41,680)
Reclassification adjustment for foreign currency translation	$—	$191	$—	191	191
	$(35,008)	$(4,534)	$(1,358)	$(5,892)	$(40,900)
December 31, 2023
Pension and other postretirement actuarial items	$589	$(172)	$(26)	$(198)	$391
Reclassification adjustment for recognition of actuarial items	—	7	(5)	2	2
Foreign currency translation adjustment	(41,489)	2,237	(10)	2,227	(39,262)
	$(40,900)	$2,072	$(41)	$2,031	$(38,869)
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
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at December 31, 2023 and $1.5 million at December 31, 2022, and the related liabilities of $2.1 million and $2.1 million at December 31, 2023 and 2022, respectively.
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

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension plans (in thousands):

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$2,050	$15,853	$2,626	$26,157
Service cost (adjusted for actual employee contributions)	—	265	—	308
Interest cost	97	675	65	395
Actuarial loss/(gains)	59	6	(533)	(7,125)
Benefits paid	(108)	(573)	(108)	(652)
Curtailments and settlements	—	(310)	—	(567)
Currency translation	—	551	—	(2,663)
Benefit obligation at end of year	$2,098	$16,467	$2,050	$15,853

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$16,248	$—	$19,717
Actual return on plan assets	—	855	—	(1,773)
Company contributions	—	875	108	1,064
Benefits paid	—	(573)	(108)	(652)
Currency translation	—	914	—	(2,047)
Fair value of plan assets at end of year	$—	$18,319	$—	$16,248

Funded status at end of year	$(2,098)	$1,852	$(2,050)	$395
Actuarial losses incurred in 2023 related to our U.S. and non-U.S. plans are primarily the result of the decrease discount rate assumptions used to estimate the benefit obligation as of December 31, 2023 compared to December 31, 2022. Actuarial gains incurred in 2022 related to our U.S. and non-U.S. plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2022 compared to December 31, 2021.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Other assets	$—	$4,573	$—	$3,301
Other accrued expenses	$(140)	$(85)	$(137)	$(179)
Accrued pension and other postretirement costs	$(1,958)	$(2,636)	$(1,913)	$(2,727)
Accumulated other comprehensive loss	$196	$492	$137	$577
	$(1,902)	$2,344	$(1,913)	$972

Note 9 – Pensions and Other Postretirement Benefits (continued)
Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$196	$448	$137	$532
Unrecognized prior service cost	—	44	—	45
	$196	$492	$137	$577
The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31, 2023
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,098	$14,992
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,098	$2,842
Accumulated benefit obligation	$2,098	$2,203

	December 31, 2022
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,050	$14,489
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,050	$3,008
Accumulated benefit obligation	$2,050	$2,448

Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension (in thousands):

	Years ended December 31,
	2023		2022		2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Annual service cost	$—	$265	$—	$308	$—	$379
Interest cost	97	675	65	395	57	353
Expected return on plan assets	—	(879)	—	(454)	—	(393)
Amortization of actuarial losses	—	39	22	736	27	459
Amortization of prior service cost	—	(10)	—	—	—	—
Amortization of transition obligation	—	—	—	(40)	—	(8)
Curtailment and settlement losses	—	50	—	(512)	—	(108)
Net periodic benefit cost	$97	$140	$87	$433	$84	$682
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2023, 2022, and 2021.

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.71%	4.19%	4.91%	4.23%
Rate of compensation increase	N/A	4.00%	N/A	2.49%
Expected return on plan assets	N/A	5.13%	N/A	3.96%
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2023 and 2022:

	2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.91%	4.23%	2.53%	1.66%
Rate of compensation increase	N/A	2.49%	N/A	2.97%
Expected return on plan assets	N/A	3.96%	N/A	2.10%
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2023 and 2022.
Plan assets are comprised of:

	December 31, 2023		December 31, 2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	—	—%	—	48%
Fixed income securities	—	84%	—	42%
Cash and cash equivalents	—	16%	—	10%
Total	—	100%	—	100%
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

As of December 31, 2023		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$—	$—	$—	$—
Fixed income securities	15,417	—	15,417	—
Cash and cash equivalents	2,902	1,637	1,265	—
	$18,319	$1,637	$16,682	$—

As of December 31, 2022		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$7,736	$—	$7,736	$—
Fixed income securities	6,813	—	6,813	—
Cash and cash equivalents	1,699	1,511	188	—
	$16,248	$1,511	$14,737	$—

Estimated future benefit payments are as follows (in thousands):

	US Pension Plans	Non-US Plans
2024	$140	$747
2025	142	832
2026	142	703
2027	142	885
2028	172	758
2029-2033	812	6,342

The Company anticipates making contributions to its funded and unfunded pension of approximately $1.2 million during 2024.

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

Note 9 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to other postretirement benefit plans (in thousands):

	OPEB Plans
	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$2,386	$2,885
Service cost (adjusted for actual employee contributions)	17	29
Interest cost	111	67
Contributions by participants	—	—
Actuarial losses/(gains)	95	(453)
Benefits paid	(119)	(142)
Plan amendments and other	—	—
Benefit obligation at end of year	$2,490	$2,386

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	119	142
Contributions by participants	—	—
Benefits paid	(119)	(142)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(2,490)	$(2,386)
Actuarial losses incurred in 2023 related to our post-retirement plans are primarily the result of the decrease discount rate assumptions used to estimate the benefit obligation as of December 31, 2023 compared to December 31, 2022. Actuarial gains incurred in 2022 related to our post-retirement plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2022 compared to December 31, 2021.

Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	OPEB Plans
	December 31,
	2023	2022
Other accrued expenses	$(286)	$(189)
Accrued pension and other postretirement costs	$(2,204)	$(2,197)
Accumulated other comprehensive gain	$(367)	$(484)
	$(2,857)	$(2,870)
Actuarial items consist of the following (in thousands):

	OPEB Plans
	December 31,
	2023	2022
Unrecognized net actuarial gain	$(367)	$(484)
	$(367)	$(484)

Note 9 – Pensions and Other Postretirement Benefits (continued)
Unrecognized gains and losses are amortized into future net periodic benefit cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic benefit costs (in thousands):

	OPEB Plans
	Years ended December 31,
	2023	2022	2021
	OPEB Plans	OPEB Plans	OPEB Plans
Net service cost	17	29	36
Interest cost	111	67	68
Amortization of actuarial (gains)/ losses	(22)	3	20
Net periodic benefit cost	$106	$99	$124
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2023, 2022, and 2021.

The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	OPEB Plans
	December 31,
	2023	2022
Discount rate	4.69%	4.88%

The following weighted-average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2023 and 2022:

	OPEB Plans
	December 31,
	2023	2022
Discount rate	4.88%	2.46%
Health care trend rate	6.50%	6.50%
The health care trend ultimate rate is 4.04% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.
Estimated future benefit payments are as follows (in thousands):

OPEB Plans
2024	$286
2025	220
2026	236
2027	245
2028	234
2029-2033	773
As the plans are unfunded, the Company's anticipated contributions for 2024 are equal to the estimated benefit payment.

Note 9 – Pensions and Other Postretirement Benefits (continued)
Other Retirement Obligations
The Company participates in various other defined contribution plans based on local law or custom. The Company periodically makes contributions to these plans. At December 31, 2023 and 2022, the consolidated balance sheets include $0.5 million and $0.9 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $1.2 million, $1.1 million, and $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $4.3 million and $3.9 million at December 31, 2023 and 2022 respectively, and the related liabilities of $5.6 million and $5.3 million at December 31, 2023 and 2022, respectively.
Note 10 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits the issuance of up to 608,000 shares of common stock. At December 31, 2023, the Company had reserved 525,239 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options) pursuant to the 2022 Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for future grant under the 2022 plan.
Restricted Stock Units
Pursuant to the 2022 plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2023. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
On February 28, 2023, and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.9 million were comprised of 43,243 RSUs. Fifty percent of these awards will vest on January 1, 2026, subject to the executives' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2026, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and net earnings goals, each weighted equally.
On March 9, 2023, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance based. The awards have an aggregate target grant-date fair value of $0.6 million and were comprised of 14,338 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2026, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2026, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.
On May 24, 2023 and in accordance with the Company's 2017 Non-Employee Director Compensation Plan, as amended at such time, the Board of Directors approved the issuance of an aggregate of 13,923 RSUs to each of the Company's non-employee directors. The awards have an aggregate grant-date fair value of $0.5 million and will vest on the earlier of the 2024 Annual Stockholders meeting or May 24, 2024, subject to the directors' continued service on the Board of Directors.
Vesting of equity awards may be subject to acceleration under certain circumstances.

Note 10 – Share-Based Compensation (continued)
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2023		2022		2021
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	204	$29.92	198	$31.07	205	$28.23
Granted	72	42.09	82	30.68	80	33.13
Vested	(67)	26.54	(40)	34.29	(77)	25.87
Forfeited	(7)	24.85	(36)	33.15	(10)	29.43
End of year	202	$35.50	204	$29.92	198	$31.07
The fair value of the RSUs vested during 2023 was $2.7 million. Included in the 2023, 2022 and 2021 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.
RSUs with performance-based vesting criteria are expected to vest as follows (number of RSUs in thousands):

Vesting Date	Expected to Vest	Not Expected to Vest	Total
January 1, 2024	33	1	34
January 1, 2025 and July 1 2025	24	10	34
January 1, 2026	14	16	30
Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2023	2022	2021
Restricted stock units	$2,290	$2,439	$2,244
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
During 2023, a net adjustment of $0.4 million decreasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated with awards granted in 2021, 2022 and 2023. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards.
During the fourth quarter of 2022, a net adjustment of $0.3 million increasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated primarily with awards granted in 2020. It was determined that certain objectives, which were deemed not likely to be met in previous years, were met.
During the fourth quarter of 2021, a net adjustment of $0.5 million increasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated with awards granted in 2019. It was determined that certain objectives, which were deemed not likely to be met in previous years, were met.
The total tax benefit on share-based compensation expense was $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The deferred tax benefit on share-based compensation expense was $0.1 million, $0.2 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, the Company had $2.2 million of unrecognized share-based compensation expense related to share-based awards that will be recognized over a weighted-average period of approximately 1.5 years.

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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2023 and 2022, the Company had no significant concentrations of credit risk.
Geographic Concentrations
At December 31, 2023 and 2022, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region at December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
Asia	22%	27%
United States	8%	17%
Israel	36%	28%
Europe	18%	13%
United Kingdom	5%	10%
Canada	11%	5%
Total	100%	100%
Note 12 - Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to thirteen years.
34

Note 12 - Leases ( continued)
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	December 31, 2023	December 31, 2022
Assets
Operating lease right of use asset	$26,953	$24,342

Liabilities
Operating lease - current	$4,004	$4,208
Operating lease - non-current	$22,625	$20,043
Other information related to lease term and discount rate is as follows:

December 31, 2023
Operating leases weighted average remaining lease term (in years)	7.9 years
Operating leases weighted average discount rate	4.97%

The components of lease expense are as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022		December 31, 2021
Operating lease cost	$5,171	$5,098		$5,185
Short-term lease cost	150	121		141
Sublease income	(385)	(423)	(220)	(220)
Total net lease cost	$4,936	$4,796		$5,106

Right of use assets obtained in exchange for new operating lease liability during 2023 were $6.8 million and in 2022 were $1.2 million. The Company paid $5.1 million for its operating leases for the year ended December 31, 2023 and $5.1 million for the year ended December 31, 2022, which are included in operating cash flows on the consolidated statements of cash flows.
Undiscounted maturities of operating lease payments as of December 31, 2023 are summarized as follows (in thousands):

2023	$4,933
2024	4,442
2025	3,763
2026	3,471
2027	3,268
Thereafter	12,102
Total future minimum lease payments	$31,979
Less: amount representing interest	(5,350)
Present value of future minimum lease payments	$26,629

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
36

Note 13 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
2023
Net third-party revenues	$139,783	$122,528	$92,737	$—	$355,048
Intersegment revenues	1,743	—	—	(1,743)	—
Gross profit	55,130	45,276	49,936	—	150,342
Segment operating income (loss)	34,825	21,570	20,607	(35,048)	41,954
Restructuring costs	—	1,478	32	50	1,560
Depreciation and amortization expense	6,141	3,389	4,239	1,781	15,550
Capital expenditures	8,181	6,447	1,111	2	15,741
Total assets	156,384	142,152	154,559	18,471	471,566

2022
Net third-party revenues	$152,221	$125,715	$84,644	$—	$362,580
Intersegment revenues	2,121	—	—	(2,121)	—
Gross profit	61,087	43,178	45,337	—	149,602
Segment operating income (loss)	41,671	21,232	18,399	(37,503)	43,799
Restructuring costs	1,460	—	58	—	1,518
Depreciation and amortization expense	5,816	3,343	4,308	1,886	15,353
Capital expenditures	11,515	7,094	1,324	18	19,951
Total assets	156,816	148,041	153,547	18,338	476,742

2021
Net third-party revenues	$127,861	$125,390	$64,668	$—	$317,919
Intersegment revenues	3,487	—	—	(3,487)	—
Gross profit	45,474	45,900	33,768	—	125,142
Segment operating income (loss)	26,527	23,184	13,480	(35,819)	27,372
Acquisition costs	—	—	1,198	—	1,198
Impairment of goodwill and indefinite-lived intangibles	—	—	1,223	—	1,223
Restructuring costs	—	76	—	—	76
Depreciation and amortization expense	5,967	3,415	3,834	1,780	14,996
Capital expenditures	13,213	3,434	913	7	17,567
Total assets	142,510	152,399	159,816	7,164	461,889
The “Corporate/Other” column for segment operating income (loss) includes unallocated selling, general, and administrative expenses and certain items which management excludes from segment results when evaluating segment performance, as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Unallocated selling, general, and administrative expenses	$(33,488)	$(35,985)	$(33,322)
Acquisition costs	—	—	(1,198)
Impairment of goodwill and indefinite-lived intangibles	—	—	(1,223)
Restructuring costs	(1,560)	(1,518)	(76)
	$(35,048)	$(37,503)	$(35,819)

Note 13 – Segment and Geographic Data (continued)

The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2023	2022
United States	$12,935	$12,651
United Kingdom	3,364	3,368
Other Europe	1,957	1,721
Israel	43,987	44,551
Asia	26,946	23,264
Canada and Other	1,447	1,572
	$90,636	$87,127

Note 14 – Earnings Per Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of restricted stock units (see Note 10), and other potentially dilutive securities.
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2023	2022	2021
Numerator:

Numerator for basic and diluted earnings per share:
Net earnings attributable to VPG stockholders	$25,707	$36,063	$20,221

Denominator:

Denominator for basic earnings per share:
Weighted average shares	13,574	13,628	13,616
Effect of dilutive securities:
Restricted stock units	79	60	41
Dilutive potential common shares	79	60	41
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,653	13,688	13,657

Basic earnings per share attributable to VPG stockholders	$1.89	$2.65	$1.49

Diluted earnings per share attributable to VPG stockholders	$1.88	$2.63	$1.48
Note 15 – Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2023	2022	2021
Foreign exchange (loss)/gain	$(822)	$3,579	$(110)
Interest income	1,651	401	252
Pension expense	(52)	(241)	(468)
Other	(321)	(181)	96
	$456	$3,558	$(230)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign exchange gains / (losses) for the year ended December 31, 2023, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, the Canadian dollar and the British pound. The change in the dollar-shekel exchange rate resulted in a unfavorable currency exchange impact primarily related to the shekel-denominated lease liability for the Sensors facility in Israel.

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
Pension expense represents the net periodic benefit cost excluding the service cost.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Customer advance payments	$8,712	$7,983
Accrued restructuring	249	183
Goods received, not yet invoiced	2,837	2,523
Accrued taxes, other than income taxes	1,370	1,141
Accrued commissions	4,077	3,217
Accrued professional fees	1,343	1,360
Accrued technical warranty	770	740
Current accrued pension and other post retirement costs	511	505
Other	2,558	2,654
	$22,427	$20,306
Israeli Severance Pay

The Israeli Severance Pay Law, 1963 ("Severance Pay Law"), specifies that employees of our Israeli subsidiary are entitled to severance payment, following the termination of their employment. Under the Severance Pay Law, the severance payment is calculated as one-month salary for each year of employment, or a portion thereof.

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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2023 and December 31, 2022 include a $7.1 million and $7.0 million non-current liability, respectively, associated with Israeli severance requirements in other liabilities and a $5.3 million and $5.3 million non-current asset, respectively, associated with Israeli severance requirements in other assets.

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

Note 16 – Fair Value Measurements (continued)
Level 3: Unobservable inputs that reflect the Company’s own assumptions.
An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2023		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,841	$59	$5,782	$—

As of December 31, 2022		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,427	$53	$5,374	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2023 and December 31, 2022, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of cash and cash equivalents held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs at December 31, 2023 and December 31, 2022 approximates its carrying value, as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2020 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement.
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