Form 10-Q
period 2024-03-30
Vishay Precision Group, Inc.
filed 2024-05-07
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          March 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 7, 2024, the registrant had 12,331,036 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
March 30, 2024

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	March 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,016	$83,965
Accounts receivable, net	52,184	56,438
Inventories:
Raw materials	35,363	33,973
Work in process	27,638	26,594
Finished goods	26,665	27,572
Inventories, net	89,666	88,139

Prepaid expenses and other current assets	16,098	14,520
Total current assets	240,964	243,062

Property and equipment:
Land	4,130	4,154
Buildings and improvements	72,542	72,952
Machinery and equipment	130,071	131,738
Software	9,696	9,619
Construction in progress	11,737	11,379
Accumulated depreciation	(139,645)	(139,206)
Property and equipment, net	88,531	90,636

Goodwill	45,553	45,734
Intangible assets, net	43,602	44,634
Operating lease right-of-use assets	26,927	26,953
Other assets	20,624	20,547
Total assets	$466,201	$471,566
Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	March 30, 2024	December 31, 2023

Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$10,792	$11,698
Payroll and related expenses	19,171	18,971
Other accrued expenses	21,807	22,427
Income taxes	3,713	4,524
Current portion of operating lease liabilities	4,090	4,004
Current portion of long-term debt	31,885	—
Total current liabilities	91,458	61,624

Long-term debt	—	31,856
Deferred income taxes	3,478	3,490
Operating lease liabilities	22,353	22,625
Other liabilities	14,048	14,770
Accrued pension and other postretirement costs	6,996	7,276
Total liabilities	138,333	141,641

Equity:
Common stock	1,334	1,330
Class B convertible common stock	103	103
Treasury stock	(20,230)	(17,460)
Capital in excess of par value	202,475	202,672
Retained earnings	187,957	182,066
Accumulated other comprehensive loss	(43,763)	(38,869)
Total Vishay Precision Group, Inc. stockholders' equity	327,876	329,842
Noncontrolling interests	(8)	83
Total equity	327,868	329,925
Total liabilities and equity	$466,201	$471,566
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net revenues	$80,783	$88,864
Costs of products sold	45,689	51,665
Gross profit	35,094	37,199

Selling, general, and administrative expenses	27,394	27,159
Restructuring costs	782	116
Operating income	6,918	9,924

Other income (expense):
Interest expense	(628)	(997)
Other	1,860	275
Other income (expense)	1,232	(722)

Income before taxes	8,150	9,202

Income tax expense	2,318	2,220

Net earnings	5,832	6,982
Less: net (loss) earnings attributable to noncontrolling interests	(59)	18
Net earnings attributable to VPG stockholders	$5,891	$6,964

Basic earnings per share attributable to VPG stockholders	$0.44	$0.51
Diluted earnings per share attributable to VPG stockholders	$0.44	$0.51

Weighted average shares outstanding - basic	13,405	13,586
Weighted average shares outstanding - diluted	13,468	13,652

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net earnings	$5,832	$6,982

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,892)	1,502
Pension and other postretirement actuarial items	(2)	3
Other comprehensive (loss) income	(4,894)	1,505

Comprehensive income	938	8,487

Less: comprehensive (loss) income attributable to noncontrolling interests	(59)	18

Comprehensive income attributable to VPG stockholders	$997	$8,469

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 30, 2024	April 1, 2023
Operating activities
Net earnings	$5,832	$6,982
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,943	3,858
Gain on sale of property and equipment	(149)	—
Share-based compensation expense	661	681
Inventory write-offs for obsolescence	582	425
Deferred income taxes	44	383
Foreign currency impacts and other items	(2,253)	(1,022)
Net changes in operating assets and liabilities:
Accounts receivable	3,086	1,201
Inventories	(2,887)	(2,854)
Prepaid expenses and other current assets	(1,766)	1,260
Trade accounts payable	67	(1,713)
Other current liabilities	242	(695)
Other non current assets and liabilities, net	(792)	(201)
Accrued pension and other postretirement costs, net	(205)	138
Net cash provided by operating activities	6,405	8,443

Investing activities
Capital expenditures	(2,573)	(3,501)
Proceeds from sale of property and equipment	341	—
Net cash used in investing activities	(2,232)	(3,501)

Financing activities
Purchase of treasury stock	(2,755)	—
Distributions to noncontrolling interests	(32)	(20)
Payments of employee taxes on certain share-based arrangements	(858)	(825)
Net cash used in financing activities	(3,645)	(845)
Effect of exchange rate changes on cash and cash equivalents	(1,477)	622
(Decrease) increase in cash and cash equivalents	(949)	4,719
Cash and cash equivalents at beginning of period	83,965	88,562
Cash and cash equivalents at end of period	$83,016	$93,281

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$1,480	$806
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	$15	—
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended March 30, 2024
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
Net earnings	—	—	—	—	5,891	—	5,891	(59)	5,832
Other comprehensive loss	—	—	—	—	—	(4,894)	(4,894)	—	(4,894)
Share-based compensation expense	—	—	—	661	—	—	661	—	661
Restricted stock issuances (38,607 shares)	4	—	—	(858)	—	—	(854)	—	(854)
Purchase of treasury stock (84,765 shares)	—	—	(2,755)	—	—	—	(2,755)	—	(2,755)
Excise tax on net share repurchases	—	—	(15)	—	—	—	(15)	—	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Balance at March 30, 2024	$1,334	$103	$(20,230)	$202,475	$187,957	$(43,763)	$327,876	$(8)	$327,868

	Fiscal quarter ended April 1, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	6,964	—	6,964	18	6,982
Other comprehensive income	—	—	—	—	—	1,505	1,505	—	1,505
Share-based compensation expense	—	—	—	681	—	—	681	—	681
Restricted stock issuances (29,803 shares)	3	—	—	(780)	—	—	(777)	—	(777)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Balance at April 1, 2023	$1,328	$103	$(11,504)	$201,065	$163,323	$(39,395)	$314,920	$(27)	$314,893
See accompanying notes.

Vishay Precision Group, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 – Basis of Presentation
Background
Vishay Precision Group, Inc. (“VPG” or the “Company”) is a global leader in precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024. The results of operations for the fiscal quarter ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2024 and 2023 end on the following dates:

	2024	2023
Quarter 1	March 30,	April 1,
Quarter 2	June 29,	July 1,
Quarter 3	September 28,	September 30,
Quarter 4	December 31,	December 31,

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

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended March 30, 2024				Fiscal quarter ended April 1, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$9,879	$11,328	$11,443	$32,650	$12,674	$14,879	$10,661	$38,214
Germany	7,539	2,251	2,282	12,072	9,488	2,834	3,137	15,459
Other Europe	1,536	11,979	144	13,659	1,333	10,993	129	12,455
Israel	4,188	77	—	4,265	3,963	76	—	4,039
Asia	6,273	3,175	3,446	12,894	9,267	3,078	2,053	14,398
Canada	—	34	5,209	5,243	—	—	4,299	4,299
Total	$29,415	$28,844	$22,524	$80,783	$36,725	$31,860	$20,279	$88,864

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Test & Measurement	$15,650	$18,664
Avionics, Military & Space	6,989	11,707
Transportation	14,370	12,472
Other Markets	15,971	19,305
Industrial Weighing	9,814	11,026
General Industrial	5,319	4,798
Steel	12,670	10,892
Total	$80,783	$88,864

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2023	$2,989	$8,712
Balance at March 30, 2024	4,614	7,984
Increase (decrease)	$1,625	$(728)
The amount of revenue recognized during the three fiscal months ended March 30, 2024 that was included in the contract liability balance at December 31, 2023 was $3.7 million.

Note 3 – Goodwill

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. In 2023, the results of the quantitative impairment test for the Dynamic Systems Inc. ("DSI") and Diversified Technical Systems Inc. (“DTS”) reporting units indicated that the fair value of both reporting units exceeded their carrying values, and therefore no impairment was recognized.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2023	$45,734	$6,488	$16,902	$16,033	$6,311
Foreign currency translation adjustment	$(181)	$(171)	$(10)	$—	$—
Balance at March 30, 2024	$45,553	$6,317	$16,892	$16,033	$6,311

Note 4 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to twelve years, seven months. The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	March 30, 2024	December 31, 2023
Assets
Operating lease right of use asset	$26,927	$26,953

Liabilities
Operating lease - current	$4,090	$4,004
Operating lease - non-current	$22,353	$22,625
Other information related to lease term and discount rate is as follows:

March 30, 2024
Operating leases weighted average remaining lease term (in years)	7.61 years
Operating leases weighted average discount rate	4.99%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Operating lease cost	$1,383	$1,244
Short-term lease cost	18	46
Sublease income	(113)	(100)
Total net lease cost	$1,288	$1,190

Right of use assets obtained in exchange for new operating lease liability during the three fiscal months ended March 30, 2024 were $1.2 million. The Company paid $1.4 million and $1.2 million for its operating leases for each of the three fiscal months ended March 30, 2024 and April 1, 2023, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Note 4 - Leases (continued)

Undiscounted maturities of operating lease payments as of March 30, 2024 are summarized as follows (in thousands):

2024 (excluding the three months ended March 30, 2024)	$3,821
2025	4,693
2026	4,020
2027	3,662
2028	3,459
Thereafter	11,986
Total future minimum lease payments	$31,640
Less: amount representing interest	(5,197)
Present value of future minimum lease payments	$26,443

Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate was 28.4% and 24.1% for the fiscal quarter ended March 30, 2024, and April 1, 2023, respectively. The effective tax rate for the fiscal quarter ended March 30, 2024 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended April 1, 2023 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.
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

Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 30, 2024	December 31, 2023
2020 Credit Agreement - Revolving Facility	$32,000	$32,000
Deferred financing costs	(115)	(144)
Total long-term debt	$31,885	$31,856
Less: current portion	31,885	—
Long-term debt, less: current portion	$—	$31,856

2020 Credit Agreement
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement. The proceeds of the 2020 Revolving Facility may be used on an ongoing basis for working capital and general corporate purposes. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of

Note 6 - Long-Term Debt (continued)

$25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025. Because the Credit Agreement expires less than one year from the end of the first fiscal quarter of 2024, the outstanding balance of long-term debt in the amount of $31.885 million has been reclassified as a current liability.
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

Note 7 - Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2024	$(39,262)	$393	$(38,869)
Other comprehensive loss before reclassifications	(4,892)	—	(4,892)
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Balance at March 30, 2024	$(44,154)	$391	$(43,763)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2023	$(41,489)	$589	$(40,900)
Other comprehensive loss before reclassifications	1,502	—	1,502
Amounts reclassified from accumulated other comprehensive income	—	3	3
Balance at April 1, 2023	$(39,987)	$592	$(39,395)
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

Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended March 30, 2024		Fiscal quarter ended April 1, 2023
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$67	$4	$69	$4
Interest cost	191	27	190	28
Expected return on plan assets	(210)	—	(212)	—
Amortization of actuarial losses (gains)	5	(3)	8	(6)
Net periodic benefit cost	$53	$28	$55	$26

Note 9 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At March 30, 2024, the Company had reserved 486,632 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
On March 7, 2024 and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.7 million and were comprised of 49,190 RSUs. Fifty percent of these awards will vest on January 1, 2027, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2027, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "net earnings goals", each weighted equally.
On March 7, 2024, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.6 million and were comprised of 16,821 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2027, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2027, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

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

	Three fiscal months ended
	March 30, 2024	April 1, 2023
Share-based compensation expense	$661	$681

Note 10 – Segment Information
VPG reports in three reportable segments: Sensors segment, Weighing Solutions segment, and Measurement Systems segment. The Sensors reporting segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force, torque, and pressure. The Measurement Systems reporting segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
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
The following table sets forth reporting segment information (in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net revenues:
Sensors	$29,414	$36,726
Weighing Solutions	28,845	31,859
Measurement Systems	22,524	20,279
Total	$80,783	$88,864

Gross profit:
Sensors	$10,732	$15,144
Weighing Solutions	11,266	11,129
Measurement Systems	13,094	10,926
Total	$35,092	$37,199

Reconciliation of segment operating income to consolidated results:
Sensors	$5,497	$9,933
Weighing Solutions	4,797	5,340
Measurement Systems	6,385	3,872
Unallocated G&A expenses	(8,979)	(9,105)
Restructuring costs	(782)	(116)
Operating income	$6,918	$9,924

Restructuring costs:
Sensors	$(542)	$—
Weighing Solutions	—	(34)
Measurement Systems	—	(32)
Corporate/Other	(240)	(50)
	$(782)	$(116)

Note 10 - Segment Information (continued)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Sensors to Weighing Solutions	$469	$328
Sensors to Measurement Systems	10	36

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$5,891	$6,964

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,405	13,586

Effect of dilutive securities:
Restricted stock units	63	66
Dilutive potential common shares	63	66

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,468	13,652

Basic earnings per share attributable to VPG stockholders	$0.44	$0.51

Diluted earnings per share attributable to VPG stockholders	$0.44	$0.51

Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Foreign currency exchange gain	$1,589	$62
Interest income	323	366
Pension expense	(10)	(74)
Other	(42)	(79)
	$1,860	$275

Note 12 – Additional Financial Statement Information ( continued)
Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. The change in foreign currency exchange gains and losses for the fiscal quarter ended March 30, 2024, as compared to the prior year period, was largely due to exposure to currency fluctuations with the Japanese yen, the Canadian dollar, and the British pound.

Pension expense represents the net periodic benefit cost excluding the service cost.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 30, 2024	December 31, 2023
Customer advance payments	$7,984	$8,712
Accrued restructuring	290	249
Goods received, not yet invoiced	2,700	2,837
Accrued taxes, other than income taxes	1,793	1,370
Accrued commissions	3,580	4,077
Accrued professional fees	1,642	1,343
Accrued technical warranty	778	770
Current accrued pensions and other post retirement costs	511	511
Other	2,529	2,558
	$21,807	$22,427

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 30, 2024
Assets
Assets held in rabbi trusts	$6,148	$122	$6,026	$—

December 31, 2023
Assets
Assets held in rabbi trusts	$5,841	$59	$5,782	$—

Note 13 – Fair Value Measurements (continued)
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 30, 2024 and December 31, 2023, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at March 30, 2024 and December 31, 2023 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

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
The Company recorded $0.8 million and $0.1 million of restructuring costs during the fiscal quarter ended March 30, 2024 and April 1, 2023, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of March 30, 2024 and December 31, 2023, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2023	$249
Restructuring charges in 2024	782
Cash payments	(706)
Foreign currency exchange translation	(35)
Balance at March 30, 2024	$290

Note 15 – Stockholder's Equity
On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. From August 8, 2022 to March 30, 2024, the Company had repurchased an aggregate of 358,391 shares of its common stock under the stock repurchase plan for consideration of $11.4 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
VPG is a global leader in precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
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

Such geopolitical and military instabilities, impact of sanctions and trade restrictions imposed as a result thereof, operational disruptions at facilities located in Israel as a result of military call-ups of the Company’s employees in Israel, closure of the offices there, potential impact of litigation and risks related to supply chain disruptions, might affect the Company's business and results from operations.

As of May 7, 2024 (date of filing),our facilities in Israel remain open and operated at normal level. The extent and duration of the current war, the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

While sales to customers in Israel is relatively a small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel which source approximately 25 percent of our total worldwide revenues. We have implemented a contingency plan that we believe will secure supply of materials and logistics, build safety stock of finished goods and transfer these goods to our distribution centers outside of Israel.
We continue to take measures with regards to the safety of our employees. We may, however, determine at some point in the future to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to personnel absences or resource constraints such as the inability to source materials for production.
Overview of Financial Results
VPG reports in three product segments: Sensors segment, Weighing Solutions segment, and Measurement Systems segment. The Sensors reporting segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force, torque, and pressure. The Measurement Systems reporting segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
Net revenues for the fiscal quarter ended March 30, 2024 were $80.8 million versus $88.9 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended March 30, 2024 were $5.9 million, or $0.44 per diluted share, versus $7.0 million, or $0.51 per diluted share, for the comparable prior year period.

The results of operations for the fiscal quarters ended March 30, 2024 and April 1, 2023 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
As reported - GAAP	$35,094	$37,199	$6,918	$9,924	$5,891	$6,964	$0.44	$0.51
As reported - GAAP Margins	43.4%	41.9%	8.6%	11.2%
Acquisition purchase accounting adjustments (a)	—	49	—	49	—	49	—	—
Restructuring costs	—	—	782	116	782	116	0.06	0.01
Severance cost	—	0	347	0	347	—	0.03	—
Foreign currency exchange gain (b)	—	—	—	—	(1,589)	(62)	(0.12)	—
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(238)	32	(0.01)	—
As Adjusted - Non GAAP	$35,094	$37,248	$8,047	$10,089	$5,669	$7,035	$0.42	$0.52
As Adjusted - Non GAAP Margins	43.4%	41.9%	10.0%	11.4%

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net earnings attributable to VPG stockholders	$5,891	$6,964
Interest Expense	628	997
Income tax expense	2,318	2,220
Depreciation	3,016	2,919
Amortization	927	939
EBITDA	12,780	14,039
EBITDA MARGIN	15.8%	15.8%
Acquisition purchase accounting adjustments (a)	—	49
Restructuring costs	782	116
Severance cost	347	—
Foreign currency exchange gain (b)	(1,589)	(62)
ADJUSTED EBITDA	$12,320	$14,142
ADJUSTED EBITDA MARGIN	15.3%	15.9%

(a)     Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)     Impact of foreign currency exchange rates on assets and liabilities.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2023 through the first quarter of 2024.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
(dollars in thousands)	2023	2023	2023	2023	2024
Net revenues	$88,864	$90,802	$85,854	$89,528	$80,783

Gross profit margin	41.9%	42.6%	41.9%	43.0%	43.4%

End-of-period backlog	$146,800	$139,700	$128,800	$117,300	$109,603

Book-to-bill ratio	0.94	0.94	0.90	0.84	0.93

Inventory turnover	2.39	2.34	2.20	2.27	2.05

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
(dollars in thousands)	2023	2023	2023	2023	2024
Sensors
Net revenues	$36,726	$36,266	$32,532	$34,259	$29,414
Gross profit margin	41.2%	40.1%	35.9%	40.2%	36.5%
End-of-period backlog	$66,200	$58,900	$52,400	$49,000	$45,024
Book-to-bill ratio	0.82	0.84	0.83	0.85	0.91
Inventory turnover	2.62	2.55	2.38	2.36	2.09

Weighing Solutions
Net revenues	$31,859	$31,261	$28,970	$30,438	$28,845
Gross profit margin	34.9%	38.7%	38.7%	35.6%	39.1%
End-of-period backlog	$35,400	$34,300	$30,800	$28,800	$27,109
Book-to-bill ratio	0.90	0.97	0.89	0.91	0.95
Inventory turnover	2.63	2.41	2.18	2.46	2.31

Measurement Systems
Net revenues	$20,279	$23,275	$24,352	$24,831	$22,524
Gross profit margin	53.9%	51.8%	53.6%	56.0%	58.1%
End-of-period backlog	$45,200	$46,500	$45,600	$39,500	$37,470
Book-to-bill ratio	1.21	1.06	0.98	0.73	0.94
Inventory turnover	1.70	1.94	1.94	1.87	1.62

Net revenues for the first fiscal quarter of 2024 decreased 9.8% from the fourth fiscal quarter of 2023 mainly due to lower revenues in all three reporting segments. Net revenues decreased 9.1% from the first fiscal quarter of 2023 reflecting lower volume primarily in the Sensors and Weighing Solutions reporting segments, which was partially offset by higher volume in the Measurement Systems reporting segment.
Net revenues in the Sensors reporting segment decreased 14.1% compared to the fourth fiscal quarter of 2023, and decreased 19.9% from the first fiscal quarter of 2023. Sequentially, the decrease primarily reflected lower revenue of precision resistors in the Test and Measurement and Avionics, Military and Space ("AMS") end markets. The year-over-year decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement market and lower sales of precision resistors and strain gages in the AMS market.
Net revenues in the Weighing Solutions reporting segment decreased 5.2% from the fourth fiscal quarter of 2023, and decreased 9.5% from the first fiscal quarter of 2023. The sequential and year-over-year decreases in revenues were mainly attributable to lower OEM sales of force sensors in our Other markets for precision agriculture and construction applications and lower sales of force sensors in our Industrial Weighing market, partially offset by increased sales in the Transportation market.
Net revenues in the Measurement Systems reporting segment decreased 9.3% from the fourth fiscal quarter of 2023 and increased 11.1% from the first fiscal quarter of 2023. Sequentially, the decrease in revenue was primarily due to the lower sales of DTS in the AMS and Transportation markets partially offset by higher sales in the Steel markets. The year-over-year increase was primarily attributable to increased revenue to the Steel market.
Total Company gross profit margin in the first fiscal quarter of 2024 increased 0.4% as compared to the fourth fiscal quarter of 2023 and increased 1.5% from the first fiscal quarter of 2023.
Sequentially, the decrease in the gross profit margin in the Sensors reporting segment was offset by the increase in the gross profit margin in Weighing Solution and Measurement Systems reporting segments. In the Sensors reporting segment, the gross profit margin decreased sequentially mainly due to lower volume. In the Weighing Solutions reporting segment, the gross profit margin increased sequentially despite lower sales volume due to cost reduction programs and positive inventory adjustments in prior quarter. The sequential increase in the gross profit margin in the Measurement Systems reporting segment was primarily a result of favorable product mix partially offset by lower sales volume.

Compared to the first fiscal quarter of 2023, the Weighing Solutions and Measurement Systems reporting segments had higher gross profit margins, while the gross profit margin for the Sensors reporting segment was lower mainly due to lower sales volume. The increase in gross profit margin for the Weighing Solutions reporting segment as compared to 2023 was primarily due to favorable product mix, cost reduction programs and favorable foreign currency exchange, offset by lower sales volume. In the Measurement Systems reporting segment, the higher gross profit margin compared to the first fiscal quarter of 2023 was primarily due to higher sales volume and favorable product mix.
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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses, and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2024.
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
Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended March 30, 2024, changes in foreign currency exchange rates decreased net revenues by $0.2 million, and decreased costs of products sold and selling, general, and administrative expenses by $0.8 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Costs of products sold	56.6%	58.1%
Gross profit	43.4%	41.9%
Selling, general, and administrative expenses	33.9%	30.6%
Operating income	8.6%	11.2%
Income before taxes	10.1%	10.4%
Net earnings	7.2%	7.9%
Net earnings attributable to VPG stockholders	7.3%	7.8%

Effective tax rate	28.4%	24.1%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net revenues	$80,783	$88,864
Change versus comparable prior year period	$(8,081)
Percentage change versus prior year period	(9.1)%
Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(9.5)%
Change in average selling prices	0.8%
Foreign currency effects	(0.4)%
Net change	(9.1)%
During the fiscal quarter ended March 30, 2024, net revenues decreased 9.1%, as compared to the comparable prior year period with decreased volume, primarily from the Sensors and Weighing Solutions reporting segments, was partially offset by higher volume in the Measurement Systems reporting segment.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Gross profit margin	43.4%	41.9%
The gross profit margin for the fiscal quarter ended March 30, 2024 increased 1.5%, as compared to the comparable prior year periods. For the fiscal quarter period 2024, the Weighing Solutions and Measurement Systems reporting segments had higher gross profit margin, while the Sensors reporting segment had lower gross profit margin.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net revenues	$29,414	$36,726
Change versus comparable prior year period	$(7,312)
Percentage change versus prior year period	(19.9)%
Changes in Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(20.1)%
Change in average selling prices	1.3%
Foreign currency effects	(1.1)%
Net change	(19.9)%
Net revenues decreased 19.9% for the fiscal quarter ended March 30, 2024, as compared to the comparable prior year period. The decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement market and lower sales of precision resistors and strain gages in the AMS market.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Gross profit margin	36.5%	41.2%
The gross profit margin decreased 4.7% for the fiscal quarter ended March 30, 2024, when compared to the comparable prior year periods due to lower volume.
Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net revenues	$28,845	$31,859
Change versus comparable prior year period	$(3,014)
Percentage change versus prior year period	(9.5)%

Changes in Weighing Solutions segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(10.4)%
Change in average selling prices	0.6%
Foreign currency effects	0.3%
Net change	(9.5)%
Net revenues decreased 9.5% for the fiscal quarter ended March 30, 2024, as compared to the comparable prior year period. The decrease in revenues were mainly attributable to lower OEM sales of force sensors in our Other markets for precision agriculture and construction applications and lower sales of force sensors in our Industrial Weighing market, partially offset by increased sales in the Transportation market.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Gross profit margin	39.1%	34.9%
The gross profit margin for the fiscal quarter ended March 30, 2024 increased by 4.2% compared to the comparable prior year period primarily due to favorable product mix, cost reduction programs and favorable foreign currency exchange, partially offset by lower sales volume.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Net revenues	$22,524	$20,279
Change versus comparable prior year period	$2,245
Percentage change versus prior year period	11.1%
Changes in Measurement Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	11.3%
Change in average selling prices	0.4%
Foreign currency effects	(0.6)%
Net change	11.1%
Net revenues increased 11.1% for the fiscal quarter ended March 30, 2024 as compared to the comparable prior year period. The increase was primarily attributable to increased revenue in the Steel market as higher sales of KELK products were partially offset by lower sales of DSI systems.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Gross profit margin	58.1%	53.9%
The gross profit margin for the fiscal quarter ended March 30, 2024 increased by 4.2% as compared to the comparable prior year period due to higher sales volume and favorable product mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023
Total SG&A expenses	$27,394	$27,159

As a percentage of net revenues	33.9%	30.6%
SG&A expenses for the fiscal quarter ended March 30, 2024 increased $0.2 million, compared to the comparable prior year periods due to increases in bonus accruals, and travel costs, partially offset by lower commissions and favorable foreign currency exchange rate impacts.
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
The Company recorded $0.8 million and $0.1 million of restructuring costs during the fiscal quarter ended March 30, 2024 and April 1, 2023. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.

Other Income (Expense)
Interest expense for the fiscal quarter ended March 30, 2024 was lower when compared with the comparable prior year periods mainly due to the lower debt balance outstanding as a result of debt payments made in the second half of 2023.
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 30, 2024	April 1, 2023	Change
Foreign currency exchange gain	$1,589	$62	$1,527
Interest income	323	366	(43)
Pension expense	(10)	(74)	64
Other	(42)	(79)	37
	$1,860	$275	$1,585

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter ended March 30, 2024, as compared to the prior year period, was largely due to exposure to currency fluctuations with the Japanese yen, the Canadian dollar, and the British pound.

Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended March 30, 2024 was 28.4% compared to 24.1% for the fiscal quarter ended April 1, 2023. The effective tax rate for the fiscal quarter ended March 30, 2024 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at March 30, 2024. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the three fiscal months ended March 30, 2024, cash provided by operating activities was $6.4 million compared to $8.4 million in the comparable prior year period. Our net cash used in investing activities for the three fiscal months ended March 30, 2024 was $2.2 compared to $3.5 million in the comparable to prior year period mainly due to lower capital expenditures. Our net cash used in financing activities for the three fiscal months ended March 30, 2024 was $3.6 million compared to $0.8 million in the comparable prior year period mainly due to the repurchase of an aggregate of $2.8 million of our common stock.
Approximately 94% and 92% of our cash and cash equivalents balance at March 30, 2024 and December 31, 2023, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at March 30, 2024 and December 31, 2023:

	March 30, 2024	December 31, 2023
Israel	35%	36%
Asia	24%	22%
Europe	22%	23%
United States	6%	8%
Canada	13%	11%
	100%	100%

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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of March 30, 2024, to be indefinitely reinvested.
Adjusted free cash flow generated during the three fiscal months ended March 30, 2024 was $4.2 million. We refer to the amount of cash provided by operating activities ($6.4 million) in excess of our capital expenditures ($2.6 million) and net of proceeds from the sale of assets ($0.4 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at March 30, 2024 and December 31, 2023 (in thousands):

	March 30, 2024	December 31, 2023
Cash and cash equivalents	$83,016	$83,965

Third-party debt, including current and long-term:
Revolving debt	32,000	32,000
Deferred financing costs	(115)	(144)
Total third-party debt	31,885	31,856
Net cash	$51,131	$52,109
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
Our financial condition as of March 30, 2024 remains strong, with a current ratio (current assets to current liabilities) of 2.6 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2023. The current ratio was affected in large part due to the reclassification of long-term debt to a current liability.
Cash paid for property and equipment for the three fiscal months ended March 30, 2024 was $2.6 million compared to $3.5 million in the comparable prior year period.
As of March 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended March 30, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company believes that the foregoing matters will not have a material adverse effect on the Company’s business or its financial condition, results of operations, and cash flows.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended March 30, 2024.

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
January 1, 2024 - February 1, 2024	41,706	$31.61	41,706	284,668
February 2, 2024 - March 2, 2024	25,421	32.68	25,421	259,247
March 3, 2024- March 30, 2024	17,638	34.34	17,638	241,609
Total	84,765		84,765	241,609
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. From August 8, 2022 to March 30, 2024, the Company had repurchased an aggregate of 358,391 shares under the Stock Repurchase Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
During the fiscal quarter ended March 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 30, 2024, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: May 7, 2024