Form 10-Q
period 2024-06-29
Vishay Precision Group, Inc.
filed 2024-08-06
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 29, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 6, 2024, the registrant had 12,232,016 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
June 29, 2024

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	June 29, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,128	$83,965
Accounts receivable, net	49,926	56,438
Inventories:
Raw materials	35,799	33,973
Work in process	28,549	26,594
Finished goods	25,748	27,572
Inventories, net	90,096	88,139

Prepaid expenses and other current assets	17,007	14,520
Total current assets	241,157	243,062

Property and equipment:
Land	4,121	4,154
Buildings and improvements	72,406	72,952
Machinery and equipment	131,392	131,738
Software	9,945	9,619
Construction in progress	10,802	11,379
Accumulated depreciation	(141,485)	(139,206)
Property and equipment, net	87,181	90,636

Goodwill	45,491	45,734
Intangible assets, net	42,643	44,634
Operating lease right-of-use assets	26,084	26,953
Other assets	20,233	20,547
Total assets	$462,789	$471,566

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	June 29, 2024	December 31, 2023
Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$11,284	$11,698
Payroll and related expenses	17,649	18,971
Other accrued expenses	21,541	22,427
Income taxes	3,704	4,524
Current portion of operating lease liabilities	4,089	4,004
Current portion of long-term debt	31,914	—
Total current liabilities	90,181	61,624

Long-term debt	—	31,856
Deferred income taxes	3,509	3,490
Operating lease liabilities	21,297	22,625
Other liabilities	13,888	14,770
Accrued pension and other postretirement costs	6,880	7,276
Total liabilities	135,755	141,641

Equity:
Common stock	1,336	1,330
Class B convertible common stock	103	103
Treasury stock	(23,388)	(17,460)
Capital in excess of par value	202,765	202,672
Retained earnings	192,560	182,066
Accumulated other comprehensive loss	(46,365)	(38,869)
Total Vishay Precision Group, Inc. stockholders' equity	327,011	329,842
Noncontrolling interests	23	83
Total equity	327,034	329,925
Total liabilities and equity	$462,789	$471,566
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	June 29, 2024	July 1, 2023
Net revenues	$77,359	$90,802
Costs of products sold	44,952	52,090
Gross profit	32,407	38,712

Selling, general and administrative expenses	26,501	26,755
Restructuring costs	—	162
Operating income	5,906	11,795

Other income (expense):
Interest expense	(649)	(1,079)
Other	1,701	1,019
Other income (expense)	1,052	(60)

Income before taxes	6,958	11,735

Income tax expense	2,316	3,384

Net earnings	4,642	8,351
Less: net earnings attributable to noncontrolling interests	39	115
Net earnings attributable to VPG stockholders	$4,603	$8,236

Basic earnings per share attributable to VPG stockholders	$0.34	$0.61
Diluted earnings per share attributable to VPG stockholders	$0.34	$0.60

Weighted average shares outstanding - basic	13,348	13,601
Weighted average shares outstanding - diluted	13,389	13,670

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Six fiscal months ended
	June 29, 2024	July 1, 2023
Net revenues	$158,142	$179,666
Costs of products sold	90,641	103,755
Gross profit	67,501	75,911

Selling, general and administrative expenses	53,895	53,914
Restructuring costs	782	278
Operating income	12,824	21,719

Other income (expense):
Interest expense	(1,277)	(2,076)
Other	3,561	1,294
Other income (expense)	2,284	(782)

Income before taxes	15,108	20,937

Income tax expense	4,634	5,604

Net earnings	10,474	15,333
Less: net earnings attributable to noncontrolling interests	(20)	133
Net earnings attributable to VPG stockholders	$10,494	$15,200

Basic earnings per share attributable to VPG stockholders	$0.78	$1.12
Diluted earnings per share attributable to VPG stockholders	$0.78	$1.11

Weighted average shares outstanding - basic	13,376	13,593
Weighted average shares outstanding - diluted	13,428	13,661
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	June 29, 2024	July 1, 2023
Net earnings	$4,642	$8,351

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,596)	(1,680)
Pension and other postretirement actuarial items	(6)	(1)
Other comprehensive loss	(2,602)	(1,681)

Comprehensive income	2,040	6,670

Less: comprehensive income attributable to noncontrolling interests	39	115

Comprehensive income attributable to VPG stockholders	$2,001	$6,555

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2024	July 1, 2023
Net earnings	$10,474	$15,333

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(7,488)	(178)
Pension and other postretirement actuarial items	(8)	2
Other comprehensive loss	(7,496)	(176)

Comprehensive income	2,978	15,157

Less: comprehensive (loss) income attributable to noncontrolling interests	(20)	133

Comprehensive income attributable to VPG stockholders	$2,998	$15,024

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Six fiscal months ended
	June 29, 2024	July 1, 2023
Operating activities
Net earnings	$10,474	$15,333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,859	7,725
Loss (gain) on sale of property and equipment	(155)	28
Share-based compensation expense	953	1,229
Inventory write-offs for obsolescence	1,163	1,049
Deferred income taxes	483	507
Foreign currency impacts and other items	(3,602)	(1,557)
Net changes in operating assets and liabilities:
Accounts receivable	4,925	(956)
Inventories	(4,155)	(5,697)
Prepaid expenses and other current assets	(2,733)	2,726
Trade accounts payable	1,081	(684)
Other current liabilities	(1,293)	(593)
Other non current assets and liabilities, net	(841)	(292)
Accrued pension and other postretirement costs, net	(289)	(606)
Net cash provided by operating activities	13,870	18,212

Investing activities
Capital expenditures	(5,178)	(6,874)
Proceeds from sale of property and equipment	347	12
Net cash used in investing activities	(4,831)	(6,862)

Financing activities
Purchase of treasury stock	(5,887)	(420)
Distributions to noncontrolling interests	(40)	(46)
Payments of employee taxes on certain share-based arrangements	(854)	(825)
Net cash used in financing activities	(6,781)	(1,291)
Effect of exchange rate changes on cash and cash equivalents	(2,095)	(100)
Increase in cash and cash equivalents	163	9,959
Cash and cash equivalents at beginning of period	83,965	88,562
Cash and cash equivalents at end of period	$84,128	$98,521

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$972	$1,118
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	41	—
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended June 29, 2024
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 30, 2024	$1,334	$103	$(20,230)	$202,475	$187,957	$(43,763)	$327,876	$(8)	$327,868
Net earnings	—	—	—	—	4,603	—	4,603	39	4,642
Other comprehensive loss	—	—	—	—	—	(2,602)	(2,602)	—	(2,602)
Share-based compensation expense	—	—	—	292	—	—	292	—	292
Restricted stock issuances (16,612 shares)	2	—	—	(2)	—	—	—	—	—
Purchase of treasury stock. (96,710 shares)	—	—	(3,132)	—	—	—	(3,132)	—	(3,132)
Excise tax on net share repurchase	—	—	(26)	—	—	—	(26)	—	(26)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Balance at June 29, 2024	$1,336	$103	$(23,388)	$202,765	$192,560	$(46,365)	$327,011	$23	$327,034

	Fiscal quarter ended July 1, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at April 1, 2023	$1,328	$103	$(11,504)	$201,065	$163,323	$(39,395)	$314,920	$(27)	$314,893
Net earnings	—	—	—	—	8,236	—	8,236	115	8,351
Other comprehensive loss	—	—	—	—	—	(1,681)	(1,681)	—	(1,681)
Share-based compensation expense	—	—	—	548	—	—	548	—	548
Restricted stock issuances (17,386 shares)	2	—	—	(2)	—	—	—	—	—
Purchase of treasury stock. (12,312 shares)	—	—	(420)	—	—	—	(420)	—	(420)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Balance at July 1, 2023	$1,330	$103	$(11,924)	$201,611	$171,559	$(41,076)	$321,603	$62	$321,665
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended June 29, 2024
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
Net earnings	—	—	—	—	10,494	—	10,494	(20)	10,474
Other comprehensive loss	—	—	—	—	—	(7,496)	(7,496)	—	(7,496)
Share-based compensation expense	—	—	—	953	—	—	953	—	953
Restricted stock issuances (55,219 shares)	6	—	—	(860)	—	—	(854)	—	(854)
Purchase of treasury stock (181,475 shares)	—	—	(5,887)	—	—	—	(5,887)	—	(5,887)
Excise tax on net share repurchase	—	—	(41)	—	—	—	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Balance at June 29, 2024	$1,336	$103	$(23,388)	$202,765	$192,560	$(46,365)	$327,011	$23	$327,034

	Six Fiscal Months Ended July 1, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	15,200	—	15,200	133	15,333
Other comprehensive loss	—	—	—	—	—	(176)	(176)	—	(176)
Share-based compensation expense	—	—	—	1,229	—	—	1,229	—	1,229
Restricted stock issuances (47,189 shares)	5	—	—	(782)	—	—	(777)	—	(777)
Purchase of treasury stock (12,312 shares)	—	—	(420)	—	—	—	(420)	—	(420)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Balance at July 1, 2023	$1,330	$103	$(11,924)	$201,611	$171,559	$(41,076)	$321,603	$62	$321,665
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024. The results of operations for the fiscal quarter ended June 29, 2024 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2024 and 2023 end on the following dates:

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

Note 2 – Revenues (continued)

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended June 29, 2024				Fiscal quarter ended July 1, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$9,984	$11,010	$13,009	$34,003	$14,555	$13,228	$12,872	$40,655
Germany	7,119	2,737	618	10,474	7,473	2,636	1,134	11,243
Other Europe	1,267	10,504	117	11,888	1,389	11,438	177	13,004
Israel	5,872	87	—	5,959	4,131	50	—	4,181
Asia	4,626	3,043	1,649	9,318	8,718	3,909	1,494	14,121
Canada	—	67	5,650	5,717	—	—	7,598	7,598
Total	$28,868	$27,448	$21,043	$77,359	$36,266	$31,261	$23,275	$90,802

	Six Fiscal Months Ended June 29, 2024				Six Fiscal Months Ended July 1, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$19,864	$22,337	$24,453	$66,654	$27,229	$28,107	$23,533	$78,869
Germany	14,657	4,988	2,900	22,545	16,961	5,470	4,271	26,702
Other Europe	2,804	22,484	260	25,548	2,723	22,430	306	25,459
Israel	10,059	164	—	10,223	8,094	126	—	8,220
Asia	10,899	6,218	5,095	22,212	17,985	6,987	3,547	28,519
Canada	—	101	10,859	10,960	—	—	11,897	11,897
Total	$58,283	$56,292	$43,567	$158,142	$72,992	$63,120	$43,554	$179,666

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Test & Measurement	$13,968	$18,705	$29,618	$37,369
Avionics, Military & Space	6,199	8,284	13,188	19,991
Transportation	11,813	13,031	26,183	25,503
Other Markets	17,953	18,417	33,924	37,722
Industrial Weighing	9,629	12,027	19,443	23,053
General Industrial	4,845	5,417	10,164	10,215
Steel	12,952	14,921	25,622	25,813
Total	$77,359	$90,802	$158,142	$179,666

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

Note 2 – Revenues (continued)

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2023	$2,989	$8,712
Balance at June 29, 2024	4,442	8,347
Increase (decrease)	$1,453	$(365)
The amount of revenue recognized during the six fiscal months ended June 29, 2024 that was included in the contract liability balance at December 31, 2023 was $4.6 million.

Note 3 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2023	$45,734	$6,488	$16,902	$16,033	$6,311
Foreign currency translation adjustment	$(243)	$(229)	$(14)	$—	$—
Balance at June 29, 2024	$45,491	$6,259	$16,888	$16,033	$6,311

Note 4 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms ranging from less than one year to twelve years, four months
The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	June 29, 2024	December 31, 2023
Assets
Operating lease right of use asset	$26,084	$26,953

Liabilities
Operating lease - current	$4,089	$4,004
Operating lease - non-current	$21,297	$22,625
Other information related to lease term and discount rate is as follows:

June 29, 2024
Operating leases weighted average remaining lease term (in years)	7.40 years
Operating leases weighted average discount rate	5.02%

The components of lease expense are as follows (in thousands):

Note 4 - Leases (continued)

	Fiscal quarter ended		Six Fiscal Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$1,321	$1,247	$2,704	$2,491
Short-term lease cost	7	45	25	91
Sublease income	(111)	(98)	(224)	(198)
Total net lease cost	$1,217	$1,194	$2,505	$2,384

Right of use assets obtained in exchange for new operating lease liability during the six fiscal months ended June 29, 2024 were $0.2 million. The Company paid $1.3 million and $2.5 million for its operating leases for each of the six fiscal months ended June 29, 2024 and July 1, 2023, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of June 29, 2024 are summarized as follows (in thousands):

2024 (excluding the six months ended June 29, 2024)	$2,574
2025	4,725
2026	4,029
2027	3,644
2028	3,425
Thereafter	11,859
Total future minimum lease payments	$30,256
Less: amount representing interest	(4,870)
Present value of future minimum lease payments	$25,386
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate was 33.3% and 28.8% for the fiscal quarter ended June 29, 2024, and July 1, 2023, respectively. The effective tax rate for the fiscal quarter ended June 29, 2024 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended July 1, 2023 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 29, 2024	December 31, 2023
2020 Credit Agreement - Revolving Facility	$32,000	$32,000
Deferred financing costs	(86)	(144)
Total long-term debt	$31,914	$31,856
Less: current portion	31,914	—
Long-term debt, less: current portion	$—	$31,856

Note 6 - Long-Term Debt (continued)
2020 Credit Agreement
On March 20, 2020, the Company entered into a Third Amended and Restated Credit Agreement (the “2020 Credit Agreement”) among the Company, the lenders named therein, Citizens Bank, National Association and Wells Fargo Bank, National Association as joint lead arrangers and JPMorgan Chase Bank, National Association as agent for such lenders (the “Agent”), pursuant to which the terms of the Company’s multi-currency, secured credit facility were revised to provide a secured revolving facility (the “2020 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the Credit Agreement. The proceeds of the 2020 Revolving Facility may be used on an ongoing basis for working capital and general corporate purposes. The aggregate principal amount of the 2020 Revolving Facility may be increased by a maximum of

$25.0 million upon the request of the Company, subject to the terms of the 2020 Credit Agreement. The 2020 Credit Agreement terminates on March 20, 2025. Because the Credit Agreement expires less than one year from the end of the first fiscal quarter of 2024, the outstanding balance of long-term debt has been reclassified as a current liability.
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

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2024	$(39,262)	$393	$(38,869)
Other comprehensive income before reclassifications	(7,488)	—	(7,488)
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Balance at June 29, 2024	$(46,750)	$385	$(46,365)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2023	$(41,489)	$589	$(40,900)
Other comprehensive income before reclassifications	(178)	—	(178)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Balance at July 1, 2023	$(41,667)	$591	$(41,076)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 8 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended June 29, 2024		Fiscal quarter ended July 1, 2023
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$66	$4	$68	$4
Interest cost	190	27	192	28
Expected return on plan assets	(209)	—	(214)	—
Amortization of actuarial losses (gains)	4	(3)	7	(6)
Net periodic benefit cost	$51	$28	$53	$26

	Six Fiscal Months Ended June 29, 2024		Six Fiscal Months Ended July 1, 2023
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$133	$8	$137	$8
Interest cost	$381	$54	$382	$56
Expected return on plan assets	$(419)	$—	$(426)	$—
Amortization of actuarial losses (gains)	$9	$(6)	$15	$(12)
Net periodic benefit cost	$104	$56	$108	$52

Note 9 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At June 29, 2024, the Company had reserved 444,824 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
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

On May 22, 2024, and in accordance with the Company's 2024 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 14,826 RSUs to the independent board members of the Board of Directors. The awards have an aggregate grant-date fair value of $0.5 million and will vest on or before the 2025 Annual Stockholders Meeting in May 2025, subject to each applicable director's continued service on the Board of Directors. Vesting of equity awards is subject to acceleration under certain circumstances.

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

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Share-based compensation expense	$292	$548	$953	$1,229
During the second quarter of 2024, a net adjustment of $0.3 million decreasing share-based compensation expense was recorded based on the evaluation of performance objectives associated with awards granted in 2022, 2023 and 2024. It was determined that certain objectives were not likely to be fully met necessitating a reversal of certain compensation expenses associated with those awards.
Note 10 – Segment Information
VPG reports in three reporting segments: Sensors, Weighing Solutions, and Measurement Systems. The Sensors segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force torque, and pressure. The Measurement Systems segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
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
The following table sets forth reporting segment information (in thousands):

Note 10 - Segment Information (continued)

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues:
Sensors	$28,869	$36,266	$58,283	$72,992
Weighing Solutions	27,447	31,261	56,292	63,120
Measurement Systems	21,043	23,275	43,567	43,554
Total	$77,359	$90,802	$158,142	$179,666

Gross profit:
Sensors	$11,066	$14,549	$21,798	$29,693
Weighing Solutions	10,310	12,107	21,577	23,236
Measurement Systems	11,031	12,056	24,125	22,982
Total	$32,407	$38,712	$67,500	$75,911

Reconciliation of segment operating income to consolidated results:
Sensors	$6,125	$9,567	$11,622	$19,500
Weighing Solutions	4,138	6,161	8,935	11,501
Measurement Systems	3,555	4,769	9,940	8,641
Unallocated G&A expenses	(7,912)	(8,540)	(16,891)	(17,645)
Restructuring costs	—	(162)	(782)	(278)
Operating income	$5,906	$11,795	$12,824	$21,719

Restructuring costs:
Sensors	$—	$—	$(542)	$—
Weighing Solutions	—	(162)	—	(196)
Measurement Systems	—	—	—	(32)
Corporate/Other	—	—	(240)	(50)
	$—	$(162)	$(782)	$(278)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sensors to Weighing Solutions	$522	$433	$991	$761
Sensors to Measurement Systems	6	12	13	48

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Numerator for basic earnings per share:
Net earnings attributable to VPG stockholders	$4,603	$8,236	$10,494	$15,200

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,348	13,601	13,376	13,593

Effect of dilutive securities:
Restricted stock units	41	69	52	68
Dilutive potential common shares	41	69	52	68

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,389	13,670	13,428	13,661

Basic earnings per share attributable to VPG stockholders	$0.34	$0.61	$0.78	$1.12

Diluted earnings per share attributable to VPG stockholders	$0.34	$0.60	$0.78	$1.11
Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency exchange gain	$1,287	$793	$2,877	$855
Interest income	499	356	822	722
Pension expense	(10)	(71)	(20)	(145)
Other	(75)	(59)	(118)	(138)
	$1,701	$1,019	$3,561	$1,294

Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended June 29, 2024, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Japanese yen, Israeli shekel and the Canadian dollar.

Note 12 – Additional Financial Statement Information ( continued)
For the fiscal quarter and six fiscal months ended July 1, 2023, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Canadian dollar, and the British pound.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 29, 2024	December 31, 2023
Customer advance payments	$8,347	$8,712
Accrued restructuring	171	249
Goods received, not yet invoiced	1,902	2,837
Accrued taxes, other than income taxes	1,392	1,370
Accrued commissions	4,121	4,077
Accrued professional fees	1,954	1,343
Accrued technical warranty	767	770
Current accrued pensions and other post retirement costs	510	511
Other	2,377	2,558
	$21,541	$22,427

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
June 29, 2024
Assets
Assets held in rabbi trusts	$6,138	$97	$6,041	$—

December 31, 2023
Assets
Assets held in rabbi trusts	$5,841	$59	$5,782	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money

Note 13 – Fair Value Measurements (continued)
market funds at June 29, 2024 and December 31, 2023, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at June 29, 2024 and December 31, 2023 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.0 million and $0.2 million of restructuring costs during the fiscal quarter ended June 29, 2024 and July 1, 2023, respectively and $0.8 million and $0.3 million of restructuring costs during the six fiscal months ended June 29, 2024 and July 1, 2023, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of June 29, 2024 and December 31, 2023, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2023	$249
Restructuring charges in 2024	782
Cash payments	(723)
Foreign currency exchange translation	(137)
Balance at June 29, 2024	$171

Note 15 – Stockholder's Equity
On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. From August 8, 2022 to June 29, 2024, the Company had repurchased an aggregate of 455,101 shares of its common stock under the stock repurchase plan for consideration of $14.5 million.

Note 16 – Commitments and Contingencies
During the second quarter of 2024, the Israel Tax Authority has issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.2 million), pertaining to claims of VAT between the years 2019 to 2023.
The Company believes that the liability for the assessment is not probable and intends to file an appeal against this assessment.
Given the early stage of this matter, the Company is currently unable to predict the likely outcome or estimate the potential financial impact, if any, of this matter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
VPG is a global leader in precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
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

As of August 6, 2024 (date of filing), our facilities in Israel remain open and operate at normal level. The extent and duration of the current war, the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

While sales to customers in Israel is relatively a small portion of our revenues, our operations in Israel include offices, that are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel which source approximately 25 percent of our total worldwide revenues. We have implemented a contingency plan that we believe will secure supply of materials and logistics, build safety stock of finished goods and transfer these goods to our distribution centers outside of Israel.

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

Overview of Financial Results
VPG reports in three product segments: Sensors, Weighing Solutions, and Measurement Systems. The Sensors segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force torque, and pressure. The Measurement Systems segment is comprised of highly specialized systems for steel production, materials development, and safety testing.
Net revenues for the fiscal quarter ended June 29, 2024 were $77.4 million versus $90.8 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended June 29, 2024 were $4.6 million, or $0.34 per diluted share, versus $8.2 million, or $0.60 per diluted share, for the comparable prior year period.
Net revenues for the six fiscal months ended June 29, 2024 were $158.1 million versus $179.7 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the six fiscal months ended June 29, 2024 were $10.5 million, or $0.78 per diluted share, versus $15.2 million, or $1.11 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended June 29, 2024 and July 1, 2023 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
As reported - GAAP	$32,407	$38,712	$5,906	$11,795	$4,603	$8,236	$0.34	$0.60
As reported - GAAP Margins	41.9%	42.6%	7.6%	13.0%
Acquisition purchase accounting adjustments (a)	—	41	—	41	—	41	—	—
Restructuring costs	—	—	—	162	—	162	—	0.01
Foreign currency exchange gain (b)	—	—	—	—	(1,289)	(794)	(0.10)	(0.05)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(836)	(312)	(0.06)	(0.02)
As Adjusted - Non GAAP	$32,407	$38,753	$5,906	$11,998	$4,150	$7,957	$0.31	$0.58
As Adjusted - Non GAAP Margins	41.9%	42.7%	7.6%	13.2%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Six fiscal months ended	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
As reported - GAAP	$67,501	$75,911	$12,824	$21,719	$10,494	$15,200	$0.78	$1.11
As reported - GAAP Margins	42.7%	42.3%	8.1%	12.1%
Acquisition purchase accounting adjustments (a)	—	90	—	90	—	90	—	0.01
Restructuring costs	—	—	782	278	782	278	0.06	0.02
Severance cost			347		347		0.03
Foreign currency exchange gain (b)	—	—	—	—	(2,878)	(856)	(0.21)	(0.06)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(1,074)	(280)	(0.08)	(0.02)
As Adjusted - Non GAAP	$67,501	$76,001	$13,953	$22,087	$9,819	$14,992	$0.73	$1.10
As Adjusted - Non GAAP Margins	42.7%	42.3%	8.8%	12.3%

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net earnings attributable to VPG stockholders	$4,603	$8,236	$10,494	$15,200
Interest Expense	649	1,079	1,277	2,076
Income tax expense	2,316	3,384	4,634	5,604
Depreciation	2,992	2,933	6,008	5,852
Amortization	924	934	1,851	1,873
EBITDA	11,484	$16,566	24,264	$30,605
EBITDA MARGIN	14.8%	18.2%	15.3%	17.0%
Acquisition purchase accounting adjustments (a)	—	41	—	90
Restructuring costs	—	162	782	278
Severance cost	—	—	347	—
Foreign currency exchange gain (b)	(1,289)	(794)	(2,878)	(856)
ADJUSTED EBITDA	$10,196	$15,975	$22,515	$30,117
ADJUSTED EBITDA MARGIN	13.2%	17.6%	14.2%	16.8%

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2023 through the second quarter of 2024.

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2023	2023	2023	2024	2024
Net revenues	$90,802	$85,854	$89,528	$80,783	$77,359

Gross profit margin	42.6%	41.9%	43.0%	43.4%	41.9%

End-of-period backlog	$139,700	$128,800	$117,300	$109,603	$104,858

Book-to-bill ratio	0.94	0.90	0.84	0.93	0.95

Inventory turnover	2.34	2.20	2.27	2.05	1.99

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2023	2023	2023	2024	2024
Sensors
Net revenues	$36,266	$32,532	$34,259	$29,414	$28,869
Gross profit margin	40.1%	35.9%	40.2%	36.5%	38.3%
End-of-period backlog	$58,900	$52,400	$49,000	$45,024	$41,627
Book-to-bill ratio	0.84	0.83	0.85	0.91	0.90
Inventory turnover	2.55	2.38	2.36	2.09	2.02

Weighing Solutions
Net revenues	$31,261	$28,970	$30,438	$28,845	$27,447
Gross profit margin	38.7%	38.7%	35.6%	39.1%	37.6%
End-of-period backlog	$34,300	$30,800	$28,800	$27,109	$25,077
Book-to-bill ratio	0.97	0.89	0.91	0.95	0.93
Inventory turnover	2.41	2.18	2.46	2.31	2.20

Measurement Systems
Net revenues	$23,275	$24,352	$24,831	$22,524	$21,043
Gross profit margin	51.8%	53.6%	56.0%	58.1%	52.4%
End-of-period backlog	$46,500	$45,600	$39,500	$37,470	$38,154
Book-to-bill ratio	1.06	0.98	0.73	0.94	1.04
Inventory turnover	1.94	1.94	1.87	1.62	1.65
Net revenues for the second fiscal quarter of 2024 decreased 4.2% from the first fiscal quarter of 2024 and decreased 14.8% from the second fiscal quarter of 2023 across all three reporting segments.
Net revenues in the Sensors reporting segment decreased 1.9% compared to the first fiscal quarter of 2024 and decreased 20.4% from the second fiscal quarter of 2023. Sequentially, the decrease primarily reflected lower sales of precision resistors in the Test and Measurement market, partially offset by increases in advanced sensors sales in the Other Markets mainly for consumer applications. The year-over-year decrease in Sensors reporting segment revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement and Avionics, Military and Space (AMS) markets, partially offset by increases in advanced sensors sales in the Other markets, mainly for consumer applications. Sequentially, the decrease primarily reflected lower sales of precision resistors in the Test and Measurement market, partially offset by increases in advanced sensors sales in the Other markets, mainly for consumer applications.
Net revenues in the Weighing Solutions reporting segment decreased 4.8% from the first fiscal quarter of 2024 and decreased 12.2% from the second fiscal quarter of 2023. Sequentially, the decreases in revenues was primarily attributable to lower sales in the Transportation market. The year-over-year decrease in revenues was mainly attributable to lower sales of load cells in our Other markets, primarily for precision agriculture and medical applications, and in our Industrial Weighing market.
Net revenues in the Measurement Systems reporting segment decreased 6.6% from the first fiscal quarter of 2024 and decreased 9.6% from the second fiscal quarter of 2023. Sequentially, the decrease in revenue was primarily due to lower sales of Diversified Technical Systems Inc. ("DTS") products in the AMS and Transportation markets. The year-over-year decrease was primarily attributable to decreased revenue in the Steel and the Transportation markets.
Overall gross profit margin in the second fiscal quarter of 2024 decreased 1.5% as compared to the first fiscal quarter of 2024 and decreased 0.7% from the second fiscal quarter of 2023.
Sequentially, the decrease in the gross profit margin in the Measurements Systems and Weighing Solutions reporting segments was partially offset by an increase in the gross profit margin in the Sensors reporting segment.
In the Sensors reporting segment, sequentially, the higher gross profit margin was primarily due to improved operational efficiencies.

In the Weighing Solutions reporting segment, the sequential decrease in gross profit margin was primarily due to lower volume. The sequential decrease in the gross profit margins in the Measurement Systems reporting segment was a result of lower volume with an unfavorable product mix.
Compared to the second fiscal quarter of 2023, the Measurement Systems reporting segment had higher gross profit margins, while the Sensors and Weighing Solutions reporting segments had a lower gross profit margin.
The Sensors reporting segment had a lower gross profit margin due to lower volume partially offset by improved efficiencies and cost reduction programs .
The Weighing Solutions reporting segment had a lower gross profit margin as compared to 2023 primarily due to lower volume. In the Measurement Systems reporting segment, the gross profit margin was slightly higher as compared to the second fiscal quarter of 2023 primarily due to favorable product mix.
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

Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended June 29, 2024, exchange rates decreased net revenues by $0.7 million, and decreased costs of products sold and selling, general, and administrative expenses by $0.7 million, when compared to the comparable prior year period.
For the six fiscal months ended June 29, 2024, exchange rates decreased net revenues by $0.9 million, and decreased costs of products sold and selling, general, and administrative expenses by $1.6 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Costs of products sold	58.1%	57.4%	57.3%	57.7%
Gross profit	41.9%	42.6%	42.7%	42.3%
Selling, general, and administrative expenses	34.3%	29.5%	34.1%	30.0%
Operating income	7.6%	13.0%	8.1%	12.1%
Income before taxes	9.0%	12.9%	9.6%	11.7%
Net earnings	6.0%	9.2%	6.6%	8.5%
Net earnings attributable to VPG stockholders	6.0%	9.1%	6.6%	8.5%

Effective tax rate	33.3%	28.8%	30.7%	26.8%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$77,359	$90,802	$158,142	$179,666
Change versus comparable prior year period	$(13,443)		$(21,524)
Percentage change versus prior year period	(14.8)%		(12.0)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(14.4)%	(11.9)%
Change in average selling prices	0.3%	0.5%
Foreign currency effects	(0.7)%	(0.6)%
Net change	(14.8)%	(12.0)%
During the fiscal quarter and six fiscal months ended June 29, 2024, net revenues decreased 14.8% and 12.0%, respectively, as compared to the comparable prior year periods, due to lower volume across all three reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross profit margin	41.9%	42.6%	42.7%	42.3%
The gross profit margin for the fiscal quarter ended June 29, 2024 decreased 0.7% and for the six fiscal months ended June 29, 2024 increased 0.4% as compared to the comparable prior year periods. For the fiscal quarter period, the Measurement Systems reporting segment had higher gross profit margins, while the Sensors and Weighing Solutions reporting segments had a lower gross profit margin. For the six month period ended June 29, 2024, the Measurement Systems and Weighing Solutions reporting segments had higher gross profit margins, while the Sensors reporting segment had a lower gross profit margin.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$28,869	$36,266	$58,283	$72,992
Change versus comparable prior year period	$(7,397)		$(14,709)
Percentage change versus prior year period	(20.4)%		(20.2)%
Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(19.8)%	(20.0)%
Change in average selling prices	0.7%	1.0%
Foreign currency effects	(1.3)%	(1.2)%
Net change	(20.4)%	(20.2)%
The Sensors segment revenue of $28.9 million in the second fiscal quarter of 2024 decreased 20.4% from $36.3 million in the second fiscal quarter of 2023; sequentially, revenue decreased 1.9% compared to $29.4 million in the first fiscal quarter of 2024. The year-over-year decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement and Avionics, Military and Space (AMS) markets, partially offset by increases in advanced sensors sales in the Other markets, mainly for consumer applications. Sequentially, the decrease primarily reflected lower sales of precision resistors in the Test and Measurement market, partially offset by increases in advanced sensors sales in the Other markets, mainly for consumer applications.Sequentially, the decrease primarily reflected lower sales of precision resistors in the Test and Measurement market, partially offset by increases in advanced sensors sales in the Other markets, mainly for consumer applications.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross profit margin	38.3%	40.1%	37.4%	40.7%
Gross profit margin for the Sensors segment was 38.3% for the second fiscal quarter of 2024. Gross profit margin decreased compared to 40.1% in the second fiscal quarter of 2023, and increased compared to 36.5% in the first fiscal quarter of 2024. The year-over-year decrease in gross profit margin was primarily due to lower volume, partially offset by improved efficiencies and cost reduction programs. Sequentially, the higher gross profit margin was primarily due to improved efficiencies.
Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$27,447	$31,261	$56,292	$63,120
Change versus comparable prior year period	$(3,814)		$(6,828)
Percentage change versus prior year period	(12.2)%		(10.8)%
Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(11.8)%	(11.1)%
Change in average selling prices	(0.4)%	0.1%
Foreign currency effects	0.0%	0.2%
Net change	(12.2)%	(10.8)%
The Weighing Solutions segment revenue of $27.4 million in the second fiscal quarter of 2024 decreased 12.2% compared to $31.3 million in the second fiscal quarter of 2023 and was 4.8% lower than $28.8 million in the first fiscal quarter of 2024. The year-over-year decline in revenues was mainly attributable to lower sales of load cells in our Other markets, primarily for precision agriculture and medical applications, and in our Industrial Weighing market. Sequentially, the decreases in revenues was primarily attributable to lower sales in the Transportation market.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross profit margin	37.6%	38.7%	38.3%	36.8%
Gross profit margin for the Weighing Solutions segment was 37.6% for the second fiscal quarter of 2024, which decreased compared to 38.7% in the second fiscal quarter of 2023, and decreased compared to 39.1% in the first fiscal quarter of 2024. The year-over-year and sequential decrease in gross profit margin were primarily due to lower volume.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenues	$21,043	$23,275	$43,567	$43,554
Change versus comparable prior year period	$(2,232)		$13
Percentage change versus prior year period	(9.6)%		0.0%
Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(9.4)%	0.3%
Change in average selling prices	0.5%	0.5%
Foreign currency effects	(0.7)%	(0.8)%
Net change	(9.6)%	0.0%

The Measurement Systems segment revenue of $21.0 million in the second fiscal quarter of 2024 decreased 9.6% year-over-year from $23.3 million in the second fiscal quarter of 2023 and was 6.6% lower than $22.5 million in the first fiscal quarter of 2024. The year-over-year decrease was primarily attributable to decreased revenue in the Steel and the Transportation markets. Sequentially, the decrease in revenue was primarily due to lower sales of Diversified Technical Systems Inc. ("DTS") products in the AMS and Transportation markets.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross profit margin	52.4%	51.8%	55.4%	52.8%
Gross profit margin for the Measurement Systems segment was 52.4%, compared to 51.8% (or 52.0% adjusted to exclude $41.0 thousand of purchase accounting adjustment related to the DTS and DSI acquisitions), in the second fiscal quarter of 2023, and 58.1% in the first fiscal quarter of 2024. The year-over-year adjusted gross profit margin* was slightly higher due to product mix. The sequentially lower adjusted gross profit margin reflected lower volume with an unfavorable product mix.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Six fiscal months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total SG&A expenses	$26,501	$26,755	$53,895	$53,914

As a percentage of net revenues	34.3%	29.5%	34.1%	30.0%
SG&A expenses for the fiscal quarter and six fiscal months ended June 29, 2024 decreased $0.3 million and $0.0 million, respectively, compared to the comparable prior year periods.
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
The Company recorded $0.0 million and $0.2 million of restructuring costs during the fiscal quarter ended June 29, 2024 and July 1, 2023, respectively, and $0.8 million and $0.3 million of restructuring costs during the six fiscal months ended June 29, 2024 and July 1, 2023, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.
Other Income (Expense)
Interest expense for the fiscal quarter and six fiscal months ended June 29, 2024 was lower when compared with the comparable prior year periods mainly due to lower debt balance outstanding as a result of debt payments made in the second half of 2023.

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	June 29, 2024	July 1, 2023	Change
Foreign currency exchange gain	$1,287	$793	$494
Interest income	499	356	143
Pension expense	(10)	(71)	61
Other	(75)	(59)	(16)
	$1,701	$1,019	$682

	Six fiscal months ended
	June 29, 2024	July 1, 2023	Change
Foreign currency exchange gain	$2,877	$855	$2,022
Interest income	822	722	100
Pension expense	(20)	(145)	125
Other	(118)	(138)	20
	$3,561	$1,294	$2,267
Foreign currency exchange gains represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and six fiscal months ended June 29, 2024, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese Yen, the Canadian dollar and the British pound.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended June 29, 2024 was 33.3% compared to 28.8% for the fiscal quarter ended July 1, 2023. The effective tax rate for the fiscal quarter ended June 29, 2024 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets. The effective tax rate for the six fiscal months ended June 29, 2024 was 30.7% compared to 26.8% for the six fiscal months ended July 1, 2023. The effective tax rate for the six fiscal months ended June 29, 2024 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets.
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
The obligations of the Company under the 2020 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2020 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2020 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at June 29, 2024. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the six fiscal months ended June 29, 2024, cash provided by operating activities was $13.9 million compared to $18.2 million in the comparable prior year period. Our net cash used in investing activities for the six fiscal months ended June 29, 2024 was lower compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the six fiscal months ended June 29, 2024 was significantly higher when compared with the prior year period due to the stock repurchases made during the period.
Approximately 91% and 92% of our cash and cash equivalents balance at June 29, 2024 and December 31, 2023, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at June 29, 2024 and December 31, 2023:

	June 29, 2024	December 31, 2023
Israel	40%	36%
Asia	24%	22%
Europe	13%	14%
France	9%	9%
United States	9%	8%
Canada	5%	11%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of June 29, 2024, to be indefinitely reinvested.
Adjusted free cash flow generated during the six fiscal months ended June 29, 2024, was $9.0 million. We refer to the amount of cash provided by operating activities ($13.9 million) in excess of our capital expenditures ($5.2 million) and net of proceeds from the sale of assets ($0.8 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at June 29, 2024 and December 31, 2023 (in thousands):

	June 29, 2024	December 31, 2023
Cash and cash equivalents	$84,128	$83,965

Third-party debt, including current and long-term:
Revolving debt	32,000	32,000
Deferred financing costs	(86)	(144)
Total third-party debt	31,914	31,856
Net cash	$52,214	$52,109
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
Our financial condition as of June 29, 2024 remains strong, with a current ratio (current assets to current liabilities) of 2.7 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2023.
Cash paid for property and equipment for the six fiscal months ended June 29, 2024 was $5.2 million compared to $6.9 million in the comparable prior year period.
As of June 29, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended June 29, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended June 29, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
March 31, 2024 -May 1, 2024	23,957	33.82	23,957	217,652
May 2, 2024 - June 2, 2024	33,798	$32.54	33,798	183,854
June 3, 2024- June 29, 2024	38,955	31.46	38,955	144,899
Total	96,710		96,710	144,899
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was set to expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. As of June 29, 2024, the Company had repurchased 455,101 shares under the Stock Repurchase Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
During the fiscal quarter ended June 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. EXHIBITS

10.1	Vishay Precision Group, Inc. 2024 Non-Employee Director Compensation Plan
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 29, 2024, furnished in XBRL (eXtensible Business Reporting Language).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: August 6, 2024