Form 10-Q
period 2024-09-28
Vishay Precision Group, Inc.
filed 2024-11-05
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         September 28, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 5, 2024, the registrant had 12,215,668 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
September 28, 2024

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	September 28, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,077	$83,965
Accounts receivable, net	52,821	56,438
Inventories:
Raw materials	34,027	33,973
Work in process	28,275	26,594
Finished goods	26,000	27,572
Inventories, net	88,302	88,139

Prepaid expenses and other current assets	20,137	14,520
Total current assets	242,337	243,062

Property and equipment:
Land	4,186	4,154
Buildings and improvements	73,759	72,952
Machinery and equipment	133,281	131,738
Software	10,198	9,619
Construction in progress	10,761	11,379
Accumulated depreciation	(145,391)	(139,206)
Property and equipment, net	86,794	90,636

Goodwill	45,610	45,734
Intangible assets, net	41,807	44,634
Operating lease right-of-use assets	25,239	26,953
Other assets	20,739	20,547
Total assets	$462,526	$471,566

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	September 28, 2024	December 31, 2023
Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$9,986	$11,698
Payroll and related expenses	17,819	18,971
Other accrued expenses	21,989	22,427
Income taxes	1,150	4,524
Current portion of operating lease liabilities	4,053	4,004
Total current liabilities	54,997	61,624

Long-term debt	31,383	31,856
Deferred income taxes	3,645	3,490
Operating lease liabilities	20,645	22,625
Other liabilities	14,145	14,770
Accrued pension and other postretirement costs	7,054	7,276
Total liabilities	131,869	141,641

Equity:
Common stock	1,336	1,330
Class B convertible common stock	103	103
Treasury stock	(25,335)	(17,460)
Capital in excess of par value	202,872	202,672
Retained earnings	191,209	182,066
Accumulated other comprehensive loss	(39,564)	(38,869)
Total Vishay Precision Group, Inc. stockholders' equity	330,621	329,842
Noncontrolling interests	36	83
Total equity	330,657	329,925
Total liabilities and equity	$462,526	$471,566
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	September 28, 2024	September 30, 2023
Net revenues	$75,727	$85,854
Costs of products sold	45,467	49,919
Gross profit	30,260	35,935

Selling, general and administrative expenses	26,337	26,558
Restructuring costs	82	1,153
Operating income	3,841	8,224

Other (expense) income :
Interest expense	(648)	(1,119)
Other	(2,646)	1,671
Other (expense) income	(3,294)	552

Income before taxes	546	8,776

Income tax expense	1,874	2,419

Net (loss) earnings	(1,328)	6,357
Less: net earnings attributable to noncontrolling interests	23	77
Net (loss) earnings attributable to VPG stockholders	$(1,351)	$6,280

Basic (loss) earnings per share attributable to VPG stockholders	$(0.10)	$0.46
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.10)	$0.46

Weighted average shares outstanding - basic	13,254	13,600
Weighted average shares outstanding - diluted	13,254	13,686

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023
Net revenues	$233,869	$265,520
Costs of products sold	136,108	153,674
Gross profit	97,761	111,846

Selling, general and administrative expenses	80,232	80,472
Restructuring costs	864	1,431
Operating income	16,665	29,943

Other (expense) income :
Interest expense	(1,925)	(3,195)
Other	915	2,965
Other (expense) income	(1,010)	(230)

Income before taxes	15,654	29,713

Income tax expense	6,508	8,023

Net earnings	9,146	21,690
Less: net earnings attributable to noncontrolling interests	3	210
Net earnings attributable to VPG stockholders	$9,143	$21,480

Basic earnings per share attributable to VPG stockholders	$0.68	$1.58
Diluted earnings per share attributable to VPG stockholders	$0.68	$1.57

Weighted average shares outstanding - basic	13,367	13,596
Weighted average shares outstanding - diluted	13,405	13,670
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	September 28, 2024	September 30, 2023
Net (loss) earnings	$(1,328)	$6,357

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,809	(3,653)
Pension and other postretirement actuarial items	(8)	—
Other comprehensive income (loss)	6,801	(3,653)

Comprehensive income	5,473	2,704

Less: comprehensive income attributable to noncontrolling interests	23	77

Comprehensive income attributable to VPG stockholders	$5,450	$2,627

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023
Net earnings	$9,146	$21,690

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(679)	(3,831)
Pension and other postretirement actuarial items	(16)	2
Other comprehensive loss	(695)	(3,829)

Comprehensive income	8,451	17,861

Less: comprehensive income attributable to noncontrolling interests	3	210

Comprehensive income attributable to VPG stockholders	$8,448	$17,651

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023
Operating activities
Net earnings	$9,146	$21,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,771	11,559
Loss (gain) on sale of property and equipment	(154)	38
Share-based compensation expense	1,060	1,885
Inventory write-offs for obsolescence	1,722	1,567
Deferred income taxes	512	691
Foreign currency impacts and other items	(1,213)	(2,755)
Net changes in operating assets and liabilities:
Accounts receivable	3,340	1,604
Inventories	(1,816)	(7,811)
Prepaid expenses and other current assets	(5,576)	1,990
Trade accounts payable	(743)	(1,151)
Other current liabilities	(3,921)	(1,082)
Other non current assets and liabilities, net	(767)	(170)
Accrued pension and other postretirement costs, net	(322)	(945)
Net cash provided by operating activities	13,039	27,110

Investing activities
Capital expenditures	(6,965)	(9,848)
Proceeds from sale of property and equipment	647	50
Purchase of short term investment	—	(1,000)
Net cash used in investing activities	(6,318)	(10,798)

Financing activities
Payments on revolving facility	—	(7,000)
Debt issuance costs	(569)	—
Purchase of treasury stock	(7,815)	(1,196)
Distributions to noncontrolling interests	(50)	(138)
Payments of employee taxes on certain share-based arrangements	(860)	(825)
Net cash used in financing activities	(9,294)	(9,159)
Effect of exchange rate changes on cash and cash equivalents	(315)	(1,083)
(Decrease) Increase in cash and cash equivalents	(2,888)	6,070
Cash and cash equivalents at beginning of period	83,965	88,562
Cash and cash equivalents at end of period	$81,077	$94,632

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$1,354	$1,204
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	60	—
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended September 28, 2024
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 29, 2024	$1,336	$103	$(23,388)	$202,765	$192,560	$(46,365)	$327,011	$23	$327,034
Net (loss) earnings	—	—	—	—	(1,351)	—	(1,351)	23	(1,328)
Other comprehensive income	—	—	—	—	—	6,801	6,801	—	6,801
Share-based compensation expense	—	—	—	107	—	—	107	—	107
Purchase of treasury stock. (63,227 shares)	—	—	(1,928)	—	—	—	(1,928)	—	(1,928)
Excise tax on net share repurchase	—	—	(19)	—	—	—	(19)	—	(19)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balance at September 28, 2024	$1,336	$103	$(25,335)	$202,872	$191,209	$(39,564)	$330,621	$36	$330,657

	Fiscal quarter ended September 30, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at July 1, 2023	$1,330	$103	$(11,924)	$201,611	$171,559	$(41,076)	$321,603	$62	$321,665
Net earnings	—	—	—	—	6,280	—	6,280	77	6,357
Other comprehensive loss	—	—	—	—	—	(3,653)	(3,653)	—	(3,653)
Share-based compensation expense	—	—	—	656	—	—	656	—	656
Purchase of treasury stock. (22,894 shares)	—	—	(776)	—	—	—	(776)	—	(776)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(92)	(92)
Balance at September 30, 2023	$1,330	$103	$(12,700)	$202,267	$177,839	$(44,729)	$324,110	$47	$324,157
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended September 28, 2024
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
Net earnings	—	—	—	—	9,143	—	9,143	3	9,146
Other comprehensive loss	—	—	—	—	—	(695)	(695)	—	(695)
Share-based compensation expense	—	—	—	1,060	—	—	1,060	—	1,060
Restricted stock issuances (55,219 shares)	6	—	—	(860)	—	—	(854)	—	(854)
Purchase of treasury stock (244,702 shares)	—	—	(7,815)	—	—	—	(7,815)	—	(7,815)
Excise tax on net share repurchase	—	—	(60)	—	—	—	(60)	—	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(50)	(50)
Balance at September 28, 2024	$1,336	$103	$(25,335)	$202,872	$191,209	$(39,564)	$330,621	$36	$330,657

	Nine Fiscal Months Ended September 30, 2023
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG, Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	21,480	—	21,480	210	21,690
Other comprehensive loss	—	—	—	—	—	(3,829)	(3,829)	—	(3,829)
Share-based compensation expense	—	—	—	1,885	—	—	1,885	—	1,885
Restricted stock issuances (47,189 shares)	5	—	—	(782)	—	—	(777)	—	(777)
Purchase of treasury stock (35,206 shares)	—	—	(1,196)	—	—	—	(1,196)	—	(1,196)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(138)	(138)
Balance at September 30, 2023	$1,330	$103	$(12,700)	$202,267	$177,839	$(44,729)	$324,110	$47	$324,157
See accompanying notes.

Vishay Precision Group, Inc.
Notes to Unaudited Consolidated Condensed Financial Statements
Note 1 – Basis of Presentation
Background
Vishay Precision Group, Inc. (“VPG” or the “Company”) is a global leader in precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses..
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024. The results of operations for the fiscal quarter ended September 28, 2024 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2024 and 2023 end on the following dates:

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

Note 1 – Basis of Presentation (continued)

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended September 28, 2024				Fiscal quarter ended September 30, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$10,068	$11,154	$14,751	$35,973	$11,860	$12,622	$15,520	$40,002
Germany	6,193	1,913	181	8,287	6,731	2,198	674	9,603
Other Europe	1,282	9,104	197	10,583	1,564	11,006	120	12,690
Israel	5,179	102	—	5,281	4,773	89	—	4,862
Asia	5,479	2,901	1,778	10,158	7,604	3,054	2,899	13,557
Canada	—	—	5,445	5,445	—	—	5,140	5,140
Total	$28,201	$25,174	$22,352	$75,727	$32,532	$28,969	$24,353	$85,854

	Nine Fiscal Months Ended September 28, 2024				Nine Fiscal Months Ended September 30, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$29,931	$33,491	$39,204	$102,626	$39,089	$40,729	$39,053	$118,871
Germany	20,850	6,901	3,081	30,832	23,693	7,668	4,945	36,306
Other Europe	4,086	31,588	458	36,132	4,286	33,437	425	38,148
Israel	15,238	267	—	15,505	12,867	215	—	13,082
Asia	16,378	9,119	6,873	32,370	25,589	10,041	6,446	42,076
Canada	—	101	16,303	16,404	—	—	17,037	17,037
Total	$86,483	$81,467	$65,919	$233,869	$105,524	$92,090	$67,906	$265,520

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Test & Measurement	$14,337	$17,080	$43,955	$54,449
Avionics, Military & Space	8,581	8,294	21,769	28,285
Transportation	12,802	15,490	38,985	40,993
Other Markets	14,826	16,402	48,750	54,124
Industrial Weighing	8,578	10,533	28,021	33,586
General Industrial	4,538	4,643	14,702	14,858
Steel	12,065	13,412	37,687	39,225
Total	$75,727	$85,854	$233,869	$265,520

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

Note 2 – Revenues (continued)

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2023	$2,989	$8,712
Balance at September 28, 2024	5,005	8,272
Increase (decrease)	$2,016	$(440)
The amount of revenue recognized during the nine fiscal months ended September 28, 2024 that was included in the contract liability balance at December 31, 2023 was $7.2 million.

Note 3 – Goodwill
The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		KELK Acquisition	DSI Acquisition	DTS Acquisition	Stress-Tek Acquisition
Balance at December 31, 2023	$45,734	$6,488	$16,902	$16,033	$6,311
Foreign currency translation adjustment	$(124)	$(126)	$2	$—	$—
Balance at September 28, 2024	$45,610	$6,362	$16,904	$16,033	$6,311

Note 4 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms ranging from less than one year to twelve years, four months
The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	September 28, 2024	December 31, 2023
Assets
Operating lease right of use asset	$25,239	$26,953

Liabilities
Operating lease - current	$4,053	$4,004
Operating lease - non-current	$20,645	$22,625
Other information related to lease term and discount rate is as follows:

September 28, 2024
Operating leases weighted average remaining lease term (in years)	7.23 years
Operating leases weighted average discount rate	5.03%

The components of lease expense are as follows (in thousands):

Note 4 - Leases (continued)

	Fiscal quarter ended		Nine Fiscal Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$1,319	$1,331	$4,024	$3,822
Short-term lease cost	6	24	31	115
Sublease income	(111)	(95)	(334)	(293)
Total net lease cost	$1,214	$1,260	$3,721	$3,644

Right of use assets obtained in exchange for new operating lease liability during the nine fiscal months ended September 28, 2024 were $1.5 million. The Company paid $3.9 million and $3.8 million for its operating leases for each of the nine fiscal months ended September 28, 2024 and September 30, 2023, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of September 28, 2024 are summarized as follows (in thousands):

2024 (excluding the nine months ended September 28, 2024)	$1,302
2025	4,787
2026	4,099
2027	3,698
2028	3,465
Thereafter	11,953
Total future minimum lease payments	$29,304
Less: amount representing interest	(4,606)
Present value of future minimum lease payments	$24,698
Note 5 – Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate was 343.2% and 27.6% for the fiscal quarter ended September 28, 2024, and September 30, 2023, respectively. The effective tax rate for the fiscal quarter ended September 28, 2024 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended September 30, 2023 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.
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
Note 6 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 28, 2024	December 31, 2023
Credit Agreement - Revolving Facility	$32,000	$32,000
Deferred financing costs	(617)	(144)
Total long-term debt	$31,383	$31,856

Note 6 - Long-Term Debt (continued)

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
On May 5, 2023, the Company entered into Amendment No. 1 to Third Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) amending the Third Amended and Restated Credit Agreement, dated March 20, 2020. The primary purpose of the changes made in the Credit Agreement Amendment was to update the interest rate provisions to replace LIBOR with SOFR for U.S. dollar denominated loans as well as update the other applicable reference borrowing rates for foreign currency loans which took effect on June 15, 2023. Interest payable on amounts borrowed under the 2020 Revolving Facility, taking into account the effect of the Credit Agreement Amendment, is based upon the following: (a) for revolving credit loans denominated in US Dollars, the SOFR rate plus applicable credit spread; and (b) for revolving credit loans denominated in foreign currencies, at other applicable local reference rates plus an interest margin. Depending upon the Company’s leverage ratio, an interest rate margin ranging from 1.50% to 2.75% per annum is added to the applicable SOFR rate to determine the interest payable on the SOFR loans. The Company is required to pay a quarterly fee of 0.25% per annum to 0.40% per annum on the unused portion of the 2020 Revolving Facility, which is determined based on the Company’s leverage ratio each quarter. Additional customary fees apply with respect to letters of credit.
On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A, as agent for such lenders, pursuant to which the 2020 Credit Agreement, was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multi-currency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the 2020 Revolving Facility. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.

Amounts borrowed under the 2024 Revolving Facility accrue interest in an amount equal to a floating rate plus a specified margin. Such floating rates are (i) for loans denominated in US Dollars, at the Company’s option, either (a) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a 1.00% floor (the “US Base Rate”), or (b) the SOFR, (ii) for loans denominated in Canadian Dollars, at the Company’s option, either (x) the greatest of: the PRIMCAN Index rate, the average 30 day rate for loans accruing interest based on the Canadian Overnight Repo Rate Average (“CORRA”) (the “Canadian Base Rate”), or (y) CORRA, (iii) for loans denominated in Pounds Sterling, the Sterling Overnight Index Average (“SONIA”), (iv) for loans denominated in Euros, the Euro Interbank Offered Rate (“EURIBOR"), and (v) for loans denominated in Japanese Yen, the Tokyo Interbank Offered Rate (“TIBOR”). The specified interest margin for US Base Rate Loans and Canadian Base Rate Loans is 0.25%. Depending upon the Company’s leverage ratio, the interest rate margin for loans based on SOFR, CORRA, SONIA, EURIBOR and TIBOR ranges from 1.75% to 3.00% per annum. The Company is required to pay a quarterly fee of 0.20% per annum to 0.40% per annum on the unused portion of the 2024 Revolving Facility, which is also determined based on the Company’s leverage ratio. Additional customary fees apply with respect to letters of credit.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of a specified interest coverage ratio and a leverage ratio, each tested as of the last day of each fiscal quarter. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Credit Agreement could become immediately payable.

Note 7 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2024	$(39,262)	$393	$(38,869)
Other comprehensive loss before reclassifications	(679)	—	(679)
Amounts reclassified from accumulated other comprehensive loss	—	(16)	(16)
Balance at September 28, 2024	$(39,941)	$377	$(39,564)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2023	$(41,489)	$589	$(40,900)
Other comprehensive loss before reclassifications	(3,831)	—	(3,831)
Amounts reclassified from accumulated other comprehensive income	—	2	2
Balance at September 30, 2023	$(45,320)	$591	$(44,729)
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
Note 8 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

Note 8 - Pension and Other Postretirement Benefits ( continued)

	Fiscal quarter ended September 28, 2024		Fiscal quarter ended September 30, 2023
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$66	$4	$67	$4
Interest cost	191	27	193	28
Expected return on plan assets	(211)	—	(216)	—
Amortization of actuarial losses (gains)	4	(3)	7	(6)
Net periodic benefit cost	$50	$28	$51	$26

	Nine Fiscal Months Ended September 28, 2024		Nine Fiscal Months Ended September 30, 2023
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$199	$12	$204	$12
Interest cost	$572	$81	$575	$84
Expected return on plan assets	$(630)	$—	$(642)	$—
Amortization of actuarial losses (gains)	$13	$(9)	$22	$(18)
Net periodic benefit cost	$154	$84	$159	$78

Note 9 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At September 28, 2024, the Company had reserved 442,558 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
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

Note 9 - Share-Based Compensation (continued)
On August 14, 2024, and in accordance with the Company's 2024 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 1,835 RSUs to an independent board member of the Board of Directors in connection with his appointment to the Board of Directors. The award had an aggregate grant-date fair value of $0.06 million and will vest on or before the 2025 Annual Stockholders Meeting in May 2025, subject to such independent director's continued service on the Board of Directors. Vesting of such equity awards is subject to acceleration under certain circumstances.
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

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Share-based compensation expense	$107	$656	$1,060	$1,885
During the fiscal third quarter of 2024, a net adjustment of $0.5 million decreasing share-based compensation expense was recorded based on the evaluation of performance objectives associated with awards granted in 2022, 2023 and 2024. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expenses associated with those awards.
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
The following table sets forth reporting segment information (in thousands):

Note 10 - Segment Information (continued)

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues:
Sensors	$28,201	$32,532	$86,484	$105,524
Weighing Solutions	25,174	28,970	81,466	92,090
Measurement Systems	22,352	24,352	65,919	67,906
Total	$75,727	$85,854	$233,869	$265,520

Gross profit:
Sensors	$8,730	$11,681	$30,528	$41,374
Weighing Solutions	8,840	11,207	30,416	34,443
Measurement Systems	12,690	13,047	36,815	36,029
Total	$30,260	$35,935	$97,759	$111,846

Reconciliation of segment operating income to consolidated results:
Sensors	$3,640	$6,543	$15,262	$26,043
Weighing Solutions	2,845	5,393	11,781	16,894
Measurement Systems	5,130	5,605	15,070	14,246
Unallocated G&A expenses	(7,692)	(8,164)	(24,584)	(25,809)
Restructuring costs	(82)	(1,153)	(864)	(1,431)
Operating income	$3,841	$8,224	$16,665	$29,943

Restructuring costs:
Sensors	$(59)	$—	$(601)	$—
Weighing Solutions	(23)	(1,153)	(23)	(1,349)
Measurement Systems	—	—	—	(32)
Corporate/Other	—	—	(240)	(50)
	$(82)	$(1,153)	$(864)	$(1,431)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sensors to Weighing Solutions	$332	$417	$1,323	$1,178
Sensors to Measurement Systems	4	4	17	52

Note 11 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Numerator for basic earnings per share:
Net (loss) earnings attributable to VPG stockholders	$(1,351)	$6,280	$9,143	$21,480

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,254	13,600	13,367	13,596

Effect of dilutive securities:
Restricted stock units	—	86	38	74
Dilutive potential common shares	—	86	38	74

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,254	13,686	13,405	13,670

Basic (loss) earnings per share attributable to VPG stockholders	$(0.10)	$0.46	$0.68	$1.58

Diluted (loss) earnings per share attributable to VPG stockholders	$(0.10)	$0.46	$0.68	$1.57
Note 12 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign currency exchange gain (loss)	$(2,912)	$1,283	$(36)	$2,138
Interest income	370	543	1,192	1,265
Pension expense	(8)	(72)	(28)	(217)
Other	(96)	(83)	(213)	(221)
	$(2,646)	$1,671	$915	$2,965

Note 12 – Additional Financial Statement Information ( continued)
Foreign currency exchange gains (loss) represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended September 28, 2024, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Japanese yen, Israeli shekel and the Canadian dollar.
For the fiscal quarter and nine fiscal months ended September 30, 2023, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Canadian dollar, the EURO and the British pound.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 28, 2024	December 31, 2023
Customer advance payments	$8,272	$8,712
Accrued restructuring	169	249
Goods received, not yet invoiced	1,638	2,837
Accrued taxes, other than income taxes	1,901	1,370
Accrued commissions	4,095	4,077
Accrued professional fees	2,016	1,343
Accrued technical warranty	778	770
Current accrued pensions and other post retirement costs	511	511
Other	2,609	2,558
	$21,989	$22,427

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

Note 13 – Fair Value Measurements (continued)

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
September 28, 2024
Assets
Assets held in rabbi trusts	$6,281	$71	$6,210	$—

December 31, 2023
Assets
Assets held in rabbi trusts	$5,841	$59	$5,782	$—
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at September 28, 2024 and December 31, 2023, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at September 28, 2024 and December 31, 2023 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.
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
The Company recorded $0.1 million and $1.2 million of restructuring costs during the fiscal quarter ended September 28, 2024 and September 30, 2023, respectively and $0.9 million and $1.4 million of restructuring costs during the nine fiscal months ended September 28, 2024 and September 30, 2023, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of September 28, 2024 and December 31, 2023, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2023	$249
Restructuring charges in 2024	864
Cash payments	(794)
Foreign currency exchange translation	(150)
Balance at September 28, 2024	$169

Note 15 – Stockholder's Equity
On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. The stock repurchase plan expired in accordance with its terms on August 9, 2024. From August 8, 2022 to August 9, 2024, the Company had repurchased an aggregate of 518,328 shares of its common stock under the stock repurchase plan for consideration of $16.5 million.

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

Note 17 – Subsequent Event
On September 30, 2024, the Company acquired Nokra Optische Prueftechnik und Automation GmbH, a Germany-based, privately held maker of precision measuring and testing equipment for manufacturing, for a total consideration of Euro 3.95 million.
Nokra’s laser-based measuring systems expand our existing measurement and inspection solutions for steel and aluminum rolling mills, as well as for the metal processing industry. Nokra’s laser-based measurement gauge systems are used to precisely measure the thickness, flatness, contour, width or 3D profile of various metals depending on the application, in both inline and offline production.

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
The impact of the continuing Israel-Hamas war and Israel-Hezbollah and Israel-Iran conflicts
In response to Hamas’s terrorist attack on Israel on October 7, 2023, Israel’s security cabinet declared war against Hamas and a military campaign against Hamas and, later, Hezbollah commenced in parallel to both terrorist organizations’ continued rocket and terror attacks. In addition, Israel has come under attack by Iran and has responded to such attacks militarily.

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

As of November 5, 2024 (date of filing), our facilities in Israel remain open and operate at normal level. The extent and duration of the current war and other conflicts, the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

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
Net revenues for the fiscal quarter ended September 28, 2024 were $75.7 million versus $85.9 million for the comparable prior year period. Net loss attributable to VPG stockholders for the fiscal quarter ended September 28, 2024 were $(1.4) million, or $(0.10) per diluted share, versus $6.3 million, or $0.46 per diluted share, for the comparable prior year period.
Net revenues for the nine fiscal months ended September 28, 2024 were $233.9 million versus $265.5 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 28, 2024 were $9.1 million, or $0.68 per diluted share, versus $21.5 million, or $1.57 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended September 28, 2024 and September 30, 2023 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net (Loss) Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
As reported - GAAP	$30,260	$35,935	$3,841	$8,224	$(1,351)	$6,280	$(0.10)	$0.46
As reported - GAAP Margins	40.0%	41.9%	5.1%	9.6%
Acquisition purchase accounting adjustments (a)	—	214	—	214	—	214	—	0.02
Restructuring costs	—	—	82	1,153	82	1,153	0.01	0.08
Foreign currency exchange (loss) gain (b)	—	—	—	—	2,912	(1,283)	0.22	(0.09)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(839)	(77)	(0.06)	—
As Adjusted - Non GAAP	$30,260	$36,149	$3,923	$9,591	$2,482	$6,441	$0.19	$0.47
As Adjusted - Non GAAP Margins	40.0%	42.1%	5.2%	11.2%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Nine fiscal months ended	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
As reported - GAAP	$97,761	$111,846	$16,665	$29,943	$9,143	$21,480	$0.68	$1.57
As reported - GAAP Margins	41.8%	42.1%	7.1%	11.3%
Acquisition purchase accounting adjustments (a)	—	304	—	304	—	304	—	0.02
Restructuring costs	—	—	864	1,431	864	1,431	0.06	0.11
Severance cost			347		347		0.03
Foreign currency exchange gain (b)	—	—	—	—	34	(2,139)	—	(0.16)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(1,913)	(357)	(0.14)	(0.03)
As Adjusted - Non GAAP	$97,761	$112,150	$17,876	$31,678	$12,301	$21,433	$0.92	$1.57
As Adjusted - Non GAAP Margins	41.8%	42.2%	7.6%	11.9%

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net (loss) earnings attributable to VPG stockholders	$(1,351)	$6,280	$9,143	$21,480
Interest Expense	648	1,119	1,925	3,195
Income tax expense	1,874	2,419	6,508	8,023
Depreciation	2,988	2,954	8,996	8,806
Amortization	925	880	2,776	2,753
EBITDA	5,084	$13,652	29,348	$44,257
EBITDA MARGIN	6.7%	15.9%	12.5%	16.7%
Acquisition purchase accounting adjustments (a)	—	214	—	304
Restructuring costs	82	1,153	864	1,431
Severance cost	—	—	347	—
Foreign currency exchange gain (b)	2,912	(1,283)	34	(2,139)
ADJUSTED EBITDA	$8,079	$13,736	$30,594	$43,853
ADJUSTED EBITDA MARGIN	10.7%	16.0%	13.1%	16.5%

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2023 through the third quarter of 2024.

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2023	2023	2024	2024	2024
Net revenues	$85,854	$89,528	$80,783	$77,359	$75,727

Gross profit margin	41.9%	43.0%	43.4%	41.9%	40.0%

End-of-period backlog	$128,800	$117,300	$109,603	$104,858	$100,191

Book-to-bill ratio	0.90	0.84	0.93	0.95	0.91

Inventory turnover	2.20	2.27	2.05	1.99	2.01

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2023	2023	2024	2024	2024
Sensors
Net revenues	$32,532	$34,259	$29,414	$28,869	$28,201
Gross profit margin	35.9%	40.2%	36.5%	38.3%	31.0%
End-of-period backlog	$52,400	$49,000	$45,024	$41,627	$39,995
Book-to-bill ratio	0.83	0.85	0.91	0.90	0.89
Inventory turnover	2.38	2.36	2.09	2.02	2.28

Weighing Solutions
Net revenues	$28,970	$30,438	$28,845	$27,447	$25,174
Gross profit margin	38.7%	35.6%	39.1%	37.6%	35.1%
End-of-period backlog	$30,800	$28,800	$27,109	$25,077	$25,590
Book-to-bill ratio	0.89	0.91	0.95	0.93	1.00
Inventory turnover	2.18	2.46	2.31	2.20	2.10

Measurement Systems
Net revenues	$24,352	$24,831	$22,524	$21,043	$22,352
Gross profit margin	53.6%	56.0%	58.1%	52.4%	56.8%
End-of-period backlog	$45,600	$39,500	$37,470	$38,154	$34,605
Book-to-bill ratio	0.98	0.73	0.94	1.04	0.82
Inventory turnover	1.94	1.87	1.62	1.65	1.55
Net revenues for the third fiscal quarter of 2024 decreased 2.1% from the second fiscal quarter of 2024 and decreased 11.8% from the third fiscal quarter of 2023 across all three reporting segments.
Net revenues in the Sensors reporting segment decreased 2.3% compared to the second fiscal quarter of 2024 and decreased 13.3% from the third fiscal quarter of 2023. The year-over-year decrease in Sensors reporting segment revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement and AMS markets. Sequentially, the decrease primarily reflected lower sales of advanced sensors in the Other markets, mainly for consumer applications, which was partially offset by higher sales of precision resistors in the AMS and Test and Measurement end markets.

Net revenues in the Weighing Solutions reporting segment decreased 8.3% from the second fiscal quarter of 2024 and decreased 13.1% from the third fiscal quarter of 2023. Sequentially, the decreases in revenues were primarily attributable to lower sales in the Industrial Weighing, Transportation, and Other markets. The year-over-year decrease in revenues was mainly attributable to lower sales in our Transportation and Industrial Weighing markets, as well as in our Other markets primarily for precision agriculture and medical applications.
Net revenues in the Measurement Systems reporting segment increased 6.2% from the second fiscal quarter of 2024 and decreased 8.2% from the third fiscal quarter of 2023. Sequentially, the increase in revenue was primarily due to higher sales of Diversified Technical Systems Inc. ("DTS") products in the AMS and Transportation markets. The year-over-year decrease was primarily attributable to decreased revenue in the Steel, Transportation, and in our Other markets.
Overall gross profit margin in the third fiscal quarter of 2024 decreased 1.9% as compared to the second fiscal quarter of 2024 and decreased 1.9% from the third fiscal quarter of 2023.
Sequentially, the decrease in the gross profit margins in the Sensors and Weighing Solutions reporting segments was partially offset by an increase in the gross profit margin in the Measurement Systems reporting segment.
In the Sensors reporting segment, sequentially, the lower gross profit margin was primarily due to lower volume and temporary operational and labor inefficiencies.
In the Weighing Solutions reporting segment, the sequential decrease in gross profit margin was primarily due to lower volum and unfavorable product mix. The sequential increase in the gross profit margins in the Measurement Systems reporting segment was a result of higher volume and favorable product mix.

Compared to the third fiscal quarter of 2023, the Measurement Systems reporting segment had a higher gross profit margins, while the Sensors and Weighing Solutions reporting segments had lower gross profit margins.
The Sensors reporting segment had a lower gross profit margin the third fiscal quarter of 2024 as compared to the third fiscal quarter of 2023 mainly due to lower volume.

The Weighing Solutions reporting segment had a lower gross profit margin as compared to the third fiscal quarter of 2023 primarily due to lower volume and unfavorable product mix. In the Measurement Systems reporting segment, the gross profit margin was slightly higher as compared to the third fiscal quarter of 2023 primarily due to favorable product mix, partially offset by lower volume.
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
We expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint. On September 30, 2024, the Company acquired Nokra Optische Prueftechnik und Automation GmbH, a Germany-based, privately held maker of precision measuring and testing equipment for manufacturing. Please see our Current Report on Form 8-K dated September 30, 2024, for more information.
Research and Development
Research and development (“R&D”) will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance.

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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2024.
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

Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended September 28, 2024, exchange rates increased net revenues by $0.0 million, and increased costs of products sold and selling, general, and administrative expenses by $0.2 million, when compared to the comparable prior year period.
For the nine fiscal months ended September 28, 2024, exchange rates decreased net revenues by $0.9 million, and decreased costs of products sold and selling, general, and administrative expenses by $1.3 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Costs of products sold	60.0%	58.1%	58.2%	57.9%
Gross profit	40.0%	41.9%	41.8%	42.1%
Selling, general, and administrative expenses	34.8%	30.9%	34.3%	30.3%
Operating income	5.1%	9.6%	7.1%	11.3%
Income before taxes	0.7%	10.2%	6.7%	11.2%
Net (loss) earnings	(1.8)%	7.4%	3.9%	8.2%
Net earnings attributable to VPG stockholders	(1.8)%	7.3%	3.9%	8.1%

Effective tax rate	343.2%	27.6%	41.6%	27.0%
Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$75,727	$85,854	$233,869	$265,520
Change versus comparable prior year period	$(10,127)		$(31,651)
Percentage change versus prior year period	(11.8)%		(11.9)%
Changes in net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(12.0)%	(12.0)%
Change in average selling prices	0.2%	0.4%
Foreign currency effects	0.0%	(0.3)%
Net change	(11.8)%	(11.9)%
During the fiscal quarter and nine fiscal months ended September 28, 2024, net revenues decreased 11.8% and 11.9%, respectively, as compared to the comparable prior year periods, due to lower volume across all three reporting segments.
Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross profit margin	40.0%	41.9%	41.8%	42.1%
The gross profit margin for the fiscal quarter ended September 28, 2024 decreased 1.9% and for the nine fiscal months ended September 28, 2024, decreased by 0.3% as compared to the comparable prior year periods. For the fiscal quarter period, the Measurement Systems reporting segment had higher gross profit margins, while the Sensors and Weighing Solutions reporting segments had a lower gross profit margin. For the nine fiscal months ended September 28, 2024, the Measurement Systems reporting segment had higher gross profit margins, while the Sensors and Weighing Solutions reporting segments had a lower gross profit margin.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$28,201	$32,532	$86,484	$105,524
Change versus comparable prior year period	$(4,331)		$(19,040)
Percentage change versus prior year period	(13.3)%		(18.0)%
Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(13.6)%	(18.6)%
Change in average selling prices	0.4%	0.8%
Foreign currency effects	(0.1)%	(0.2)%
Net change	(13.3)%	(18.0)%
The Sensors segment revenue of $28.2 million in the third fiscal quarter of 2024 decreased 13.3% from $32.5 million in the third fiscal quarter of 2023; sequentially, revenue decreased 2.3% compared to $28.9 million in the second fiscal quarter of 2024. The year-over-year decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement and AMS markets. Sequentially, the decrease primarily reflected lower sales of advanced sensors in the Other markets, mainly for consumer applications, which was partially offset by higher sales of precision resistors in the AMS and Test and Measurement end markets.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross profit margin	31.0%	35.9%	35.3%	39.2%
Gross profit margin for the Sensors segment was 31.0% for the third fiscal quarter of 2024. as compared to 35.9% in the third fiscal quarter of 2023, and decreased compared to 38.3% in the second fiscal quarter of 2024. The year-over-year decrease in gross profit margin was primarily due to .lower volume. Sequentially, the lower gross profit margin was primarily due to lower volume and temporary operational and labor inefficiencies.
Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$25,174	$28,970	$81,466	$92,090
Change versus comparable prior year period	$(3,796)		$(10,624)
Percentage change versus prior year period	(13.1)%		(11.5)%

Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(13.4)%	(11.8)%
Change in average selling prices	(0.2)%	0.0%
Foreign currency effects	0.5%	0.3%
Net change	(13.1)%	(11.5)%
The Weighing Solutions segment revenue of $25.2 million in the third fiscal quarter of 2024 decreased 13.1% compared to $29.0 million in the third fiscal quarter of 2023 and was 8.3% lower than $27.4 million in the second fiscal quarter of 2024. The year-over-year decline in revenues was mainly attributable to lower sales in our Transportation and Industrial Weighing markets, as well as in our Other markets primarily for precision agriculture and medical applications. Sequentially, the decrease in revenues was primarily attributable to lower sales in the Industrial Weighing, Transportation, and Other markets.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross profit margin	35.1%	38.7%	37.3%	37.4%
Gross profit margin for the Weighing Solutions segment was 35.1% for the third fiscal quarter of 2024, which decreased compared to 38.7% in the third fiscal quarter of 2023, and decreased compared to 37.6% in the second fiscal quarter of 2024. The year-over-year and sequential decrease in gross profit margin were primarily due to lower volume and unfavorable product mix.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$22,352	$24,352	$65,919	$67,906
Change versus comparable prior year period	$(2,000)		$(1,987)
Percentage change versus prior year period	(8.2)%		(2.9)%
Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year quarter	vs. prior year- to-date
Change attributable to:
Change in volume	(8.3)%	(2.8)%
Change in average selling prices	0.5%	0.5%
Foreign currency effects	(0.4)%	(0.6)%
Net change	(8.2)%	(2.9)%

The Measurement Systems segment revenue of $22.4 million in the third fiscal quarter of 2024 decreased 8.2% year-over-year from $24.4 million in the third fiscal quarter of 2023 and was 6.2% higher than $21.0 million in the second fiscal quarter of 2024. The year-over-year decrease was primarily attributable to decreased revenue in the Steel, Transportation, and in our Other markets. Sequentially, the increase in revenue was primarily due to higher sales of Diversified Technical Systems Inc. ("DTS") products in the AMS and Transportation markets.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross profit margin	56.8%	53.6%	55.8%	53.1%
Gross profit margin for the Measurement Systems segment was 56.8%, compared to 53.6% (or 54.5% adjusted to exclude $214.0 thousand of purchase accounting adjustment related to the DTS and DSI acquisitions), in the third fiscal quarter of 2023, and 52.4% in the second fiscal quarter of 2024. The year-over-year adjusted gross profit margin was higher due to product mix. The sequentially higher adjusted gross profit margin reflected lower volume and favorable product mix.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended		Nine fiscal months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total SG&A expenses	$26,337	$26,558	$80,232	$80,472

As a percentage of net revenues	34.8%	30.9%	34.3%	30.3%
SG&A expenses for the fiscal quarter and nine fiscal months ended September 28, 2024 decreased $0.2 million and $0.2 million, respectively, compared to the comparable prior year periods.
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
The Company recorded $0.1 million and $1.2 million of restructuring costs during the fiscal quarter ended September 28, 2024 and September 30, 2023, respectively, and $0.9 million and $1.4 million of restructuring costs during the nine fiscal months ended September 28, 2024 and September 30, 2023, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.
Other Income (Expense)
Foreign currency exchange loss for the fiscal quarter and nine fiscal months ended September 28, 2024 was higher compared to the comparable prior year periods mainly due to volatility in the global currency markets and the strengthening of the U.S dollar against the Japanese yen which increased the value of yen-based liabilities relative to the dollar..

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	September 28, 2024	September 30, 2023	Change
Foreign currency exchange gain (loss)	$(2,912)	$1,283	$(4,195)
Interest income	370	543	(173)
Pension expense	(8)	(72)	64
Other	(96)	(83)	(13)
	$(2,646)	$1,671	$(4,317)

	Nine fiscal months ended
	September 28, 2024	September 30, 2023	Change
Foreign currency exchange gain (loss)	$(36)	$2,138	$(2,174)
Interest income	1,192	1,265	(73)
Pension expense	(28)	(217)	189
Other	(213)	(221)	8
	$915	$2,965	$(2,050)
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. For the fiscal quarter and nine fiscal months ended September 28, 2024, the change in foreign currency exchange gains and losses during the periods, as compared to the prior year periods, is largely due to exposure to currency fluctuations with the Israeli shekel, the Japanese Yen, the Canadian dollar and the British pound.
Income Taxes
VPG calculates the tax provision for interim periods using an estimated annual effective tax rate methodology based on projected full-year pre-tax earnings among the taxing jurisdictions in which we operate with adjustments for discrete items. The effective tax rate for the fiscal quarter ended September 28, 2024 was 343.2% compared to 27.6% for the fiscal quarter ended September 30, 2023. The effective tax rate for the fiscal quarter ended September 28, 2024 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets. The effective tax rate for the nine fiscal months ended September 28, 2024 was 41.6% compared to 27.0% for the nine fiscal months ended September 30, 2023. The effective tax rate for the nine fiscal months ended September 28, 2024 was higher than the prior year period primarily due to changes in the mix of worldwide income and an increase in our valuation allowance on deferred tax assets.
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
On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A, as agent for such lenders, pursuant to which the 2020 Credit Agreement, as amended, was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multi-currency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the 2020 Revolving Facility. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.
The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at September 28, 2024. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the nine fiscal months ended September 28, 2024, cash provided by operating activities was $13.0 million compared to $27.1 million in the comparable prior year period. Our net cash used in investing activities for the nine fiscal months ended September 28, 2024 was lower compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the nine fiscal months ended September 28, 2024 was significantly higher when compared with the prior year period due to the stock repurchases made during the period.
Approximately 92% and 92% of our cash and cash equivalents balance at September 28, 2024 and December 31, 2023, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at September 28, 2024 and December 31, 2023:

	September 28, 2024	December 31, 2023
Israel	39%	36%
Asia	24%	22%
Europe	10%	17%
Germany	14%	5%
United States	8%	8%
Canada	5%	12%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of September 28, 2024, to be indefinitely reinvested.
Adjusted free cash flow generated during the nine fiscal months ended September 28, 2024, was $6.7 million. We refer to the amount of cash provided by operating activities ($13.0 million) in excess of our capital expenditures ($7.0 million) and net of proceeds from the sale of assets ($0.8 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at September 28, 2024 and December 31, 2023 (in thousands):

	September 28, 2024	December 31, 2023
Cash and cash equivalents	$81,077	$83,965

Third-party long-term debt:
Revolving debt	32,000	32,000
Deferred financing costs	(617)	(144)
Total third-party debt	31,383	31,856
Net cash	$49,694	$52,109
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
Our financial condition as of September 28, 2024 remains strong, with a current ratio (current assets to current liabilities) of 4.4 to 1.0, as compared to a ratio of 3.9 to 1.0 at December 31, 2023.
Cash paid for property and equipment for the nine fiscal months ended September 28, 2024 was $7.0 million compared to $9.8 million in the comparable prior year period.
As of September 28, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended September 28, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about repurchases of the Company's common stock during the three-month period ended September 28, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
June 30, 2024 -July 31, 2024	42,676	0.0311	42,676	102,223
August 1, 2024 - August 31, 2024	20,551	$0.03	20,551	81,672
September 1, 2024 - September 28, 2024	—	—	—	—
Total	63,227		63,227
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was set to expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. The stock repurchase plan expired in accordance with its terms on August 9, 2024. As of August 9, 2024, the Company had repurchased 518,328 shares under the Stock Repurchase Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
During the fiscal quarter ended September 28, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. EXHIBITS

10.1	Vishay Precision Group, Inc. 2024 Non-Employee Director Compensation Plan
10.2
Fourth Amended and Restated Credit Agreement, dated August 15, 2024, by and among Vishay Precision Group, Inc., the lenders party thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, National Association and HSBC Bank.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 28, 2024 , furnished in XBRL (eXtensible Business Reporting Language).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: November 5, 2024