Form 10-K
period 2024-12-31
Vishay Precision Group, Inc.
filed 2025-02-25
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($30.44 on June 29, 2024), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $374,615,000. There is no non-voting stock outstanding.
As of February 25, 2025, the registrant had 12,234,453 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.
Form 10-K for the year ended December 31, 2024

PART I
Item 1. BUSINESS DESCRIPTION
General
Vishay Precision Group, Inc. (“VPG,” the “Company,” “we,” “us” or “our”) is a global leader in precision measurement and sensing technologies that help power the future by bridging the physical world with the digital one. Many of our specialized sensors, weighing solutions, and measurement systems are “designed-in” by our customers, and address growing applications across a diverse array of industries and markets. Our products are marketed under brand names that we believe are characterized as having a very high level of precision and quality, and we employ an operationally diversified structure to manage our businesses.
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and technology-driven applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including test and measurement, industrial, transportation, steel, avionics, military and space, as well as other markets such as agriculture, consumer, and medical. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
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
Key Business Vision and Strategies
Our vision is to be a leading provider of precision measurement and sensing technologies, which include sensors, weighing solutions and measurement systems that deliver accuracy, reliability and repeatability that make our customers' products and processes safer, smarter, and more productive. VPG delivers in-depth, deep engineering expertise to the design and manufacture of non-commodity sensors, weighing solutions and precision measurement systems that optimize and enhance our customers’ solutions performance across a broad array of end markets.
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
Our Sensors segment research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state-of-the-art facility that has been constructed in Israel and fully transitioned to this facility in the third quarter of fiscal 2021.
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
We expect to continue to use our research and development, engineering, and product marketing resources to introduce new and innovative specialty products. An example of our success in this regard is the recent acceptance and growth of our on-board vehicle weighing solution incorporating micro-electromechanical systems ("MEMS") technology. Our ability to react to changing customer needs, emerging markets, and industry trends will continue to be a key to our success.
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
Growth from Acquisitions
Since becoming a public company, we have acquired six businesses utilizing stringent financial, market, operational, and valuation criteria:
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
•On September 30, 2024, we completed the acquisition of Nokra Optische Prueftechnik und Automation GmbH ("Nokra"), a Germany-based, privately held maker of precision measuring and testing equipment for manufacturing. Nokra’s laser-based measuring systems expand our existing measurement and inspection solutions for steel and aluminum rolling mills, as well as for the metal processing industry. Nokra’s laser-based measurement gauge systems are used to precisely measure the thickness, flatness, contour, width or 3D profile of various metals depending on the application, in both inline and offline production.
We expect to continue to make strategic acquisitions where opportunities present themselves to grow and expand our segments. Our acquisition strategy is focused on identifying and acquiring high-value, growing technology-driven businesses that augment, expand and/or leverage our current offering in precision measurement and sensor markets. We expect to expand our expertise and acquisition focus to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
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

Sensors	Weighing Solutions	Measurement Systems
VPG Foil Resistors	VPG Transducers	KELK
- VFR	- Celtron	Dynamic Systems Inc. or Gleeble
- Alpha Electronics	- Revere	DTS
-Powertron	- Sensortronics	Pacific Instruments
- APR	- Tedea-Huntleigh	Nokra
Micro-Measurements	VPG Onboard Weighing
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
Our strain gage products, which include our advanced sensors, are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Marketed under the well-known Micro-Measurements brand, our strain gages are used for OEM and in stress analysis applications for structural testing in the aviation, military and space, infrastructure, and construction markets, along with force measurement and weighing markets. Typical applications of strain gages include test and measurement applications where the strength of the object is the main consideration and the object under test is a structural component in a machine or device, such as an automobile, an aircraft, or a highway bridge. Strain gages are also used inside precision transducers where the magnitude of an applied force is the focus of the measurement. Using strain gages attached to metal components, a variety of physical measurements can be made including force, weight, pressure, displacement, and acceleration. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. Emerging applications for our advanced sensors include industrial and medical robotics, as well as for consumer products.
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
Measurement Systems
The Measurement Systems segment includes highly specialized systems for steel production, materials development, and safety testing. This segment is comprised of our KELK, Nokra, DSI, Pacific Instruments and DTS businesses.
Our KELK business provides high accuracy and performance sensors and systems for the steel and aluminum industries, and within those industries, mainly for rolling mills. KELK's products include rolling force measuring load cell systems and pressure transmitters; web tension measurement load cells and systems; optical strip width gages; laser velocimeters for speed and length measurements, and closed-loop crop optimization control systems for optimal strip cuts. Our products are required to meet the most demanding requirements of the steel and aluminum industries, providing high accuracy and reliability under the most demanding harsh conditions of rolling mills.
Our Nokra business offers high-quality measurement and testing systems for use in manufacturing. The systems measure and test geometric features such as length, width, thickness, profile, shape, and position. Nokra’s laser-based measuring systems expand upon our existing KELK measurement and inspection solutions for steel and aluminum rolling mills, as well as for the metal processing industry around the world.

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
The quality management system in our major foil resistors manufacturing site is certified against Aerospace Standard AS 9100.

Our third-party major load cells manufacturer as well as our third-party Onboard Weighing manufacturer have quality management systems certified to Automotive Standard IATF 16949.

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
Our foil resistors and our strain gages are based on our proprietary technology. Competitors try to compete in this market using different technology to offer functionally equivalent products. Examples of competition in our Sensors segment includes KOA, Bourns, Vishay Intertechnology, TT Electronics, Susumu, Isabellenhute, Caddock and Flat Dashi for foil resistors and HBK, an operating company of Spectris, Tokyo Sokki Kenkyujo Co., Ltd (TML), Kyowa and Zemic for strain gages. Competitors in our Weighing Solutions segment include HBK, Zemic, and Utilcell for load cell products, Air-Weigh and Vehicle Weighing Systems for onboard weighing products. In the Measurement Systems segment, we compete with ABB, IMS and Fuji in the steel market and Kistler for data acquisition systems.
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
Environmental, Social and Governance
As part of our launch of a corporate Environmental, Social and Governance ("ESG") program, we completed a materiality assessment, developed a multi-year ESG plan, and established an internal scorecard with short and long-term objectives.

The implementation of our multi-year ESG plan continues to be on track as evidenced by our actions over the past year, which include the issuance of the first VPG Sustainability Report in October 2024 that details its risks and opportunities, further measurement and progress on material ESG topics during 2022-2023 that culminated in the capture and reporting of Scope 1 and Scope 2 emissions using the latest Greenhouse Gas (GHG) Protocol. Our multi-year ESG plan is reviewed yearly and remains built on four pillars: Our People, Our Environment, Our Governance and Our Products, and continues to serve as a guiding framework that will be added to as new trends, requests from stakeholders and internal business strategies require.
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
Human Capital
As of December 31, 2024, we employed approximately 2,200 total employees, substantially all of which were full-time employees. Approximately 82% of our employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions.
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
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 25, 2025:

Name	Age	Positions
Ziv Shoshani	58	Chief Executive Officer, President, and Director
William M. Clancy	62	Executive Vice President and Chief Financial Officer
Amir Tal	55	Executive Vice President and Chief Accounting Officer

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
Amir Tal is our Executive Vice President and Chief Accounting Officer. Mr. Tal was appointed by the Board of Directors to such position effective February 5, 2020. He served as the Company’s Senior Vice President, Finance from March 2017 until February 2020. From July 2010 to February 2017, Mr. Tal served as the Company’s Vice President Operational Controller and Regional Controller Israel. Mr. Tal holds a bachelor’s degree in economics and business administration from the University of Haifa and an MBA from Bar Ilan University.
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
In addition, our company website can be found on the Internet at www.vpgsensors.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://ir.vpgsensors.com and click on “Financials”/ “SEC Filings.”
The following corporate governance related documents, as may be amended from time to time, are also available on our website:
•Compensation Committee Charter
•Nominating and Corporate Governance Committee Charter
•Audit Committee Charter
•Global Code of Business Conduct
•Code of Ethics Applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer or Controller
•Corporate Governance Principles
•Policy Regarding Qualifications of Directors
•Anti-Bribery and Anti-Corruption Policy
•Supplier Code of Conduct

•Information Security Report
•By-Laws of Vishay Precision Group Inc.
•Insider Trading Policy
•Dodd-Frank Clawback Policy.

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
To remain competitive, particularly when business conditions are difficult, from time to time we take steps to reduce our cost structure by restructuring our existing businesses to achieve efficiencies, eliminate redundant functions, facilities and staff positions, and move operations, where possible, to reduce labor or other costs.
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
Our business is cyclical, and in periods of increased economic strength, we may experience greater than expected demand for our products. If our cost reduction programs and related restructuring result in us not being able to satisfy our customer’s demand for products during a rising economy, and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our operations, financial condition, and results of operations.
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
Despite our efforts, it may be possible for others to copy portions of our products, reverse engineer them, or obtain and use information that we regard as proprietary, all of which could adversely affect our competitive position. Furthermore, there can be no assurance that our competitors will not independently develop technology similar to ours. The laws of certain countries in which we manufacture do not protect our intellectual property (“IP”) rights to the same extent as the laws of the United States. In the Office of the United States Trade Representative (“USTR”) annual “Special 301” Report released in April 2024, the adequacy and effectiveness of intellectual property protection in a number of foreign countries were analyzed.
A number of countries in which we manufacture or do business in are identified in the report as being on the Priority Watch List, such as China and India, or the Watch List, such as Canada and Mexico. Among the concerns reported were trade secret theft, online piracy and counterfeiting, technology transfer requirements, and inadequate intellectual property protections and enforcement. The absence of harmonized intellectual property protection laws and effective enforcement makes it difficult to ensure consistent respect for patent, trade secret, and other intellectual property rights on a worldwide basis. As a result, it is possible that we will not be able to enforce our rights against third parties that misappropriate our proprietary technology in those countries.
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
Our business is cyclical and in periods of a rising economy, we may experience greater than expected demand for our products. During such periods, we may have difficulty expanding our manufacturing capacity to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel, and physical constraints on expansion at our facilities. If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share. These losses could have an adverse effect on our financial condition and results of operations. Also, capacity that we add during upturns in the business cycle may result in excess capacity during periods when demand for our products recedes, resulting in inefficient use of capital, adversely affecting our business.
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
We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2024, 94% of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States. Any repatriation of such funds could incur local withholding tax in the source and intervening foreign jurisdictions. These amounts could also be subject to certain U.S. state taxes.
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
We have manufacturing operations in India, China, Europe, Canada, Israel and the United States, as well as in other countries. Significant current or future tariffs or other restrictions which are placed on Indian, Chinese, European, Canadian or Israeli imports to the United States, or any related countermeasures which are taken by the countries involved, may materially harm our revenues and results of operations.
Additional tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental actions related to tariffs, quotas, duties, taxes or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, and our suppliers, which in turn could adversely impact our business, financial condition and results of operations. In addition, our access to raw materials and other supplies may be adversely impacted by tariffs.
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
As of December 31, 2024, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rate.
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
We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son and a member of our Board of Directors) and Ziv Shoshani (Mrs. Ruta Zandman’s nephew and our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 35.0% of the total voting power of our capital stock as of December 31, 2024. Holders of our Class B convertible common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock. The voting rights of the holders of our Class B convertible common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.
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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Moreover, our proprietary, confidential, and/or sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies.
Even if we are not targeted directly, cyberattacks on the U.S. government, financial markets, financial institutions, or other businesses, including our vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we work, may occur, and such events could disrupt our normal business operations and networks in the future.

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
•changes in rules or regulations applicable to our business; and
•other factors, including economic instability, inflation, labor shortages, supply chain disruptions and changes in political or market conditions.
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
•Incident Response: The Company has established and maintains a comprehensive incident response plan that fully address the Company’s response to a cybersecurity incident, and this plan is tested and evaluated on a regular basis.
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
•Education and Awareness: The Company provides regular, mandatory training for the Company's personnel regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

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

Through third-party service providers and attendance at seminars, the Vice President of IT and Digital and CISO are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition enhances our processes to identify, prevent, mitigate and remediate of cybersecurity threats and cybersecurity incidents.

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

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and, to the best of our knowledge, are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

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

Item 2. PROPERTIES
As of December 31, 2024, our major facilities consisted of:

Approx. Available Space (square feet)	United States	Other Countries	Total
Owned facilities	226,000	471,150	697,150
Leased facilities	73,000	287,792	360,792
Total facilities	299,000	758,942	1,057,942
Our leased facility in Modi'in Israel represents approximately 42% of the total leased square footage in Other Countries.
Our corporate headquarters are located at 3 Great Valley Parkway, Suite 150, Malvern, PA 19355.

In the opinion of management, our properties and equipment generally are in good operating condition and are adequate for our present needs. We do not anticipate difficulty in renewing leases as they expire, or in finding alternative facilities.

Item 3. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company believes that the foregoing matters will not have a material adverse effect on the Company’s business or its financial condition, results of operations, or cash flows.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 676 at February 25, 2025.
We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At February 25, 2025, we had outstanding 1,022,887 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.5% of the voting power of our Company. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son and a member of our Board of Directors) and Ziv Shoshani (Mrs. Ruta Zandman's nephew, our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 35.0% of the total voting power of our capital stock as of December 31, 2024.
The following table provides information about repurchases of the Company's common stock during the twelve-month period ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (a)
January 1, 2024 to March 30, 2024	84,765	$32.50	84,765	241,609
March 31, 2024 - June 29, 2024	96,710	$32.39	96,710	144,899
June 30, 2024 - September 28, 2024	63,227	$30.50	63,227	—
September 29, 2024 - December 31, 2024	—	$—	—	—
Total	244,702		244,702
(a) On August 8, 2022, the Board of Directors (the “Board”) of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023, and the Board authorized purchases thereunder to be made through an issuer repurchase plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market purchases or private transactions, in accordance with the applicable federal securities laws, including Rule 10b-18 under the Exchange Act. On August 8, 2023, the Company announced that its Board of Directors extended the term of the previously approved stock repurchase plan to August 9, 2024. The Stock Repurchase Plan expired in accordance with its terms on August 9, 2024. From August 8, 2022 to August 9, 2024, the Company had repurchased an aggregate of 518,328 shares under the Stock Repurchase.

Stock Performance Graph
The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a five year period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of eight publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each new peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2019, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Vishay Precision Group, Inc.	Cumulative $	100.00	92.59	109.18	113.66	100.18	69.00
Russell 2000 Index	Cumulative $	100.00	119.96	137.74	109.58	128.14	142.92
Peer Group	Cumulative $	100.00	106.68	119.69	95.30	118.23	105.02

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
December 31, 2024

150.00
100.00
50.00
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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
Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and technology-driven applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including test and measurement, industrial, transportation, steel, avionics, military and space, as well as other markets such as agriculture, consumer, and medical. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.
The impact of the recent Israel-Hamas war
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. resulting in extensive casualties and military engagement. In addition, Hezbollah, another terrorist organization based in Lebanon began attacking Israel. While Israel has entered into ceasefire agreements with Hamas and Hezbollah, the threat of new attacks remains, including from additional extremist groups.

As of February 25, 2025 (the date of this filing), our operations in Israel have operated at normal levels. The extent and duration of the current war, as well as the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

While sales to customers in Israel account for a relatively small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel which manufacture products representing approximately 26 percent of our total worldwide revenues. As of February 25, 2025, these facilities remain open and operational. We have implemented a contingency plan that we believe will secure supply of materials and logistics, build safety stock of finished goods and transfer these goods to our distribution centers outside of Israel, and we continue to take measures with regards to the safety of our employees. We may, however, determine to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to the impacts of the war, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

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
Net revenues for the year ended December 31, 2024 were $306.5 million compared to net revenues of $355.0 million for the year ended December 31, 2023. Net earnings attributable to VPG stockholders for the year ended December 31, 2024 were $9.9 million, or $0.74 per diluted share, compared to $25.7 million, or $1.88 per diluted share, for the year ended December 31, 2023.
The results of operations for the years ended December 31, 2024 and 2023 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.
The items affecting comparability are (dollars in thousands, except per share amounts):

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Fiscal Year Ended December 31,	2024	2023	2024	2023	2024	2023	2024	2023
As reported - GAAP	125,532	150,342	16,864	41,954	$9,911	$25,707	$0.74	$1.88
As reported - GAAP Margins	41.0%	42.3%	5.5%	11.8%	—	—	—	—
Acquisition purchase accounting adjustments (a)	79	335	79	335	79	335	0.01	0.02
Acquisition costs (b)	—	—	101	—	101	—	0.01	—
Restructuring costs	—	—	1,062	1,560	1,062	1,560	0.08	0.11
Foreign exchange (gain)/loss (c)	—	—	—	—	(1,879)	822	(0.14)	0.06
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(3,079)	(1,245)	(0.24)	(0.10)
As Adjusted - Non GAAP	$125,611	$150,677	$18,453	$43,849	$12,700	$29,669	$0.95	$2.17
As Adjusted - Non GAAP Margins	41.0%	42.4%	6.0%	12.4%

	Year ended
	December 31, 2024	December 31, 2023
Net earnings attributable to VPG stockholders	$9,911	$25,707
Interest Expense	2,512	3,974
Income tax expense	7,730	12,426
Depreciation	12,022	11,798
Amortization	3,783	3,752
EBITDA	$35,958	$57,657
EBITDA MARGIN	11.7%	16.2%
Acquisition purchase accounting adjustments (a)	79	335
Acquisition costs (b)	101	—
Restructuring costs	1,062	1,560
Severance cost	347	—
Foreign exchange (gain) loss (c)	(1,879)	822
ADJUSTED EBITDA	35,668	60,374
ADJUSTED EBITDA MARGIN	11.6%	17.0%
(a) Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold.
(b)    Acquisition costs associated with the acquisition of Nokra in September 2024
(c) Impact of foreign currency exchange rates on assets and liabilities.

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
The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2023 and through the fourth quarter of 2024 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2023	2024	2024	2024	2024
Net revenues	$89,528	$80,783	$77,359	$75,727	$72,653

Gross profit margin	43.0%	43.4%	41.9%	40.0%	38.2%

End-of-period backlog	$117,300	$109,603	$104,858	$100,191	$96,189

Book-to-bill ratio	0.84	0.93	0.95	0.91	1.00

Inventory turnover	2.27	2.05	1.99	2.01	2.06

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2023	2024	2024	2024	2024
Sensors
Net revenues	$34,259	$29,414	$28,869	$28,201	$25,755
Gross profit margin	40.2%	36.5%	38.3%	31.0%	32.0%
End-of-period backlog	$49,000	$45,024	$41,627	$39,995	$39,605
Book-to-bill ratio	0.85	0.91	0.90	0.89	1.04
Inventory turnover	2.36	2.09	2.02	2.28	2.15
Weighing Solutions
Net revenues	$30,438	$28,845	$27,447	$25,174	$25,739
Gross profit margin	35.6%	39.1%	37.6%	35.1%	34.1%
End-of-period backlog	$28,800	$27,109	$25,077	$25,590	$28,003
Book-to-bill ratio	0.91	0.95	0.93	1.00	1.12
Inventory turnover	2.46	2.31	2.20	2.10	2.35
Measurement Systems
Net revenues	$24,831	$22,524	$21,043	$22,352	$21,160
Gross profit margin	56.0%	58.1%	52.4%	56.8%	50.9%
End-of-period backlog	$39,500	$37,470	$38,154	$34,605	$28,581
Book-to-bill ratio	0.73	0.94	1.04	0.82	0.78
Inventory turnover	1.87	1.62	1.65	1.55	1.62

Net revenues of $72.7 million for the fourth quarter of 2024 decreased 4.1% from the net revenues of $75.7 million reported in the third quarter of 2024, and decreased 18.8% from $89.5 million for the comparable prior year period.
Net revenues in the Sensors segment of $25.8 million in the fourth quarter of 2024 decreased 8.7% from $28.2 million in the third quarter of 2024, and decreased 24.8% from $34.3 million in the fourth quarter of 2023. Sequentially, the decline in revenues primarily reflected lower sales of advanced sensors in our Other markets for consumer applications and lower precision resistor sales in the Test and Measurement market. The year-over-year decrease in revenues was primarily attributable to lower sales of precision resistors in the Test & Measurement market and lower sales of advanced sensors in our Other markets for consumer applications.
Net revenues in the Weighing Solutions segment of $25.7 million in the fourth quarter of 2024 increased 2.2% compared to revenues of $25.2 million in the third quarter of 2024. The sequential increase in revenues reflected higher revenue in our Industrial Weighing market and in our Other markets, which offset lower revenue in the Transportation market. Net revenues in the fourth quarter of 2024 decreased 15.4% compared to $30.4 million in the fourth quarter of 2023 mainly due to lower revenues in our Other markets from OEM customers for precision agriculture and construction applications and lower revenues in the Transportation and General Industrial markets.
Net revenues in the Measurement Systems segment of $21.2 million in the fourth quarter of 2024 decreased 5.3% from $22.4 million in the third quarter of 2024 and decreased 14.8% from $24.8 million in the fourth quarter of 2023. The sequential decline in revenue was primarily attributable to lower sales of DSI products, which was partially offset by the added revenues related to the acquisition of Nokra on September 30, 2024. The year-over-year decline in revenues was primarily attributable to lower sales of DTS products, which offset the added revenue related to the acquisition of Nokra on September 30, 2024.
The gross profit margin for the fourth quarter of 2024 decreased 1.8% compared to the third quarter of 2024, and decreased 4.8% from the fourth quarter of 2023.
Sequentially, gross profit margins improved in the Sensors segment, decreased in the Weighing Solutions segment, and decreased in the Measurement Systems segments. Sequentially, the increase in gross profit margin in the Sensors segment was primarily due to improved manufacturing efficiencies, which offset the impact of lower volume. The decrease in gross margin for the Weighing Solutions segment was primarily due to higher material costs and the reduction in inventory which offset higher volume. In the Measurement Systems segment, the lower adjusted gross profit margin in the fourth quarter of 2024 reflected lower volume and unfavorable product mix.

Compared to the fourth quarter of 2023, gross profit margins decreased in all of the reporting segments. In the Sensors segment, the decreased in gross profit margin was primarily due to lower volume and unfavorable product mix, which was partially offset by improved manufacturing efficiencies. In the Weighing Solutions segment, the decreased in gross profit margin was primarily due to lower volume. In the Measurement Systems segment, gross profit margin decreased reflecting lower volume and unfavorable product mix.
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
Our Sensors segment research group developed innovations that enhance the capability and performance of our strain gages, while simultaneously reducing their size and power consumption as part of our advanced sensors product line. We believe this unique foil technology will create new markets as customers “design in” these next generation products in existing and new applications. Our development engineering team is also responsible for creating new processes to further automate manufacturing, and improve productivity and quality. Our advanced sensors manufacturing technology also offers us the capability to produce high-quality foil strain gages in a highly automated environment, which we believe results in reduced manufacturing and lead times, improved quality and increased margins. As a sign of our commitment to these businesses, we signed a long-term lease for a state-of-the-art facility that has been constructed in Israel and fully transitioned to this facility in the third quarter of fiscal 2021.
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
Acquisition Strategy
We expect to continue to make strategic acquisitions where opportunities present themselves to grow and expand our segments. Our acquisition strategy is focused on identifying and acquiring high-value, growing technology-driven businesses that augment, expand and/or leverage our current offering in precision measurement and sensor markets. We expect to expand our expertise and acquisition focus to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint.
Research and Development
Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development was $20.0 million, $20.4 million, and $19.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
The Company recorded restructuring costs of $1.1 million, $1.6 million, and $1.5 million during the years ended December 31, 2024, 2023, and 2022, respectively, which were comprised primarily of employee termination costs, including severance and statutory retirement allowances.
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
Effects of Foreign Exchange Rate on Operations
For the year ended December 31, 2024, foreign exchange rate impacts decreased net revenues by $0.9 million and decrease costs of products sold and selling, general, and administrative expenses by $1.1 million. For the year ended December 31, 2023, foreign exchange rate impacts decreased net revenues by $2.2 million and decreased costs of products sold and selling, general, and administrative expenses by $9.1 million.

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

The Company has four reporting units to which goodwill was allocated: steel, on-board weighing, DSI, and DTS. In 2024 the Company performed a quantitative impairment test for all its reporting units. In estimating the fair value of our reporting units the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying value of goodwill exceeds the reporting unit fair value.
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
Our defined benefit plans are concentrated in the United States, Japan and the United Kingdom. Plans in these countries comprise approximately 86% of our retirement obligations at December 31, 2024. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.
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
We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As of December 31, 2024, the Company had provided for a deferred tax liability of $2.3 million of withholding tax associated with $25.3 million of unremitted, non-permanently reinvested earnings. Additional withholding taxes of approximately $32.0 million are estimated to be payable upon the distribution of the remaining unremitted earnings at December 31, 2024. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.
Additional information about income taxes is included in Note 7 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2024 and 2023
Refer to Item 7, "Results of Operations - Years Ended December 2023 and 2022 in our Annual Report on Form 10-K for the year ended December 31, 2023 for a comparison of the year ended December 31, 2023 to the year ended December 31, 2022.
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2024	2023
Costs of products sold	59.0%	57.7%
Gross profit	41.0%	42.3%
Selling, general, and administrative expenses	35.1%	30.1%
Operating income	5.5%	11.8%
Income before taxes	5.7%	10.8%
Net earnings	3.2%	7.3%
Net earnings attributable to VPG stockholders	3.2%	7.2%

Effective tax rate	44.0%	32.3%

Net Revenues
Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023
Net revenues	$306,522	$355,048
Change versus prior year	$(48,526)
Percentage change versus prior year	(13.7)%
Changes in net revenues were attributable to the following:

2024 vs. 2023
Change attributable to:
Change in volume	(13.8)%
Change in average selling prices	0.5%
Foreign currency effects	(0.4)%
Net change	(13.7)%
During the year ended December 31, 2024, net revenues decreased 13.7% over the prior year in all three reporting segments.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2024	2023
Gross profit margin	41.0%	42.3%
The gross profit margin for the year ended December 31, 2024 decreased 1.3% over the prior year. The decrease in gross profit margin was primarily due to decreased gross profit margins in the Weighing Solutions and Sensors reporting segments partially offset by increased gross profit margin in the Measurement Systems reporting segment.

Segments
Analysis of revenues and gross profit margins for our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023
Net revenues	$112,238	$139,783
Change versus prior year	$(27,545)
Percentage change versus prior year	(19.7)%
Changes in Sensors segment net revenues were attributable to the following:

2024 vs. 2023
Change attributable to:
Change in volume	(19.8)%
Change in average selling prices	0.9%
Foreign currency effects	(0.8)%
Net change	(19.7)%
For the year ended December 31, 2024, net revenues decreased 19.7% as compared to the prior year, due to lower sales of precision resistors in the Test and Measurement and the AMS markets, and lower sales of advanced sensors products primarily in the AMS market.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Years ended December 31,
	2024	2023
Gross profit margin	34.5%	39.4%
For the year ended December 31, 2024, the gross profit margin decreased 4.9% as compared to the prior year primarily due to lower volume.

Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023
Net revenues	$107,205	$122,528
Change versus prior year	$(15,323)
Percentage change versus prior year	(12.5)%
Changes in Weighing Solutions segment net revenues were attributable to the following:

2024 vs. 2023
Change attributable to:
Change in volume	(12.8)%
Change in average selling prices	0.0%
Foreign currency effects	0.3%
Net change	(12.5)%
For the year ended December 31, 2024, net revenues decreased 12.5% from the prior year.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Years ended December 31,
	2024	2023
Gross profit margin	36.6%	37.0%
For the year ended December 31, 2024, the gross profit margin decreased 0.4% as compared to the prior year, due to lower volume.

Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023
Net revenues	$87,079	$92,737
Change versus prior year	$(5,658)
Percentage change versus prior year	(6.1)%
Changes in Measurement Systems segment net revenues were attributable to the following:

2024 vs. 2023
Change attributable to:
Change in volume	(6.0)%
Change in average selling prices	0.5%
Foreign currency effects	(0.6)%
Net change	(6.1)%
For the year ended December 31, 2024, net revenues decreased 6.1% as compared to the prior year, primarily attributable to lower sales of DSI and DTS products partially offset by the added revenue related to the acquisition of Nokra on September 30, 2024.
Gross profit as a percentage of net revenues for the Measurement Systems segment was as follows:

	Years ended December 31,
	2024	2023
Gross profit margin	54.6%	53.8%
For the year ended December 31, 2024, the gross profit margin increased 0.8% from the prior year mostly due to favorable product mix partially offset by lower volume.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2024	2023
Total SG&A expenses	$107,505	$106,828
as a percentage of net revenues	35.1%	30.1%
SG&A expenses for the year ended December 31, 2024 increased $0.7 million as compared to the prior year mostly due to added personnel costs related to the acquisition of Nokra on September 30, 2024.

Impairment of Goodwill and Indefinite-lived Intangible Assets
For the years ended December 31, 2024 and December 31, 2023, no impairment of goodwill and indefinite-lived intangible assets was recorded.
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
The Company recorded restructuring costs of $1.1 million and $1.6 million during the years ended December 31, 2024 and 2023, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
Acquisition Costs
For the year ended December 31, 2024, we recorded acquisition costs in our consolidated statements of operations of $0.1 million in connection with the acquisition of Nokra. There were no acquisition costs recorded in our consolidated statements of operations for the year ended December 31, 2023.
Other Income (Expense)
Interest Expense
The Company recorded interest expense of $2.5 million, and $4.0 million for the years ended December 31, 2024 and 2023, respectively. Interest expense was lower in 2024 compared to 2023 mainly due to partial repayment of loans that occurred in the second half of 2023 and lower borrowing rates during 2024.
Other
The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2024	2023	Change
Foreign currency exchange gain/(loss)	$1,878	$(822)	$2,700
Interest income	1,673	1,651	22
Pension expense	(55)	(52)	(3)
Other	(284)	(321)	37
	$3,212	$456	$2,756
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign currency exchange gains / (losses) for the year ended December 31, 2024, as compared to the prior year period, is primarily due to fluctuations in the Japanese Yen, Israeli shekel and the Canadian dollar.
Income Taxes
Our effective tax rate for the year ended December 31, 2024 was 44.0%, as compared to 32.3% for the year ended December 31, 2023. Our effective tax rate was higher in 2024 compared to 2023 primarily due to increases in valuation allowances and changes in our geographical mix of income.
We reassessed our ability to realize our U.S. deferred tax assets during 2024 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:

2024
•15.3% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates
•7.6% increase related to changes in valuation allowances
•1.0% increase related to statutory tax rate changes
•2.9% decrease related to specialty tax credits, such as research credits
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

Additional information about income taxes is included in Note 7 to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
Refer to Item 7. “Financial Condition, Liquidity, and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a comparison of the year ended December 31, 2023 to the year ended December 31, 2022.
We believe that our current cash and cash equivalents, credit facilities, and projected cash from operations will be sufficient to meet our liquidity needs for at least the next 12 months.
On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A, as agent for such lenders (the “Agent”), pursuant to which the Company’s existing credit facility was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multi-currency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the Company’s existing revolving credit facility. The aggregate principal amount of the 2024 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2024 Credit Agreement. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.

Amounts borrowed under the 2024 Revolving Facility accrue interest in an amount equal to a floating rate plus a specified margin. Such floating rates are (i) for loans denominated in US Dollars, at the Company’s option, either (a) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a 1.00% floor (the “US Base Rate”), or (b) the Secured Overnight Financing Rate (“SOFR”), (ii) for loans denominated in Canadian Dollars, at the Company’s option, either (x) the greatest of: the PRIMCAN Index rate, the average 30 day rate for loans accruing interest based on the Canadian Overnight Repo Rate Average (“CORRA”) (the “Canadian Base Rate”), or (y) CORRA, (iii) for loans denominated in Pounds Sterling, the Sterling Overnight Index Average (“SONIA”), (iv) for loans denominated in Euros, the Euro Interbank Offered Rate (“EURIBOR"), and (v) for loans denominated in Japanese Yen, the Tokyo Interbank Offered Rate (“TIBOR”).

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

Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2024 was $19.8 million as compared to $45.9 million for the year ended December 31, 2023. Our net cash used in investing activities for the year ended December 31, 2024 was $12.9 million, compared to $15.1 million for the year ended December 31, 2023. Our net cash used in financing activities for the year ended December 31, 2024 was $9.4 million, which included a pay down on the 2020 credit facility of $0.0 million, as compared to $35.9 million for the year ended December 31, 2023.
Approximately 94% and 92% of our cash and cash equivalents balance at December 31, 2024 and 2023, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region of subsidiary, at December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
Asia	21%	22%
United States	6%	8%
Israel	56%	36%
Europe	14%	23%
Canada	3%	11%
Total	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2024, to be indefinitely reinvested.
For the year ended December 31, 2024, we generated adjusted free cash flow of $11.3 million. We define “adjusted free cash flow,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash provided by operating activities ($19.8 million) in excess of our capital expenditures ($9.2 million) and net of proceeds from the sale of assets ($0.7 million).
The following table summarizes the components of net cash at December 31, 2024 and at December 31, 2023 (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$79,272	$83,965

Third-party debt, including current and long-term
Revolving debt	32,000	32,000
Deferred financing costs	(559)	(144)
Total third-party debt	31,441	31,856
Net cash	$47,831	$52,109
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

Our financial condition as of December 31, 2024 is strong, with a current ratio (current assets to current liabilities) of 4.5 to 1.0, as compared to a current ratio of 3.9 to 1.0 at December 31, 2023.
Cash paid for property and equipment for the year ended December 31, 2024 and December 31, 2023 was $9.2 million and $15.2 million, respectively. Capital spending for 2024 was comprised of building projects related to capacity expansion in Israel and Asia, and other projects related to the normal maintenance of business. Capital expenditures for 2025 are expected to be approximately $12.4 million.
As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements.
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
Forward-Looking Statements
From time to time, information provided by us, including, but not limited to, statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or other statements made by or on our behalf, may contain or constitute "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.
Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; impact of inflation; potential issues respecting the United States federal government debt ceiling; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, and health (including pandemics) instabilities; instability caused by military hostilities in the regions or countries in which we operate (including Israel); difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; significant developments from the recent and potential changes in tariffs and trade regulation; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
We entered into a fourth amended and restated revolving credit facility on August 15, 2024. Interest payable on the facility is based upon a floating rate plus a specified margin, as described in Item 7. “Financial Condition, Liquidity, and Capital

Resources” in this Annual Report on Form 10-K. At December 31, 2024, we had $32.0 million of borrowings outstanding under the revolving credit facility.
At December 31, 2024, we had $79.3 million of cash and cash equivalents, which accrue interest at various variable rates.
Based on the debt and cash positions at December 31, 2024 and 2023, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.2 million and $0.2 million in 2024 and 2023, respectively.
See Note 8 to our consolidated financial statements for additional information about our long-term debt.
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
We have performed a sensitivity analysis as of December 31, 2024 and 2023, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2024 and 2023, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $4.1 million and $3.7 million for the years ended December 31, 2024 and December 31, 2023, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.
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
We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.0 million and $1.2 million for the years ended December 31, 2024 and December 31, 2023, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vishay Precision Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
February 25, 2025

Item 9B. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Certain information required under this Item with respect to our Executive Officers is contained under the heading “Information about our Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.
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
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by employees, officers, directors, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Compliance Policy”). The Company’s Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.
Item 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be contained in our definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed as part of Form 10-K
i)Financial Statements
The Consolidated Financial Statements for the year ended December 31, 2024 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.
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

10.19†
Employment Agreement, dated November 17, 2010, by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2010 and incorporated herein by reference).

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

10.24†
Vishay Precision Group, Inc. 2022 Stock Incentive Plan, effective May 26, 2022 (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022 and incorporated herein by reference).

10.25†
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

10.28†
Employment Agreement, dated March 15, 2020, by and between Vishay Advanced Technologies, Ltd. and Amir Tal (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020 and incorporated herein by reference).

Exhibit No.	Description
10.29†
Amendment to Employment Agreement, dated May 8, 2017, by and among Vishay Precision Group, Inc. and William M. Clancy (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 and incorporated herein by reference).

10.30†
Amendment to Employment Agreement, dated August 7, 2017, by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017 and incorporated herein by reference).

10.31†
Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.32†
Amendment to Employment Agreement,dated March 10, 2019, by and among Vishay Advanced Technologies Ltd. and Ziv Shoshani (previously filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2019 and incorporated herein by reference).

10.33†
Amendment to Employment Agreement, dated March 11, 2019, by and among Vishay Precision Group, Inc. and William Clancy (previously filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2019 and incorporated herein by reference).

10.34†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.35†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and William M. Clancy (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.36†
Amendment to Employment Agreement, dated March 4, 2021, by and between the Company and Amir Tal (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2021 and incorporated herein by reference).

10.37
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

10.38†
Form of Stock Option Agreement under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.39†
Form of Restricted Stock Unit Agreement (Time-based Vesting) under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.40†
Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.41†
First Amendment to Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022 and incorporated herein by reference).

10.42†
Vishay Precision Group, Inc. 2024 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2024 and incorporated herein by reference).

10.43†
Fourth Amended and Restated Credit Agreement, dated August 15, 2024, by and among Vishay Precision Group, Inc., the lenders party thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, National Association and HSBC Bank (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2024 and incorporated herein by reference).

19.1	Vishay Precision Group, Inc. Insider Trading Policy
21.1	List of Subsidiaries.
23.1	Consent of Brightman Almagor Zohar & Co, a Firm in the Deloitte Global Network, relating to the Registrant’s financial statements.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
97.1	Vishay Precision Group, Inc. Dodd-Frank Clawback Policy, effective October 2, 2023.
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2024, furnished in XBRL (eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.
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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: February 25, 2025		President and Chief Executive Officer
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

Signature	Title	Date
/s/ Ziv Shoshani	Chief Executive Officer and Director	February 25, 2025
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	February 25, 2025
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Saul V. Reibstein	Director	February 25, 2025
Saul V. Reibstein

/s/ Marc Zandman	Director	February 25, 2025
Marc Zandman

/s/ Timothy V. Talbert	Director	February 25, 2025
Timothy V. Talbert

/s/ Janet Clarke	Director	February 25, 2025
Janet Clarke

/s/ Bruce Lerner	Director	February 25, 2025
Bruce Lerner

/s/ Sejal Shah Gulati	Director	February 25, 2025
Sejal Shah Gulati

/s/ Erez Lorber	Director	February 25, 2025
Erez Lorber

/s/ Nava Swersky Sofer	Director	February 25, 2025
Nava Swersky Sofer

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – DSI and Onboard Weighing Reporting Units — Refer to Notes 1 and 5 to the Financial Statements

Critical Audit Matter Description

The Company's quantitative goodwill impairment test involves the comparison of the fair value of each reporting unit or asset to its carrying value.

In estimating the fair value of the DSI and Onboard Weighing reporting units, the Company used the income approach to evaluate the estimated fair value of the reporting units. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount and long term growth rates. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units.

The carrying value of goodwill as of December 31, 2024, for the DSI and Onboard Weighing reporting units is $16.9 million and $6.3 million, respectively. The fair value of the DSI and Onboard Weighing reporting units exceed the carrying value, therefore, no impairment was recognized.

We identified goodwill for the DSI and Onboard Weighing reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the difference between the fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, profitability, working capital requirements and selection of the discount and long term growth rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates used by management to estimate the fair value of the DSI and Onboard Weighing reporting units included the following, among others:

•We tested the effectiveness of controls over management’s impairment evaluation, including those over the determination of the fair value of the DSI and Onboard Weighing reporting units, such as controls related to management’s forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates.

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

With the assistance of our fair value specialists, we evaluated the valuation methodologies and the reasonableness of the discount and long term growth rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and long term growth rates selected by management. In addition, we tested management's reconciliation of the fair value of all the reporting units to the market capitalization of the Company.

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
February 25, 2025

We have served as the Company’s auditor since 2019.

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$79,272	$83,965
Accounts receivable, net of allowances for credit losses of $510 and $508, respectively	51,200	56,438
Inventories:
Raw materials	33,013	33,973
Work in process	27,187	26,594
Finished goods	23,960	27,572
Inventories	84,160	88,139
Prepaid expenses and other current assets	17,088	14,520
Assets held for sale	5,229	—
Total current assets	236,949	243,062

Property and equipment:
Land	2,316	4,154
Buildings and improvements	68,125	72,952
Machinery and equipment	132,938	131,738
Software	10,351	9,619
Construction in progress	11,246	11,379
Accumulated depreciation	(145,475)	(139,206)
Property and equipment, net	79,501	90,636

Goodwill	46,819	45,734
Intangible assets, net	41,815	44,634
Operating lease right-of-use assets	24,316	26,953
Other assets	21,535	20,547
Total assets	$450,935	$471,566

Continues on the following page

VISHAY PRECISION GROUP, INC.
Consolidated Balance Sheets (continued)
(In thousands, except share amounts)

	December 31, 2024	December 31, 2023

Liabilities and equity
Current liabilities:
Trade accounts payable	$9,890	$11,698
Payroll and related expenses	18,546	18,971
Other accrued expenses	19,725	22,427
Income taxes	880	4,524
Current portion of operating lease liabilities	3,998	4,004
Total current liabilities	53,039	61,624

Long-term debt	31,441	31,856
Deferred income taxes	3,779	3,490
Operating lease liabilities	19,928	22,625
Other liabilities	14,193	14,770
Accrued pension and other postretirement costs	6,695	7,276
Total liabilities	129,075	141,641

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,215,668 shares outstanding as of December 31, 2024 and 12,405,151 shares outstanding as of December 31, 2023	1,336	1,330
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,022,887 shares outstanding as of December 31, 2024 and December 31, 2023	103	103
Treasury stock, at cost - 1,137,995 shares held at December 31, 2024 and 893,293 shares held at December 31, 2023	(25,335)	(17,460)
Capital in excess of par value	202,783	202,672
Retained earnings	191,977	182,066
Accumulated other comprehensive loss	(48,897)	(38,869)
Total Vishay Precision Group, Inc. stockholders' equity	321,967	329,842
Noncontrolling interests	(107)	83
Total equity	321,860	329,925
Total liabilities and equity	$450,935	$471,566

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Years ended December 31,
	2024	2023	2022
Net revenues	$306,522	$355,048	$362,580
Costs of products sold	180,990	204,706	212,978
Gross profit	125,532	150,342	149,602

Selling, general, and administrative expenses	107,505	106,828	104,285
Acquisition costs	101	—	—
Restructuring costs	1,062	1,560	1,518
Operating income	16,864	41,954	43,799

Other income (expense):
Interest expense	(2,512)	(3,974)	(2,269)
Other	3,212	456	3,558
Other income (expenses)	700	(3,518)	1,289

Income before taxes	17,564	38,436	45,088

Income tax expense	7,730	12,426	8,535

Net earnings	9,834	26,010	36,553
Less: net (loss) earnings attributable to noncontrolling interests	(77)	303	490
Net earnings attributable to VPG stockholders	$9,911	$25,707	$36,063

Basic earnings per share attributable to VPG stockholders	$0.74	$1.89	$2.65
Diluted earnings per share attributable to VPG stockholders	$0.74	$1.88	$2.63

Weighted average shares outstanding - basic	13,353	13,574	13,628
Weighted average shares outstanding - diluted	13,386	13,653	13,688
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Years ended December 31,
	2024	2023	2022
Net earnings	$9,834	$26,010	$36,553

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,653)	2,227	(11,213)
Pension and other postretirement actuarial items	(375)	(196)	5,321
Other comprehensive income (loss), net of tax	(10,028)	2,031	(5,892)

Other comprehensive income (loss)	(194)	28,041	30,661

Less: comprehensive income (loss) attributable to noncontrolling interests	(77)	303	490

Comprehensive income (loss) attributable to VPG stockholders	$(117)	$27,738	$30,171
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Equity
(In thousands, except share amounts)

	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	$1,322	$103	$(8,765)	$199,151	$120,296	$(35,008)	$277,099	$(57)	$277,042
Net earnings	—	—	—	—	36,063	—	36,063	490	36,553
Other comprehensive loss	—	—	—	—	—	(5,892)	(5,892)	—	(5,892)
Share-based compensation expense	—	—	—	2,439	—	—	2,439	—	2,439
Restricted stock issuances (28,368 shares)	3	—	—	(426)	—	—	(423)	—	(423)
Purchase of treasury stock (85,213 shares)	—	—	(2,739)	—	—	—	(2,739)	—	(2,739)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(458)	(458)
Balance at December 31, 2022	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	25,707	—	25,707	303	26,010
Other comprehensive income	—	—	—	—	—	2,031	2,031	—	2,031
Share-based compensation expense	—	—	—	2,290	—	—	2,290	—	2,290
Restricted stock issuances (47,189 shares)	5	—	—	(782)	—	—	(777)	—	(777)
Purchase of treasury stock (188,413 shares)	—	—	(5,915)	—	—	—	(5,915)	—	(5,915)
Excise tax on net share repurchases	—	—	(41)	—	—	—	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(195)	(195)
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
Net earnings	—	—	—	—	9,911	—	9,911	(77)	9,834
Other comprehensive loss	—	—	—	—	—	(10,028)	(10,028)	—	(10,028)
Share-based compensation expense	—	—	—	971	—	—	971	—	971
Restricted stock issuances (55,219 shares)	6	—	—	(860)	—	—	(854)	—	(854)
Purchase of treasury stock (244,702 shares)	—	—	(7,815)	—	—	—	(7,815)	—	(7,815)
Excise tax on net share repurchases	—	—	(60)	—	—	—	(60)	—	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(113)	(113)
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	$321,967	$(107)	$321,860
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2024	2023	2022
Operating activities
Net earnings	$9,834	$26,010	$36,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,805	15,550	15,353
Loss (gain) on disposal of property and equipment	(148)	75	(117)
Gain on sale of short term investment	—	(14)	—
Reclassification of foreign currency translation adjustment related to disposal of subsidiary	—	—	191
Share-based compensation expense	971	2,290	2,439
Inventory write-offs for obsolescence	2,352	2,099	1,650
Deferred income taxes	69	(156)	(2,040)
Foreign currency impacts and other items	(3,249)	660	(3,915)
Net changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,244	3,794	(4,777)
Inventories	2,139	(4,898)	(11,943)
Prepaid expenses and other current assets	(3,962)	4,172	(2,808)
Trade accounts payable	(416)	(2,658)	889
Other current liabilities	(5,634)	56	3,393
Other non current assets and liabilities, net	(760)	439	(1,413)
Accrued pension and other postretirement costs, net	(430)	(1,526)	(426)
Net cash provided by operating activities	19,815	45,893	33,029
Investing activities
Capital expenditures	(9,163)	(15,154)	(21,288)
Proceeds from sale of property and equipment	671	40	451
Purchase of short term investment	—	(1,000)	—
Proceeds from sale of short term investment	—	1,014	—
Purchase of business	(4,409)	—	—
Net cash used in investing activities	(12,901)	(15,100)	(20,837)
Financing activities
Debt issuance costs	(570)	—	—
Payments on revolving facility	—	(29,000)	—
Purchase of treasury stock	(7,815)	(5,915)	(2,739)
Distributions to noncontrolling interests	(113)	(195)	(457)
Payment of excise tax on net share repurchases	(41)	—	—
Payments of employee taxes on certain share-based arrangements	(860)	(825)	(435)
Net cash (used in) provided by financing activities	(9,399)	(35,935)	(3,631)
Effect of exchange rate changes on cash and cash equivalents	(2,208)	545	(4,334)
(Decrease) increase in cash and cash equivalents	(4,693)	(4,597)	4,227
Cash and cash equivalents at beginning of year	83,965	88,562	84,335
Cash and cash equivalents at end of year	$79,272	$83,965	$88,562
Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$949	$2,317	$1,731
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	$60	$41	$—
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
Research and Development Expenses
Research and development costs are expensed as incurred. The amount charged to expense for research and development was $20.0 million, $20.4 million, and $19.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2024 or 2023.
Allowance for Credit Losses
The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses was $0.5 million and $0.5 million at December 31, 2024 and 2023, respectively. The credit loss was $0.1 million, $0.2 million, and $0.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Inventories
Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market based on net realizable value. Inventories are adjusted for estimated excess and obsolescence and written down to net realizable value based upon estimates of future demand, technology developments, and market conditions.
Assets Held For Sale
The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we reclassify it to current assets as “Asset held for sale” and we record the property’s value at the lower of its carrying amount or its estimated fair value, less estimated costs to sell, and we cease depreciation.
Property and Equipment
Property and equipment are carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to fifteen years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $12.0 million, $11.8 million, and $11.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, which included software depreciation expense of $0.5 million, 0.8 million, and $0.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company's requires goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As described in Note 5 to the consolidated financial statements, the 2024, 2023 and 2022 annual impairment tests resulted in no impairment.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. As part of this Annual Report, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 14 herein for further details regarding this adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This update aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide disaggregated disclosure of certain income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for annual fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Note 2 – Revenues
The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Year to date December 31, 2024
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$38,500	$44,599	$50,758	$133,857
Europe	31,827	49,900	5,676	87,403
Israel	19,156	376	—	19,532
Asia	22,755	12,207	9,283	44,245
Canada	—	123	21,362	21,485
	$112,238	$107,205	$87,079	$306,522

	Year to date December 31, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$49,998	$55,421	$55,703	$161,123
Europe	36,095	53,629	5,790	95,513
Israel	17,772	292	—	18,064
Asia	35,918	13,156	8,861	57,935
Canada	—	30	22,383	22,413
	$139,783	$122,528	$92,737	$355,048

	Year to date December 31, 2022
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$51,246	$58,076	$52,435	$161,757
Europe	35,419	53,188	5,740	94,347
Israel	28,413	470	—	28,883
Asia	37,143	13,974	7,537	58,654
Canada	—	8	18,932	18,940
	$152,221	$125,715	$84,644	$362,580

The following table disaggregates net revenue by market sector (in thousands):

Note 2 – Revenues

	Years Ended December 31,
	2024	2023	2022
Test & Measurement	$57,314	$73,986	$78,406
Avionics, Military & Space	28,066	38,270	31,399
Transportation	52,329	55,060	55,892
Other Markets	62,776	72,372	79,750
Industrial Weighing	37,591	43,898	52,109
General Industrial	19,341	19,917	21,179
Steel	49,105	51,545	43,845
	$306,522	$355,048	$362,580

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
December 31, 2023	$2,989	$8,712
December 31, 2024	$3,330	$8,272
(Decrease) Increase	$341	$(440)
The amount of revenue recognized during the year ended December 31, 2024 that was included in the contract liability balance at December 31, 2023 was $7.8 million.

Note 3 – Acquisition Activity

Nokra

On September 30, 2024, the Company completed the acquisition of Nokra, a German-based, privately held maker of precision measuring and testing equipment for manufacturing, for a purchase price of $4.4 million.
Nokra’s laser-based measuring systems expand our existing measurement and inspection solutions for steel and aluminum rolling mills, as well as for the metal processing industry. Nokra’s laser-based measurement gauge systems are used to precisely measure the thickness, flatness, contour, width or 3D profile of various metals depending on the application , in both inline and offline production. The Company used cash on hand to fund the purchase under the purchase agreement. Nokra reports into the Company's Measurement Systems segment.
The following table summarizes the provisional fair values assigned to the assets and liabilities of Nokra as of September 30, 2024 (in thousands):

Note 3 – Acquisition Activity (continued)

September 30, 2024
Working capital	1,214
Property and equipment	113
Deferred income tax liability	(31)

Intangible assets:
Acquired technology	1,211
Customer backlog	141
Total intangible assets	1,352
Fair value of acquired identifiable assets	2,648
Purchase price	$4,409
Goodwill	$1,761
(a) Working capital accounts include accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses, and accrued payroll.

The Company utilizes certain valuations and studies to determine the fair value of the tangible and intangible assets acquired. The estimated weighted average useful life for the acquired technology is 10 years and for customer backlog is 1 year. None of the goodwill associated with Nokra is deductible for income tax purposes. The Company recorded acquisition costs associated with this transaction of $0.1 million in the fourth quarter of 2024, which included legal fees.

Note 4- Assets held for sale

During the fourth quarter of 2024, the Company committed to a plan to sell its manufacturing facility located at Kent, Washington (Weighing Solutions Segment) as part of the Company’s ongoing strategy to focus on core operations and optimize its asset base utilization.
The Company determined that the criteria for classifying the asset as held for sale as of December 31, 2024, have been met. Accordingly, the carrying value of the asset is presented separately as a current asset in the consolidated balance sheet.
The Company expects to complete the sale within the next 12 months at a price which is higher than the carrying value of the asset.
A summary of the assets held for sale is included in the table below as of December 31, 2024:

Location	Asset Category	Cost	Accumulated Depreciation	Net Carrying Value

Kent, Washington	Land	$1,800	$—	$1,800
	Building & Improvements	$4,910	$1,481	$3,429
		$6,710	$1,481	$5,229

Note 5 – Goodwill and Other Intangible Assets
The Company has four reporting units to which goodwill was allocated: steel, on-board weighing, DSI, and DTS. In 2024 the Company performed a quantitative impairment test for all its reporting units. In estimating the fair value of our reporting units the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying value of goodwill exceeds the reporting unit fair value.

Note 5 – Goodwill and Other Intangible Assets (continued)
The Company's requires goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. In 2024, 2023 and 2022, the results of the quantitative impairment test for all reporting units indicated that the fair value of the reporting units exceeded their carrying values, and therefore no impairment was recognized.
The change in the carrying value of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems				Weighing Solutions
		Steel	Nokra	DSI	DTS	On-board Weighing
Balance at January 1, 2023	45,544	6,313	—	16,887	16,033	6,311
Foreign currency translation adjustment	190	175	—	15	—	—
Balance at December 31, 2023	45,734	6,488	—	16,902	16,033	6,311
Goodwill acquired	1,761	—	1,761	—	—	—
Foreign currency translation adjustment	(676)	(524)	(128)	(24)	—	—
Balance at December 31, 2024	46,819	5,964	1,633	16,878	16,033	6,311

Intangible assets were as follows (in thousands):

	December 31,
	2024	2023
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$31,890	$32,752
Customer relationships	32,683	33,537
Trade names	3,236	1,517
Non-competition agreements	9,250	9,956
	77,059	77,762
Accumulated amortization:
Patents and acquired technology	(10,937)	(11,048)
Customer relationships	(19,453)	(18,306)
Trade names	(3,235)	(1,517)
Non-competition agreements	(9,218)	(9,939)
	(42,843)	(40,810)
Net intangible assets subject to amortization	$34,216	$36,952

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	7,599	7,682
	$41,815	$44,634
Certain intangible assets are subject to foreign currency translation.
Amortization expense was $3.8 million, $3.8 million, and $3.9 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 5 – Goodwill and Other Intangible Assets (continued)
Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2025	$3,836
2026	3,748
2027	3,713
2028	3,172
2029	3,128

Note 6 - Restructuring Costs
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
The Company recorded restructuring costs of $1.1 million, $1.6 million, and $1.5 million during the years ended December 31, 2024, 2023, and 2022, respectively. The restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes the activity to date related to these programs in the accrued restructuring liability, which is comprised of the activity associated primarily with the employee termination costs. The accrued restructuring liability balance as of December 31, 2024 and 2023, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$249	$183
Restructuring charges	1,062	1,560
Cash payments	(949)	(1,496)
Foreign currency translation	(127)	2
Balance at end of year	$235	$249

Note 7 – Income Taxes
For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2024	2023	2022
Domestic	$11,651	$(4,111)	$(4,979)
Foreign	5,913	42,547	50,067
	$17,564	$38,436	$45,088

Note 7 – Income Taxes (continued)
The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2024	2023	2022
Current:
Federal	$331	$517	$21
State and local	75	162	97
Foreign	7,255	11,903	10,457
	7,661	12,582	10,575
Deferred:
Federal	19	154	(2,808)
State and local	(63)	(628)	109
Foreign	113	318	659
	69	(156)	(2,040)
Total income tax expense	$7,730	$12,426	$8,535
A reconciliation of income tax expense (benefit) at the U.S. federal statutory income tax rate to the actual income tax provision is as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Tax at statutory rate	$3,688	$8,072	$9,468
State income taxes, net of U.S. federal tax benefit	9	(368)	164
U.S. GILTI tax, net of foreign tax credits	41	72	8
Effect of foreign operations	2,688	2,378	1,246
Residual U.S. tax on foreign earnings	49	899	291
Change in valuation allowance	1,330	1,270	(1,629)
Change in unrecognized tax benefits, net	99	476	(1,000)
Specialty tax credits	(502)	(520)	(639)
Statutory rate changes	172	56	3
Effect of foreign exchange	(20)	128	667
Other	176	(37)	(44)
Total income tax expense	$7,730	$12,426	$8,535

In 2024, the Company recognized deferred tax benefits of $0.2 million on net operating loss carryforwards generated in certain foreign jurisdictions, which is included in deferred tax expense (benefit) above.

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

The Company recognized approximately $8.1 million and $22.5 million of GILTI for the years ended December 31, 2024 and 2023, respectively. The U.S. tax on GILTI, net of foreign tax credits and research credits, was less than $0.1 million for each of the years ended December 31, 2024 and 2023. Any excess foreign tax credits associated with GILTI are lost and cannot be carried forward to future years.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

Note 7 – Income Taxes (continued)

	December 31,
	2024	2023
Deferred tax assets:
Pension and other postretirement costs	$1,056	$1,082
Inventories	5,066	4,102
Net operating/capital loss and interest carryforwards	12,668	10,800
Tax credit carryforwards	1,952	1,390
Deferred compensation	3,116	2,845
Research and development costs	5,402	4,707
Other accruals and reserves	3,221	3,709
Total gross deferred tax assets	32,481	28,635
Less: valuation allowance	(15,380)	(13,136)
	17,101	15,499
Deferred tax liabilities:
Tax over book depreciation	(2,387)	(2,151)
Investment in subsidiary	(2,271)	(2,121)
Intangible assets, including tax deductible goodwill	(11,241)	(10,843)
Total gross deferred tax liabilities	(15,899)	(15,115)

Net deferred tax assets	$1,202	$384
In 2015, the Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2023 and 2024, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of the acquisitions of Stress-Tek, Pacific Instruments, DSI and DTS was also considered in determining the realization of the U.S. deferred tax assets. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the Stress-Tek acquisition, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.
On September 30, 2024, the Company acquired Nokra. Nokra's opening balance sheet included a $1.0 million of gross deferred tax assets, and a $1.2 million of indefinite-lived liabilities as a result of the purchase price allocation. The acquisition contributed to a less than $0.1 million net increase in valuation allowance and deferred tax expense for the Company in 2024. The Company has one year from the date of acquisition to finalize the purchase accounting for Nokra.

Overall, the cumulative losses and the acquisition impacts still indicate that realization of our U.S. deferred tax assets remains uncertain such that the Company cannot conclude that it is "more likely than not" that the deferred tax assets will be recoverable. We will continue to monitor the realization of U.S. deferred tax assets and reduce the valuation allowance if, and when, sufficient positive evidence of realization exists. At December 31, 2024 and 2023, the valuation allowance on U.S. deferred tax assets was approximately $13.3 million and $10.9 million, respectively. The net change in this valuation allowance was approximately $2.4 million, of which approximately $0.6 million related to state valuation allowances.

The change in valuation allowance related to state taxes exclusive of rate changes was $0.6 million expense and $0.5 million benefit for the years ended December 31, 2024 and 2023, respectively.

The Company also has valuation allowances of $2.1 million and $2.2 million at December 31, 2024 and 2023, respectively, with respect to certain foreign net operating loss and capital loss carryforwards.

Significant valuation allowances are as follows (in thousands):

Note 7 – Income Taxes (continued)

	December 31,
Jurisdiction	2024	2023
U.S. federal	$6,185	$4,402
U.S. state (net of U.S. federal tax benefit)	7,122	6,545
Israel - capital losses	1,364	1,369
The following table summarizes significant net operating losses, capital losses and credit carryforwards as of December 31, 2024 (in thousands):

	December 31,
Jurisdiction	2024	Expiring
U.S. federal net operating losses	$2,801	No expiration
U.S. federal interest expense carryover	18,568	No expiration
U.S. foreign tax credit	498	2028-2034
U.S. state net operating losses	122,196	2024-2044
Israel capital losses	5,908	No expiration
Utilization of U.S. federal net operating losses is taken into account before the GILTI deduction allowable by IRC Section 250.
Undistributed earnings of the Company’s foreign subsidiaries were approximately $300.5 million at December 31, 2024 compared to $277.6 million at December 31, 2023. As of December 31, 2024, the Company had provided for a deferred tax liability of approximately $2.3 million of withholding tax associated with $25.3 million of unremitted, non-permanently reinvested earnings. Substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $2.3 million, additional withholding taxes of approximately $32.0 million are estimated to be payable upon distribution of the remaining previously unremitted earnings as of December 31, 2024.

Net income taxes paid were $14.5 million, $10.9 million and $10.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Note 7 – Income Taxes (continued)
The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of year	$798	$439	$1,282
Addition based on tax positions related to current year	105	589	176
Addition based on tax positions related to prior years	—	—	216
Reduction based on tax positions related to prior years	—	(128)	—
Currency translation adjustments	(5)	(8)	(6)
Reduction for settled tax examinations	—	—	(1,229)
Reduction for payments made	—	(94)	—
Reduction for lapses of statute of limitations	(54)	—	—
Balance at end of year	$844	$798	$439
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, for the years ended December 31, 2024, 2023 and 2022, the Company accrued total penalties and interest of 0.0 million, $0.0 million and $(0.2) million, respectively. As of December 31, 2024, 2023 and 2022, accrued penalties and interest were $0.1 million, $0.0 million and $0.0 million, respectively.

Included in the balance of unrecognized tax benefits as of December 31, 2024, 2023, and 2022 is $0.8 million, $0.8 million, and $0.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. The Company believes that it is reasonably possible that an increase in unrecognized tax benefits related to foreign exposures of between $0.1 million and $0.2 million may be necessary in 2025. Furthermore, as of December 31, 2024, the Company does not anticipate that any of its current unrecognized tax benefits will reverse within the next calendar year due to the expiration of the statute of limitations.
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
During the first quarter of 2024, a tax examination began of one its subsidiaries in Israel covering the years 2019-2022.
During the second quarter of 2024, the Company concluded a tax examination in France for one of its subsidiaries covering the years 2021 and 2022, which resulted in no change in tax.
During the fourth quarter of 2024, a tax examination began in Germany of three of the Company's subsidiaries. The Company also concluded a tax examination in Taiwan for one of its subsidiaries covering the year 2022, which resulted in no change in tax.
The Company is subject to ongoing income tax audits, administrative appeals and judicial proceedings in India spanning a number of years.

Note 8 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
Credit Agreement - Revolving Facility	$32,000	$32,000
Deferred financing costs	(559)	(144)
Long-term debt	$31,441	$31,856

2024 Credit Agreement
On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A., as agent for such lenders, pursuant to which the existing Credit Agreement, was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multi-currency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the existing credit facility. The aggregate principal amount of the 2024 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2024 Credit Agreement. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.

Amounts borrowed under the 2024 Revolving Facility accrue interest in an amount equal to a floating rate plus a specified margin. Such floating rates are (i) for loans denominated in US Dollars, at the Company’s option, either (a) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a 0.01 floor (the “US Base Rate”), or (b) the SOFR, (ii) for loans denominated in Canadian Dollars, at the Company’s option, either (x) the greatest of: the PRIMCAN Index rate, the average 30 days rate for loans accruing interest based on the Canadian Overnight Repo Rate Average (“CORRA”) (the “Canadian Base Rate”), or (y) CORRA, (iii) for loans denominated in Pounds Sterling, the Sterling Overnight Index Average (“SONIA”), (iv) for loans denominated in Euros, the Euro Interbank Offered Rate (“EURIBOR"), and (v) for loans denominated in Japanese Yen, the Tokyo Interbank Offered Rate (“TIBOR”). The specified interest margin for US Base Rate Loans and Canadian Base Rate Loans is 0.25%. Depending upon the Company’s leverage ratio, the interest rate margin for loans based on SOFR, CORRA, SONIA, EURIBOR and TIBOR ranges from 1.75% to 3.00% per annum. The Company is required to pay a quarterly fee of 0.20% per annum to 0.40% per annum on the unused portion of the 2024 Revolving Facility, which is also determined based on the Company’s leverage ratio. Additional customary fees apply with respect to letters of credit.
The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at December 31, 2024. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Other Lines of Credit
In addition to the 2024 Revolving Facility discussed above, certain subsidiaries of the Company had committed short-term lines of credit with a foreign bank aggregating approximately $5.0 million and $5.0 million at December 31, 2024 and 2023, respectively. The Company had outstanding letters of credit under these short-term lines of credit of $2.4 million and $2.4 million at December 31, 2024 and 2023, respectively.

Note 8 – Long-Term Debt (continued)
Aggregate annual maturities of long-term debt are as follows (in thousands):

2025	$—
2026	—
2027	—
2028	—
2029	32,000

Interest paid on third-party debt was $2.5 million, $4.0 million, and $2.3 million during the years ended December 31, 2024, 2023, and 2022, respectively.
Note 9 – Stockholders’ Equity
The Company’s Class B convertible common stock carries ten votes per share. The Company common stock carries one vote per share. Class B shares are transferable only to certain permitted transferees. Class B shares are convertible on a one-for-one basis at any time into shares of common stock. Transfers of Class B shares other than to permitted transferees will result in the automatic conversion of the Class B shares into common stock.
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
From August 8, 2022 to August 9, 2024, the Company had repurchased an aggregate of 518,328 shares of its common stock under the Stock Repurchase Plan.
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

Note 9 – Stockholders’ Equity (continued)
Other Comprehensive Income (Loss)
The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning Balance	Before-Tax Amount	Tax Effect	Net-of-Tax Amount	Ending Balance
December 31, 2022
Pension and other postretirement actuarial items	$(4,732)	$5,797	$(1,021)	$4,776	$44
Reclassification adjustment for recognition of actuarial items	—	721	(176)	545	545
Foreign currency translation adjustment	$(30,276)	$(11,243)	$(161)	$(11,404)	$(41,680)
Reclassification adjustment for foreign currency translation	—	191	—	191	191
	$(35,008)	$(4,534)	$(1,358)	$(5,892)	$(40,900)
December 31, 2023
Pension and other postretirement actuarial items	$589	$(172)	$(26)	$(198)	$391
Reclassification adjustment for recognition of actuarial items	—	7	(5)	2	2
Foreign currency translation adjustment	(41,489)	2,237	(10)	2,227	(39,262)
	$(40,900)	$2,072	$(41)	$2,031	$(38,869)
December 31, 2024
Pension and other postretirement actuarial items	$393	$(471)	$112	$(359)	$34
Reclassification adjustment for recognition of actuarial items	—	(21)	5	(16)	(16)
Foreign currency translation adjustment	(39,262)	(12,147)	2,494	(9,653)	(48,915)
	$(38,869)	$(12,639)	$2,611	$(10,028)	$(48,897)
In 2022, Reclassification of foreign currency translation adjustment for gain on liquidation of a subsidiary is included in other income (expense) other (See Note 15). Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (See Note 9).

Note 10 – Pensions and Other Postretirement Benefits
Defined Benefit Plans
Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.
U.S. Pension Plan
The Vishay Precision Group Non-Qualified Retirement Plan, like all nonqualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at December 31, 2024 and $1.6 million at December 31, 2023, and the related liabilities of $2.1 million and $2.1 million at December 31, 2024 and 2023, respectively.
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

Note10 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension plans (in thousands):

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$2,098	$16,467	$2,050	$15,853
Service cost (adjusted for actual employee contributions)	—	264	—	265
Interest cost	96	670	97	675
Actuarial loss/(gains)	(89)	(1,015)	59	6
Benefits paid	(108)	(628)	(108)	(573)
Curtailments and settlements	—	(199)	—	(310)
Currency translation	—	(557)	—	551
Benefit obligation at end of year	$1,997	$15,002	$2,098	$16,467

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$18,319	$—	$16,248
Actual return on plan assets	—	(794)	—	855
Company contributions	—	456	—	875
Benefits paid	—	(628)	—	(573)
Currency translation	—	(398)	—	914
Fair value of plan assets at end of year	$—	$16,955	$—	$18,319

Funded status at end of year	$(1,997)	$1,953	$(2,098)	$1,852
Actuarial gains incurred in 2024 related to our U.S. and non-U.S. plans are primarily the result of the decrease discount rate assumptions used to estimate the benefit obligation as of December 31, 2024 compared to December 31, 2023. Actuarial gains incurred in 2023 related to our U.S. and non-U.S. plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2023 compared to December 31, 2022.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Other assets	$—	$4,155	$—	$4,573
Other accrued expenses	$(145)	$(161)	$(140)	$(85)
Accrued pension and other postretirement costs	$(1,852)	$(2,041)	$(1,958)	$(2,636)
Accumulated other comprehensive loss	$107	$961	$196	$492
	$(1,890)	$2,914	$(1,902)	$2,344

Note10 – Pensions and Other Postretirement Benefits (continued)
Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Unrecognized net actuarial loss	$107	$921	$196	$448
Unrecognized prior service cost	—	40	—	44
	$107	$961	$196	$492
The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31, 2024
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$1,997	$12,940
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$1,997	$2,377
Accumulated benefit obligation	$1,997	$1,812

	December 31, 2023
	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation, all plans	$2,098	$14,992
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,098	$2,842
Accumulated benefit obligation	$2,098	$2,203

Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension (in thousands):

	Years ended December 31,
	2024		2023		2022
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Annual service cost	$—	$264	$—	$265	$—	$308
Interest cost	96	670	97	675	65	395
Expected return on plan assets	—	(844)	—	(879)	—	(454)
Amortization of actuarial losses	—	30	—	39	22	736
Amortization of prior service cost	—	(10)	—	(10)	—	—
Amortization of transition obligation	—	—	—	—	—	(40)
Curtailment and settlement losses	—	18	—	50	—	(512)
Net periodic benefit cost	$96	$128	$97	$140	$87	$433
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2024, 2023, and 2022.

Note10 – Pensions and Other Postretirement Benefits (continued)
The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.35%	4.76%	4.71%	4.19%
Rate of compensation increase	N/A	4.51%	N/A	4.00%
Expected return on plan assets	N/A	4.18%	N/A	5.13%
The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2024 and 2023:

	2024		2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.71%	4.19%	4.91%	4.23%
Rate of compensation increase	N/A	4.00%	N/A	2.49%
Expected return on plan assets	N/A	5.13%	N/A	3.96%
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
The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2024 and 2023.
Plan assets are comprised of:

	December 31, 2024		December 31, 2023
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	—	—%	—	—%
Fixed income securities	—	72%	—	84%
Cash and cash equivalents	—	28%	—	16%
Total	—	100%	—	100%
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

Note10 – Pensions and Other Postretirement Benefits (continued)
Cash held by the defined benefit retirement plans consists of deposits on account in various financial institutions. The carrying amount of the cash approximates its fair value. A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (see Note 17 for further description of the levels within the fair value hierarchy (in thousands)):

As of December 31, 2024		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$—	$—	$—	$—
Fixed income securities	12,123	—	12,123	—
Cash and cash equivalents	4,832	1,780	3,052	—
	$16,955	$1,780	$15,175	$—

As of December 31, 2023		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$—	$—	$—	$—
Fixed income securities	15,417	—	15,417	—
Cash and cash equivalents	2,902	1,637	1,265	—
	$18,319	$1,637	$16,682	$—

Estimated future benefit payments are as follows (in thousands):

	US Pension Plans	Non-US Plans
2025	$145	$813
2026	145	634
2027	145	790
2028	176	720
2029	174	1,106
2030-2034	812	6,112
The Company anticipates making contributions to its funded and unfunded pension of approximately $1.2 million during 2025.

Other Postretirement Benefit Plans
In the U.S., the Company maintains two unfunded non-pension other postretirement benefit plans (“OPEB”) which are funded as costs are incurred. These plans provide medical and death benefits to retirees.

Note10 – Pensions and Other Postretirement Benefits (continued)
The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to other postretirement benefit plans (in thousands):

	OPEB Plans
	December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$2,490	$2,386
Service cost (adjusted for actual employee contributions)	16	17
Interest cost	110	111
Contributions by participants	—	—
Actuarial losses/(gains)	(211)	95
Benefits paid	(128)	(119)
Plan amendments and other	—	—
Benefit obligation at end of year	$2,277	$2,490

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	128	119
Contributions by participants	—	—
Benefits paid	(128)	(119)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(2,277)	$(2,490)
Actuarial gains incurred in 2024 related to our post-retirement plans are primarily the result of the increase discount rate assumptions used to estimate the benefit obligation as of December 31, 2024 compared to December 31, 2023. Actuarial losses incurred in 2023 related to our post-retirement plans are primarily the result of the decrease discount rate assumptions used to estimate the benefit obligation as of December 31, 2023 compared to December 31, 2022.
Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	OPEB Plans
	December 31,
	2024	2023
Other accrued expenses	$(290)	$(286)
Accrued pension and other postretirement costs	$(1,987)	$(2,204)
Accumulated other comprehensive gain	$(566)	$(367)
	$(2,843)	$(2,857)
Actuarial items consist of the following (in thousands):

	OPEB Plans
	December 31,
	2024	2023
Unrecognized net actuarial gain	$(566)	$(367)
	$(566)	$(367)

Unrecognized gains and losses are amortized into future net periodic benefit cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic benefit costs (in thousands):

Note10 – Pensions and Other Postretirement Benefits (continued)

	OPEB Plans
	Years ended December 31,
	2024	2023	2022
	OPEB Plans	OPEB Plans	OPEB Plans
Net service cost	16	17	29
Interest cost	110	111	67
Amortization of actuarial (gains)/ losses	(11)	(22)	3
Net periodic benefit cost	$115	$106	$99
See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2024, 2023, and 2022.

The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	OPEB Plans
	December 31,
	2024	2023
Discount rate	5.33%	4.69%

The following weighted-average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2024 and 2023:

	OPEB Plans
	December 31,
	2024	2023
Discount rate	4.69%	4.88%
Health care trend rate	6.50%	6.50%
The health care trend ultimate rate is 4.04% per the terms of the plan. The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.
Estimated future benefit payments are as follows (in thousands):

OPEB Plans
2025	$290
2026	251
2027	256
2028	205
2029	153
2029-2033	726
As the plans are unfunded, the Company's anticipated contributions for 2024 are equal to the estimated benefit payment.

Other Retirement Obligations

Note10 – Pensions and Other Postretirement Benefits (continued)
The Company participates in various other defined contribution plans based on local law or custom. The Company periodically makes contributions to these plans. At December 31, 2024 and 2023, the consolidated balance sheets include $0.5 million and $0.5 million, respectively, within accrued pension and other postretirement costs related to these plans.
Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.
Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $4.6 million and $4.3 million at December 31, 2024 and 2023 respectively, and the related liabilities of $5.9 million and $5.6 million at December 31, 2024 and 2023, respectively.
In July 2024, the UK Court of Appeal upheld a ruling in the matter of Virgin Media Limited versus NTL Pension Trustees II Limited, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation, a decision that the Company was not a party to or involved in and could impact the Company’s non US pension plan in the UK. The Company and its UK pension scheme trustee are reviewing this development, along with its actuaries, and considering whether this decision has any implications for its UK pension plan.

Note 11 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits the issuance of up to 608,000 shares of common stock. At December 31, 2024 the Company had reserved 440,970 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options) pursuant to the 2022 Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for future grant under the 2022 plan.
Restricted Stock Units
Pursuant to the 2022 plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2024. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.
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
On May 22, 2024, and in accordance with the Company's 2024 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 14,826 RSUs to the independent board members of the Board of Directors. The awards have an aggregate grant-date fair value of $0.5 million and will vest on or before the 2025 Annual Stockholders

Note 11 – Share-Based Compensation (continued)
Meeting in May 2025, subject to each applicable director's continued service on the Board of Directors. Vesting of equity awards is subject to acceleration under certain circumstances.

On August 14, 2024, and in accordance with the Company's 2024 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 2,265 RSUs to an independent board member of the Board of Directors in connection with his appointment to the Board of Directors. The award had an aggregate grant-date fair value of $0.06 million and will vest on or before the 2025 Annual Stockholders Meeting in May 2025, subject to such independent director's continued service on the Board of Directors. Vesting of such equity awards is subject to acceleration under certain circumstances.

On December 4, 2024, and in accordance with the Company's 2024 Non-Employee Director Compensation Plan, the Board of Directors approved the issuance of an aggregate of 1,588 RSUs to an independent board member of the Board of Directors in connection with her appointment to the Board of Directors. The award had an aggregate grant-date fair value of $0.04 and will vest on or before the 2025 Annual Stockholders Meeting in May 2025, subject to such independent director's continued service on the Board of Directors. Vesting of such equity awards is subject to acceleration under certain circumstances.
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
Vesting of equity awards may be subject to acceleration under certain circumstances.
RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2024		2023		2022
	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value	Number of RSUs	Weighted Average Grant-date Fair Value
Outstanding:
Beginning of year	202	$35.50	204	$29.92	198	$31.07
Granted	85	34.48	72	42.09	82	30.68
Vested	(55)	32.68	(67)	26.54	(40)	34.29
Forfeited	—	—	(7)	24.85	(36)	33.15
End of year	232	$35.79	202	$35.50	204	$29.92
The fair value of the RSUs vested during 2024 was $1.9 million. Included in the 2024, 2023 and 2022 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.
None of the RSUs with performance-based criteria is expected to vest in the coming 3 years period.

Share-Based Compensation Expense
The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2024	2023	2022
Restricted stock units	$971	$2,290	$2,439
Share-based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.
During 2024, a net adjustment of $1.5 million decreasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated with awards granted in 2022, 2023 and 2024. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards.

Note 11 – Share-Based Compensation (continued)
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
The total tax benefit on share-based compensation expense was $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The deferred tax benefit (expense) on share-based compensation expense was $(0.3) million, $0.1 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, the Company had $0.3 million of unrecognized share-based compensation expense related to share-based awards that expected to be recognized over a weighted-average period of approximately 0.4 years.
Note 12 – Commitments, Contingencies, and Concentrations
Tax Assessment
During the second quarter of 2024, the Israel Tax Authority has issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.3 million), pertaining to claims of VAT between the years 2019 to 2023.
The Company believes that the liability for the assessment is not probable and files an appeal against this assessment.
Given the stage of this matter, the Company is currently unable to predict the likely outcome or estimate the potential financial impact, if any, of this matter.
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
Credit Risk Concentrations
Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2024 and 2023, the Company had no significant concentrations of credit risk.

Note 12 – Commitments, Contingencies, and Concentrations (continued)
Geographic Concentrations
At December 31, 2024 and 2023, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region of subsidiary, at December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
Asia	21%	22%
United States	6%	8%
Israel	56%	36%
Europe	14%	23%
Canada	3%	11%
Total	100%	100%
Note 13 - Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to eleven years, ten months, thirteen days.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	December 31, 2024	December 31, 2023
Assets
Operating lease right of use asset	$24,316	$26,953

Liabilities
Operating lease - current	$3,998	$4,004
Operating lease - non-current	$19,928	$22,625
Other information related to lease term and discount rate is as follows:

December 31, 2024
Operating leases weighted average remaining lease term (in years)	7.1 years
Operating leases weighted average discount rate	5.01%

The components of lease expense are as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$5,349	$5,171	$5,098
Short-term lease cost	45	150	121
Sublease income	(445)	(385)	(423)
Total net lease cost	$4,949	$4,936	$4,796

Right of use assets obtained in exchange for new operating lease liability during 2024 were $2.0 million and in 2023 were $6.8 million. The Company paid $5.2 million for its operating leases for the year ended December 31, 2024 and $5.1 million for the year ended December 31, 2023, which are included in operating cash flows on the consolidated statements of cash flows.
Undiscounted maturities of operating lease payments as of December 31, 2024 are summarized as follows (in thousands):

Note 13 - Leases ( continued)

2025	$4,847
2026	4,114
2027	3,705
2028	3,443
2029	3,356
Thereafter	8,826
Total future minimum lease payments	$28,291
Less: amount representing interest	(4,365)
Present value of future minimum lease payments	$23,926

Note 14 – Segment and Geographic Data
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
The chief operating decision maker ("CODM") is our chief executive officer. The evaluation of the segments performance is based on multiple performance measures including revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring severance, impairment of goodwill and indefinite-lived intangible assets and amortization of intangible assets, acquisition costs, and other items is meaningful because they relate to occurrences or events that are outside of our core operations, and management believes that the use of these measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Reporting segment assets are the owned or allocated assets used by each segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products.
The following table sets forth reporting segment information (in thousands):

Note 14 – Segment and Geographic Data (continued)

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
2024
Net third-party revenues	$112,238	$107,205	$87,079	$—	$306,522
Intersegment revenues	1,756	—	—	(1,756)	—
Total revenues	113,994	107,205	87,079	(1,756)	306,522
Costs of products sold	75,236	68,010	39,500	(1,756)	180,990
Gross profit	38,758	39,195	47,579	—	125,532
Research and development expenses	4,196	5,302	10,461	—	19,959
Segment selling, general, and administrative expenses*	16,408	19,516	19,293	—	55,217
Segment operating income	18,154	14,377	17,825	—	50,356
Other supplemental information:
Acquisition costs	—	—	101	—	101
Restructuring costs	686	76	—	300	1,062
Depreciation and amortization expense	6,412	3,377	4,294	1,722	15,805
Capital expenditures	4,602	1,799	1,226	171	7,798
Total assets	170,567	123,477	138,419	18,472	450,935

2023
Net third-party revenues	$139,783	$122,528	$92,737	$—	$355,048
Intersegment revenues	1,743	—	—	(1,743)	—
Total revenues	141,526	122,528	92,737	(1,743)	355,048
Costs of products sold	86,396	77,252	42,801	(1,743)	204,706
Gross profit	55,130	45,276	49,936	—	150,342
Research and development expenses	4,424	5,518	10,433	—	20,375
Segment selling, general, and administrative expenses*	15,881	18,188	18,896	—	52,965
Segment operating income	34,825	21,570	20,607	—	77,002
Other supplemental information:
Restructuring costs	—	1,478	32	50	1,560
Depreciation and amortization expense	6,141	3,389	4,239	1,781	15,550
Capital expenditures	8,181	6,447	1,111	2	15,741
Total assets	156,384	142,152	154,559	18,471	471,566

2022
Net third-party revenues	$152,221	$125,715	$84,644	$—	$362,580
Intersegment revenues	2,121	—	—	(2,121)	—
Total revenues	154,342	125,715	84,644	(2,121)	362,580
Costs of products sold	93,255	82,537	39,307	(2,121)	212,978
Gross profit	61,087	43,178	45,337	—	149,602
Research and development expenses	4,175	5,405	10,185	—	19,765
Segment selling, general, and administrative expenses*	15,241	16,541	16,753	—	48,535
Segment operating income	41,671	21,232	18,399	—	81,302
Other supplemental information:
Restructuring costs	1,460	—	58	—	1,518
Depreciation and amortization expense	5,816	3,343	4,308	1,886	15,353
Capital expenditures	11,515	7,094	1,324	18	19,951
Total assets	156,816	148,041	153,547	18,338	476,742

Note 14 – Segment and Geographic Data (continued)

* Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding research and development expenses and amortization of intangible assets attributed to the segment.

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Years ended December 31,
	2024	2023	2022
Segment operating income	$50,356	$77,002	$81,302
Acquisition costs	101	—	—
Restructuring costs	1,062	1,560	1,518
Unallocated G&A expenses	32,329	33,488	35,985
Operating income	$16,864	$41,954	$43,799
Other income (expense)	$700	$(3,518)	$1,289
Income before taxes	$17,564	$38,436	$45,088

The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2024	2023
United States	$7,125	$12,935
Europe	5,143	5,321
Israel	40,493	43,987
Asia	25,238	26,946
Canada and Other	1,502	1,447
	$79,501	$90,636

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
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2024	2023	2022
Numerator:

Numerator for basic and diluted earnings per share:
Net earnings attributable to VPG stockholders	$9,911	$25,707	$36,063

Denominator:

Denominator for basic earnings per share:
Weighted average shares	13,353	13,574	13,628
Effect of dilutive securities:
Restricted stock units	33	79	60
Dilutive potential common shares	33	79	60
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,386	13,653	13,688

Basic earnings per share attributable to VPG stockholders	$0.74	$1.89	$2.65

Diluted earnings per share attributable to VPG stockholders	$0.74	$1.88	$2.63
Note 16– Additional Financial Statement Information
The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2024	2023	2022
Foreign exchange gain/(loss)	$1,878	$(822)	$3,579
Interest income	1,673	1,651	401
Pension expense	(55)	(52)	(241)
Other	(284)	(321)	(181)
	$3,212	$456	$3,558
Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The foreign exchange gain/(loss) for the year ended December 31, 2024, is primarily due to fluctuations in the Japanese yen, Israeli shekel and the Canadian dollar. The foreign exchange gain/(loss) for the year ended December 31, 2023, is primarily due to fluctuations in the Israeli shekel, the Canadian dollar and the British pound and for the year ended December 31, 2022, is primarily due to fluctuations in the Israeli shekel, the Japanese yen and the British pound.

Note 16 – Additional Financial Statement Information (continued)
Pension expense represents the net periodic benefit cost excluding the service cost.
Other accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Customer advance payments	$7,009	$8,712
Accrued restructuring	235	249
Goods received, not yet invoiced	1,572	2,837
Accrued taxes, other than income taxes	1,994	1,370
Accrued commissions	3,895	4,077
Accrued professional fees	1,587	1,343
Accrued technical warranty	857	770
Current accrued pension and other post retirement costs	596	511
Other	1,980	2,558
	$19,725	$22,427
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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2024 and December 31, 2023 include a $6.2 million and $7.1 million non-current liability, respectively, associated with Israeli severance requirements in other liabilities and a $5.0 million and $5.3 million non-current asset, respectively, associated with Israeli severance requirements in other assets.

Note 17 – Fair Value Measurements
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

Note 17 – Fair Value Measurements (continued)
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2024		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$6,228	$45	$6,183	$—

As of December 31, 2023		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$5,841	$59	$5,782	$—
The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2024 and December 31, 2023, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of cash and cash equivalents held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs at December 31, 2024 and December 31, 2023 approximates its carrying value, as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2024 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement.
The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.
Note 18 – Related Party Transactions
Following the spin-off from Vishay Intertechnology, Inc. on July 6, 2010, VPG is an independent, publicly-traded company, and Vishay Intertechnology does not retain any ownership interest in VPG, although a common group of stockholders control a significant portion of the voting power of each company and the companies have three common board members.

Subsequent to the spin-off, VPG and Vishay Intertechnology continue to share certain manufacturing locations. VPG owns one location in Japan at which it leases space to Vishay Intertechnology. Lease receipts related to the shared facility are immaterial.