Form 10-Q
period 2025-03-29
Vishay Precision Group, Inc.
filed 2025-05-06
CIK 1487952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 29, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 6, 2025, the registrant had 12,234,453 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.
FORM 10-Q
March 29, 2025

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	March 29, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,892	$79,272
Accounts receivable, net	50,241	51,200
Inventories:
Raw materials	32,413	33,013
Work in process	29,444	27,187
Finished goods	22,079	23,960
Inventories, net	83,936	84,160

Prepaid expenses and other current assets	18,129	17,088
Assets held for sale	5,229	5,229
Total current assets	241,427	236,949

Property and equipment:
Land	2,349	2,316
Buildings and improvements	77,690	68,125
Machinery and equipment	134,666	132,938
Software	10,434	10,351
Construction in progress	2,096	11,246
Accumulated depreciation	(149,240)	(145,475)
Property and equipment, net	77,995	79,501

Goodwill	46,928	46,819
Intangible assets, net	40,908	41,815
Operating lease right-of-use assets	23,681	24,316
Other assets	22,902	21,535
Total assets	$453,841	$450,935

Continues on the following page.

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)
	March 29, 2025	December 31, 2024
Liabilities and equity	(Unaudited)
Current liabilities:
Trade accounts payable	$9,757	$9,890
Payroll and related expenses	18,219	18,546
Other accrued expenses	21,348	19,725
Income taxes	71	880
Current portion of operating lease liabilities	4,114	3,998
Total current liabilities	53,509	53,039

Long-term debt	31,479	31,441
Deferred income taxes	3,811	3,779
Operating lease liabilities	19,134	19,928
Other liabilities	14,099	14,193
Accrued pension and other postretirement costs	6,794	6,695
Total liabilities	128,826	129,075

Equity:
Common stock	1,338	1,336
Class B convertible common stock	103	103
Treasury stock	(25,335)	(25,335)
Capital in excess of par value	203,071	202,783
Retained earnings	191,035	191,977
Accumulated other comprehensive loss	(45,224)	(48,897)
Total Vishay Precision Group, Inc. stockholders' equity	324,988	321,967
Noncontrolling interests	27	(107)
Total equity	325,015	321,860
Total liabilities and equity	$453,841	$450,935
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Operations
(Unaudited - In thousands, except per share amounts)

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net revenues	$71,741	$80,783
Costs of products sold	44,696	45,689
Gross profit	27,045	35,094

Selling, general and administrative expenses	26,710	27,394
Restructuring costs	395	782
Operating (loss) income	(60)	6,918

Other (expense) income :
Interest expense	(550)	(628)
Other	(677)	1,860
Other (expense) income	(1,227)	1,232

(Loss) income before taxes	(1,287)	8,150

Income tax (benefit) expense	(332)	2,318

Net (loss) earnings	(955)	5,832
Less: net earnings attributable to noncontrolling interests	(13)	(59)
Net (loss) earnings attributable to VPG stockholders	$(942)	$5,891

Basic (loss) earnings per share attributable to VPG stockholders	$(0.07)	$0.44
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.07)	$0.44

Weighted average shares outstanding - basic	13,257	13,405
Weighted average shares outstanding - diluted	13,257	13,468

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited - In thousands)

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net (loss) earnings	$(955)	$5,832

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,681	(4,892)
Pension and other postretirement actuarial items	(8)	(2)
Other comprehensive income (loss)	3,673	(4,894)

Comprehensive income	2,718	938

Less: comprehensive income attributable to noncontrolling interests	(13)	(59)

Comprehensive income attributable to VPG stockholders	$2,731	$997

See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited - In thousands)

	Three fiscal months ended
	March 29, 2025	March 30, 2024
Operating activities
Net (loss) earnings	$(955)	$5,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,035	3,943
Loss (gain) on sale of property and equipment	—	(149)
Share-based compensation expense	545	661
Inventory write-offs for obsolescence	800	582
Deferred income taxes	(489)	44
Foreign currency impacts and other items	478	(2,253)
Net changes in operating assets and liabilities:
Accounts receivable	1,823	3,086
Inventories	227	(2,887)
Prepaid expenses and other current assets	(848)	(1,766)
Trade accounts payable	253	67
Other current liabilities	292	242
Other non-current assets and liabilities, net	(841)	(792)
Accrued pension and other postretirement costs, net	(71)	(205)
Net cash provided by operating activities	5,249	6,405

Investing activities
Capital expenditures	(1,507)	(2,573)
Proceeds from sale of property and equipment	—	341
Net cash used in investing activities	(1,507)	(2,232)

Financing activities
Purchase of treasury stock	—	(2,755)
Distributions to noncontrolling interests	147	(32)
Payments of employee taxes on certain share-based arrangements	(256)	(858)
Net cash used in financing activities	(109)	(3,645)
Effect of exchange rate changes on cash and cash equivalents	987	(1,477)
Increase (decrease) in cash and cash equivalents	4,620	(949)
Cash and cash equivalents at beginning of period	79,272	83,965
Cash and cash equivalents at end of period	$83,892	$83,016

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$454	$1,480
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	$—	15
See accompanying notes.

VISHAY PRECISION GROUP, INC.
Consolidated Condensed Statements of Equity
(Unaudited - In thousands, except share amounts)

	Fiscal quarter ended March 29, 2025
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	$321,967	$(107)	$321,860
Net loss	—	—	—	—	(942)	—	(942)	(13)	(955)
Other comprehensive income	—	—	—	—	—	3,673	3,673	—	3,673
Share-based compensation expense	—	—	—	545	—		545	—	545
Restricted stock issuances (18,785 shares)	2	—	—	(257)	—	—	(255)	—	(255)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	147	147
Balance at March 29, 2025	$1,338	$103	$(25,335)	$203,071	$191,035	$(45,224)	$324,988	$27	$325,015

	Fiscal quarter ended March 30, 2024
	Common Stock	Class B Convertible Common Stock	Treasury Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total VPG Inc. Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
Net earnings	—	—	—	—	5,891	—	5,891	(59)	5,832
Other comprehensive loss	—	—	—	—	—	(4,894)	(4,894)	—	(4,894)
Share-based compensation expense	—	—	—	661	—	—	661	—	661
Restricted stock issuances (38,607 shares)	4	—	—	(858)	—	—	(854)	—	(854)
Purchase of treasury stock. (84,765 shares)	—	—	(2,755)	—	—	—	(2,755)	—	(2,755)
Excise tax on net share repurchases	—	—	(15)	—	—	—	(15)	—	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Balance at March 30, 2024	$1,334	$103	$(20,230)	$202,475	$187,957	$(43,763)	$327,876	$(8)	$327,868
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
Interim Financial Statements
These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. The results of operations for the fiscal quarter ended March 29, 2025 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2025 and 2024 end on the following dates:

	2025	2024
Quarter 1	March 29,	March 30,
Quarter 2	June 28,	June 29,
Quarter 3	September 27,	September 28,
Quarter 4	December 31,	December 31,
Recent Accounting Pronouncements
The Company evaluates the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB").

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. As part of the Annual Report for the year ended December 31, 2024, which was filed on February 25, 2025, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. Refer to Note 14 herein for further details regarding this adoption.

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

Note 1 – Basis of Presentation (continued)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This update aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide disaggregated disclosure of certain income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for annual fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Note 2 – Revenues
Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal quarter ended March 29, 2025				Fiscal quarter ended March 30, 2024
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$10,476	$11,186	$12,287	$33,949	$9,879	$11,328	$11,443	$32,650
Europe	8,346	12,093	469	20,908	9,075	14,230	2,426	25,731
Asia	4,863	3,120	2,212	10,195	6,273	3,175	3,446	12,894
Canada	—	7	3,279	3,286	—	34	5,209	5,243
Israel	3,370	33	—	3,403	4,188	77	—	4,265
Total	$27,055	$26,439	$18,247	$71,741	$29,415	$28,844	$22,524	$80,783

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Test & Measurement	$14,733	$15,650
Avionics, Military & Space	5,378	6,989
Transportation	15,430	14,370
Other Markets	13,248	15,971
Industrial Weighing	8,209	9,814
General Industrial	5,288	5,319
Steel	9,455	12,670
Total	$71,741	$80,783

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

Note 2 – Revenues (continued)

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
Balance at December 31, 2024	$3,330	$8,272
Balance at March 29, 2025	3,468	7,455
Increase (decrease)	$138	$(817)
The amount of revenue recognized during the three fiscal months ended March 29, 2025 that was included in the contract liability balance at December 31, 2024 was $2.5 million.

Note 3 – Assets held for sale

During the fourth quarter of 2024, the Company committed to a plan to sell its manufacturing facility located at Kent, Washington (Weighing Solutions Segment) as part of the Company’s ongoing strategy to focus on core operations and optimize its asset base utilization.
The Company determined that the criteria for classifying the asset as held for sale as of December 31, 2024, had been met. Accordingly, the carrying value of the asset as of March 29, 2025 is presented separately as a current asset in the consolidated balance sheet.
The Company expects to complete the sale within the next twelve months at a price which is higher than the carrying value of the asset.
A summary of the assets held for sale as of March 29, 2025 is included in the table below:

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
The change in the carrying amount of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems				Weighing Solutions
		Steel	Nokra	DSI	DTS	On-board weighing
Balance at December 31, 2024	$46,819	$5,964	$1,633	$16,878	$16,033	$6,311
Foreign currency translation adjustment	$109	$34	$63	$12	$—	$—
Balance at March 29, 2025	$46,928	$5,998	$1,696	$16,890	$16,033	$6,311

Note 5 – Leases
The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms ranging from less than one year to eleven years, seven months.
The Company has no finance leases.
Leases recorded on the balance sheet consist of the following (in thousands):

Leases	March 29, 2025	December 31, 2024
Assets
Operating lease right of use asset	$23,681	$24,316

Liabilities
Operating lease - current	$4,114	$3,998
Operating lease - non-current	$19,134	$19,928
Other information related to lease term and discount rate is as follows:

March 29, 2025
Operating leases weighted average remaining lease term (in years)	6.85 years
Operating leases weighted average discount rate	5.01%

The components of lease expense are as follows (in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Operating lease cost	$1,331	$1,383
Short-term lease cost	17	18
Sublease income	(117)	(113)
Total net lease cost	$1,231	$1,288

Right of use assets obtained in exchange for new operating lease liability during the three fiscal months ended March 29, 2025 were $0.3 million. The Company paid $1.3 million and $1.4 million for its operating leases for each of the three fiscal months ended March 29, 2025 and March 30, 2024 respectively, which are included in operating cash flows on the consolidated condensed statements of cash flows.
Undiscounted maturities of operating lease payments as of March 29, 2025 are summarized as follows (in thousands):

2025	$3,768
2026	4,196
2027	3,752
2028	3,463
2029	3,373
Thereafter	8,806
Total future minimum lease payments	$27,358
Less: amount representing interest	(4,110)
Present value of future minimum lease payments	$23,248

Note 6 – Income Taxes
For the fiscal quarter ended March 29, 2025, the Company reported tax benefits, and its effective tax rate was 25.8% compared to the fiscal quarter ended March 30, 2024, where the Company reported income taxes, and its effective tax rate was 28.4%.

The effective tax rate for the fiscal quarter ended March 29, 2025 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended March 30, 2024 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.
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
Note 7 – Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 29, 2025	December 31, 2024
Credit Agreement - Revolving Facility	$32,000	$32,000
Deferred financing costs	(521)	(559)
Total long-term debt	$31,479	$31,441

2024 Credit Agreement
On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A., as agent for such lenders, pursuant to which its previously existing credit agreement, was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multi-currency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the existing credit facility. The aggregate principal amount of the 2024 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2024 Credit Agreement. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.

Amounts borrowed under the 2024 Revolving Facility accrue interest in an amount equal to a floating rate plus a specified margin. Such floating rates are (i) for loans denominated in US Dollars, at the Company’s option, either (a) the greatest of: the Agent’s prime rate, the Federal Funds rate, or a 1% floor (the “US Base Rate”), or (b) the SOFR, (ii) for loans denominated in Canadian Dollars, at the Company’s option, either (x) the greatest of: the PRIMCAN Index rate, the average 30 day rate for loans accruing interest based on the Canadian Overnight Repo Rate Average (“CORRA”) (the “Canadian Base Rate”), or (y) CORRA, (iii) for loans denominated in Pounds Sterling, the Sterling Overnight Index Average (“SONIA”), (iv) for loans denominated in Euros, the Euro Interbank Offered Rate (“EURIBOR"), and (v) for loans denominated in Japanese Yen, the Tokyo Interbank Offered Rate (“TIBOR”). The specified interest margin for US Base Rate Loans and Canadian Base Rate Loans is 0.25%. Depending upon the Company’s leverage ratio, the interest rate margin for loans based on SOFR, CORRA, SONIA, EURIBOR and TIBOR ranges from 1.75% to 3.00% per annum. The Company is required to pay a quarterly fee of 0.20% per annum to 0.40% per annum on the unused portion of the 2024 Revolving Facility, which is also determined based on the Company’s leverage ratio. Additional customary fees apply with respect to letters of credit.
The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate)

Note 7 - Long-Term Debt (continued)
of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at March 29, 2025. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Revolving Facility could become immediately payable.

Note 8 – Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2025	$(48,915)	$18	$(48,897)
Other comprehensive income before reclassifications	3,681	—	3,681
Amounts reclassified from accumulated other comprehensive loss	—	(8)	(8)
Balance at March 29, 2025	$(45,234)	$10	$(45,224)

	Foreign Currency Translation Adjustment	Pension and Other Postretirement Actuarial Items	Total
Balance at January 1, 2024	$(39,262)	$393	$(38,869)
Other comprehensive loss before reclassifications	(4,892)	—	(4,892)
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Balance at March 30, 2024	$(44,154)	$391	$(43,763)
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
Note 9 – Pension and Other Postretirement Benefits
Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal quarter ended March 29, 2025		Fiscal quarter ended March 30, 2024
	Pension Plans	OPEB Plans	Pension Plans	OPEB Plans
Net service cost	$64	$4	$67	$4
Interest cost	201	28	191	27
Expected return on plan assets	(169)	—	(210)	—
Amortization of actuarial losses (gains)	2	(8)	5	(3)
Net periodic benefit cost	$98	$24	$53	$28

Note 10 – Share-Based Compensation
The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At March 29, 2025, the Company had reserved 378,739 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.
On February 25, 2025 and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate target grant-date fair value of $1.9 million and were comprised of 79,729 RSUs. Fifty percent of these awards will vest on January 1, 2028, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2028, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "net earnings goals", each weighted equally.
On February 25, 2025 certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.4 million and were comprised of 18,282 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2028, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2028, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

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

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Share-based compensation expense	$545	$661

Note 11– Segment Information
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
The chief operating decision maker ("CODM") is our chief executive officer. The evaluation of the segments' performance is based on multiple performance measures including revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring, severance, impairment of goodwill and indefinite-lived intangible assets and amortization of intangible assets, acquisition costs, and other items is meaningful because they relate to occurrences or events that are outside of our core operations, and management believes that the use of these measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods.

The following table sets forth reporting segment information (in thousands):

Note 11 - Segment Information (continued)

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Three Months Ended March 29, 2025
Net third-party revenues	$27,055	$26,439	$18,247	$—	$71,741
Intersegment revenues	360	—	—	(360)	—
Total revenues	27,415	26,439	18,247	(360)	71,741
Costs of products sold	19,269	16,722	9,065	(360)	44,696
Gross profit	8,146	9,717	9,182	—	27,045
Research and development expenses	956	1,241	2,668	—	4,865
Segment selling, general, and administrative expenses*	3,805	4,557	4,405	—	12,767
Segment operating income	3,385	3,919	2,109	—	9,413
Other supplemental information:
Restructuring costs	151	69	—	175	395
Depreciation and amortization expense	1,642	813	1,071	509	4,035
Capital expenditures	678	216	132	28	1,054

Three Months Ended March 30, 2024
Net third-party revenues	$29,415	$28,844	$22,524	$—	$80,783
Intersegment revenues	477	—	—	(477)	—
Total revenues	29,892	28,844	22,524	(477)	80,783
Costs of products sold	19,160	17,578	9,428	(477)	45,689
Gross profit	10,732	11,266	13,096	—	35,094
Research and development expenses	1,017	1,396	2,438	—	4,851
Segment selling, general, and administrative expenses*	4,218	5,074	4,271	—	13,563
Segment operating income	5,497	4,796	6,387	—	16,680
Other supplemental information:
Restructuring costs	542	—	—	240	782
Depreciation and amortization expense	1,619	828	1,070	426	3,943
Capital expenditures	570	116	90	218	994
* Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding research and development expenses and amortization of intangible assets attributed to the segment.

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Three fiscal months ended
	March 29, 2025	March 30, 2024
Segment operating income	$9,413	$16,680
Restructuring costs	$395	$782
Unallocated G&A expenses	$9,078	$8,980
Operating (loss) income	$(60)	$6,918
Other (expense) income	$(1,227)	$1,232
(Loss) income before taxes	$(1,287)	$8,150

Note 11 - Segment Information (continued)
Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal Quarter ended
	March 29, 2025	March 30, 2024
Sensors to Weighing Solutions	$340	$469
Sensors to Measurement Systems	19	10

Note 12 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Numerator:
Numerator for basic earnings per share:
Net (loss) earnings attributable to VPG stockholders	$(942)	$5,891

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,257	13,405

Effect of dilutive securities:
Restricted stock units	—	63
Dilutive potential common shares	—	63

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,257	13,468

Basic (loss) earnings per share attributable to VPG stockholders	$(0.07)	$0.44

Diluted (loss) earnings per share attributable to VPG stockholders	$(0.07)	$0.44

Note 13 – Additional Financial Statement Information
Other Income (Expense) Other
The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Foreign currency exchange (loss) gain	$(972)	$1,589
Interest income	320	323
Pension expense	(11)	(10)
Other	(14)	(42)
	$(677)	$1,860

Note 13 – Additional Financial Statement Information ( continued)

Foreign currency exchange loss for the fiscal quarter ended March 29, 2025 was higher mainly due to volatility in the global currency markets and the strengthening of the U.S. dollar against the Japanese yen which increased the value of yen-based liabilities relative to the dollar.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 29, 2025	December 31, 2024
Customer advance payments	$7,455	$7,009
Accrued restructuring	129	235
Goods received, not yet invoiced	2,543	1,572
Accrued taxes, other than income taxes	1,916	1,994
Accrued commissions	3,816	3,895
Accrued professional fees	1,835	1,587
Accrued technical warranty	955	857
Current accrued pensions and other post retirement costs	596	596
Other	2,103	1,980
	$21,348	$19,725

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
The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
March 29, 2025
Assets
Assets held in rabbi trusts	$6,377	$314	$6,062	$—

December 31, 2024
Assets
Assets held in rabbi trusts	$6,228	$45	$6,183	$—

Note 14 – Fair Value Measurements (continued)
The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at March 29, 2025 and December 31, 2024, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.
The fair value of the long-term debt, excluding capitalized deferred financing costs, at March 29, 2025 and December 31, 2024 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

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
The Company recorded $0.4 million and $0.8 million of restructuring costs during the fiscal quarter ended March 29, 2025 and March 30, 2024, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.
The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of March 29, 2025 and December 31, 2024, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2024	235
Restructuring charges in 2025	395
Cash payments	(501)
Foreign currency exchange translation	—
Balance at March 29, 2025	129

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

Note 17 – Commitments and Contingencies
Tax Assessment
During the second quarter of 2024, the Israel Tax Authority has issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.3 million), pertaining to claims of VAT between the years 2019 to 2023.
The Company believes that the liability for the assessment is not probable and has filed an appeal against this assessment.

Note 17 – Commitments and Contingencies (continued)
Given the stage of this matter, the Company is currently unable to predict the likely outcome or estimate the potential financial impact, if any, of this matter.

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

The impact of the recent Israel-Hamas war
In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, resulting in extensive casualties and military engagement. In addition, Hezbollah, another terrorist organization based in Lebanon, began attacking Israel. While Israel has entered into ceasefire agreements with Hamas and Hezbollah, the threat of new attacks remains, including from additional extremist groups.

As of May 6, 2025 (the date of this filing), our operations in Israel are operating at normal levels. The extent and duration of the current war, as well as the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

While sales to customers in Israel account for a relatively small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel that manufacture products representing approximately 26% of our total worldwide revenues. As of May 6, 2025, these facilities remain open and operational. We have implemented a contingency plan that we believe will secure supply of materials and logistics, build safety stock of finished goods and transfer these goods to our distribution centers outside of Israel, and we continue to take measures with regards to the safety of our employees. We may, however, determine to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to the impacts of the war, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

The impact of recent changes in tariffs
We have manufacturing operations in India, China, Europe, Canada, Israel and the United States, as well as in other countries.
The current political environment in the United States and internationally has resulted in uncertainty surrounding the state of the global economy particularly due to existing and potential changes to U.S. policies related to global trade and tariffs,
The tariff changes have been set at various rates, with exemptions applicable to certain categories of imports and exports.
VPG continues to actively monitor and evaluate the ongoing situation, focusing on quickly responding to cost and price adjustments.
At this time, we are not aware of any other changes to our risk factors from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Net revenues for the fiscal quarter ended March 29, 2025 were $71.7 million versus $80.8 million for the comparable prior year period. Net loss attributable to VPG stockholders for the fiscal quarter ended March 29, 2025 were $(0.9) million, or $(0.07) per diluted share, compared to net earnings of $5.9 million, or $0.44 per diluted share, for the comparable prior year period.
The results of operations for the fiscal quarters ended March 29, 2025 and March 30, 2024 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net (Loss) Earnings Attributable to VPG Stockholders		Diluted (Loss) Earnings Per share
Three months ended	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
As reported - GAAP	$27,045	$35,094	$(60)	$6,918	$(942)	$5,891	$(0.07)	$0.44
As reported - GAAP Margins	37.7%	43.4%	(0.1)%	8.6%
Start-up costs (a)	463	—	463	—	463	—	0.03	—
Restructuring costs	—	—	395	782	395	782	0.03	0.06
Severance cost	—	—	—	347		347	—	—
Foreign currency exchange (loss) gain (b)	—	—	—	—	972	(1,589)	0.07	(0.12)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	420	(238)	0.03	(0.01)
As Adjusted - Non GAAP	$27,508	$35,094	$798	$8,047	$468	$5,669	$0.04	$0.42
As Adjusted - Non GAAP Margins	38.3%	43.4%	1.1%	10.0%

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net (loss) earnings attributable to VPG stockholders	$(942)	$5,891
Interest Expense	550	628
Income tax (benefit) expense	(332)	2,318
Depreciation	3,056	3,016
Amortization	979	927
EBITDA	3,311	$12,780
EBITDA MARGIN	4.6%	15.8%
Restructuring costs	395	782
Severance cost	—	347
Start-up costs (a)	463	—
Foreign currency exchange gain (loss) (b)	972	(1,589)
ADJUSTED EBITDA	$5,141	$12,320
ADJUSTED EBITDA MARGIN	7.2%	15.3%
(a)    Start-up cost 2025
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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2024 through the first quarter of 2025.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
(dollars in thousands)	2024	2024	2024	2024	2025
Net revenues	$80,783	$77,359	$75,727	$72,653	$71,741

Gross profit margin	43.4%	41.9%	40.0%	38.2%	37.7%

End-of-period backlog	$109,603	$104,858	$100,191	$96,189	$100,300

Book-to-bill ratio	0.93	0.95	0.91	1.00	1.04

Inventory turnover	2.05	1.99	2.01	2.06	2.12

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
(dollars in thousands)	2024	2024	2024	2024	2025
Sensors
Net revenues	$29,414	$28,869	$28,201	$25,755	$27,055
Gross profit margin	36.5%	38.3%	31.0%	32.0%	30.1%
End-of-period backlog	$45,024	$41,627	$39,995	$39,605	$42,049
Book-to-bill ratio	0.91	0.90	0.89	1.04	1.06
Inventory turnover	2.09	2.02	2.28	2.15	2.38

Weighing Solutions
Net revenues	$28,845	$27,447	$25,174	$25,739	$26,439
Gross profit margin	39.1%	37.6%	35.1%	34.1%	36.8%
End-of-period backlog	$27,109	$25,077	$25,590	$28,003	$28,241
Book-to-bill ratio	0.95	0.93	1.00	1.12	0.99
Inventory turnover	2.31	2.20	2.10	2.35	2.50

Measurement Systems
Net revenues	$22,524	$21,043	$22,352	$21,160	$18,247
Gross profit margin	58.1%	52.4%	56.8%	50.9%	50.3%
End-of-period backlog	$37,470	$38,154	$34,605	$28,581	$30,010
Book-to-bill ratio	0.94	1.04	0.82	0.78	1.07
Inventory turnover	1.62	1.65	1.55	1.62	1.41
Net revenues for the first fiscal quarter of 2025 decreased 1.3% from the fourth fiscal quarter of 2024 due to a decrease in the Measurement Systems reporting segment which was partially offset by increases in revenues in the Sensors and Weighing Solutions reporting segments. Net revenues for the first fiscal quarter of 2025 decreased 11.2% from the first fiscal quarter of 2024 across all three reporting segments.
Net revenues in the Sensors reporting segment increased 5.1% compared to $25.8 million in the fourth fiscal quarter of 2024 and decreased 8.0% from $29.4 million in the first fiscal quarter of 2024. The year-over-year decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement and Other markets, and lower sales of strain gages in our Other markets. Sequentially, the increase primarily reflected higher sales of strain gages and precision resistors in the Test and Measurement market

.
Net revenues in the Weighing Solutions reporting segment increased 2.7% from the fourth fiscal quarter of 2024 and decreased 8.3% from the first fiscal quarter of 2024. The year-over-year decrease in revenues was mainly attributable to lower sales in the Industrial Weighing and Transportation markets, as well as in our Other markets. Sequentially, the increase in revenues was primarily attributable to higher sales in the Transportation and General Industrial markets, which offset lower revenue in the Industrial Weighing and Other markets.

Net revenues in the Measurement Systems reporting segment decreased 13.8% from the fourth fiscal quarter of 2024 and decreased 19.0% from the first fiscal quarter of 2024. The year-over-year decrease was primarily attributable to decreased revenue in the Steel, AMS, and Other markets, which was partially offset by higher sales in the Transportation market. Sequentially, the decrease in revenue was primarily due to lower sales in the Steel market and lower sales of Diversified Technical Systems Inc. ("DTS") products in the Avionics, Military and Space market.
Overall gross profit margin in the first fiscal quarter of 2025 decreased 0.5% as compared to the fourth fiscal quarter of 2024 and decreased 5.7% from the first fiscal quarter of 2024 across all three reporting segments.

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
Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2025.
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
Effects of Foreign Currency Exchange Rate on Operations
For the fiscal quarter ended March 29, 2025, exchange rates decreased net revenues by $1.0 million, and decreased costs of products sold and selling, general, and administrative expenses by $0.4 million, when compared to the comparable prior year period.

Results of Operations
Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Costs of products sold	62.3%	56.6%
Gross profit	37.7%	43.4%
Selling, general, and administrative expenses	37.2%	33.9%
Operating (loss) income	(0.1)%	8.6%
(Loss) income before taxes	(1.8)%	10.1%
Net (loss) earnings	(1.3)%	7.2%
Net (loss) earnings attributable to VPG stockholders	(1.3)%	7.3%

Effective tax rate	25.8%	28.4%

Net Revenues
Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net revenues	$71,741	$80,783
Change versus comparable prior year period	$(9,042)
Percentage change versus prior year period	(11.2)%

Changes in net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(10.2)%
Change in average selling prices	0.1%
Foreign currency effects	(1.1)%
Net change	(11.2)%
During the fiscal quarter ended March 29, 2025, net revenues decreased by 11.2%, as compared to the comparable prior year periods, due to lower volume across all three reporting segments.

Gross Profit Margin
Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Gross profit margin	37.7%	43.4%
The gross profit margin for the fiscal quarter ended March 29, 2025, decreased by 5.7% as compared to the comparable prior year periods. For the first fiscal quarter of 2025, all three reporting segments had lower gross profit margins compared to the prior year period.

Segments
Analysis of revenues and gross profit margins for each of our reportable segments is provided below.
Sensors
Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net revenues	$27,055	$29,415
Change versus comparable prior year period	$(2,360)
Percentage change versus prior year period	(8.0)%
Changes in Sensors segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(6.9)%
Change in average selling prices	(0.1)%
Foreign currency effects	(1.0)%
Net change	(8.0)%
The Sensors segment revenue of $27.1 million in the first fiscal quarter of 2025 decreased 8.0% from $29.4 million in the first fiscal quarter of 2024; sequentially, revenue increased 5.1% compared to $25.8 million in the fourth fiscal quarter of 2024. The year-over-year decrease in revenues was primarily attributable to lower sales of precision resistors in the Test and Measurement and Other markets, and lower sales of strain gages in our Other markets. Sequentially, the increase primarily reflected higher sales of strain gages and precision resistors in the Test and Measurement markets.
Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Gross profit margin	30.1%	36.5%
Gross profit margin for the Sensors segment was 30.1% for the first fiscal quarter of 2025, as compared to 36.5% in the first fiscal quarter of 2024, and decreased compared to 32.0% in the fourth fiscal quarter of 2024. The year-over-year decrease in gross profit margin was primarily due to lower volume. Sequentially, the lower gross profit margin was primarily due to higher one-time fixed costs and unfavorable foreign currency exchange rates, which were partially offset by an increase in volume.
Weighing Solutions
Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net revenues	$26,439	$28,844
Change versus comparable prior year period	$(2,405)
Percentage change versus prior year period	(8.3)%
Changes in Weighing Solutions segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(7.3)%
Change in average selling prices	0.2%
Foreign currency effects	(1.2)%
Net change	(8.3)%
The Weighing Solutions segment revenue of $26.4 million in the first fiscal quarter of 2025 decreased 8.3% compared to $28.8 million in the first fiscal quarter of 2024 and was 2.7% higher than $25.7 million in the fourth fiscal quarter of 2024. The year-over-year decline in revenues was mainly attributable to lower sales in the Industrial Weighing and Transportation markets, as well as in our Other markets. Sequentially, the increase in revenues was primarily attributable to higher sales in the Transportation and General Industrial markets, which offset lower revenue in the Industrial Weighing and Other markets.
Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Gross profit margin	36.8%	39.1%
Gross profit margin for the Weighing Solutions segment was 36.8% for the first fiscal quarter of 2025, which decreased compared to 39.1% in the first fiscal quarter of 2024, and increased compared to 34.1% in the fourth fiscal quarter of 2024. The year-over-year decrease in gross profit margin was primarily due to lower volume, partially offset by the effect of cost reduction programs. The sequential increase in gross profit margin primarily reflected higher sales and the effect of our cost reduction programs.
Measurement Systems
Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Net revenues	18,247	22,524
Change versus comparable prior year period	$(4,277)
Percentage change versus prior year period	(19.0)%
Changes in Measurement Systems segment net revenues were attributable to the following:

vs. prior year quarter
Change attributable to:
Change in volume	(18.3)%
Change in average selling prices	0.4%
Foreign currency effects	(1.1)%
Net change	(19.0)%

The Measurement Systems segment revenue of $18.2 million in the first fiscal quarter of 2025 decreased 19.0% year-over-year from $22.5 million in the first fiscal quarter of 2024 and decreased 13.8% from $21.2 million in the fourth fiscal quarter of 2024. The year-over-year decrease was primarily attributable to decreased revenue in the Steel, AMS, and Other markets, which was partially offset by higher sales in the Transportation market. Sequentially, the decrease in revenue was primarily due to lower sales in the Steel market and lower sales of DTS products in the Avionics, Military and Space market.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Gross profit margin	50.3%	58.1%
Gross profit margin for the Measurement Systems segment was 50.3%, compared to 58.1% in the first fiscal quarter of 2024, and 50.9% in the fourth fiscal quarter of 2024. The sequentially lower adjusted gross profit margin reflected lower volume.

Selling, General, and Administrative Expenses
Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024
Total SG&A expenses	$26,710	$27,394

As a percentage of net revenues	37.2%	33.9%
SG&A expenses for the fiscal quarter ended March 29, 2025 decreased $0.7 million compared to the comparable prior year period.

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
The Company recorded $0.4 million and $0.8 million of restructuring costs during the fiscal quarter ended March 29, 2025 and March 30, 2024, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.

Other Income (Expense)
The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal quarter ended
	March 29, 2025	March 30, 2024	Change
Foreign currency exchange (loss) gain	$(972)	$1,589	$(2,561)
Interest income	320	323	(3)
Pension expense	(11)	(10)	(1)
Other	(14)	(42)	28
	$(677)	$1,860	$(2,537)
Foreign currency exchange loss for the fiscal quarter ended March 29, 2025 was higher as compared to the prior year period largely due to volatility in the global currency markets and the strengthening of the U.S. dollar against the Japanese yen, which increased the value of yen-based liabilities relative to the dollar.

Income Taxes
For the fiscal quarter ended March 29, 2025, the Company reported tax benefits and its effective tax rate was 25.8% compared to the fiscal quarter ended March 30, 2024, where the Company reported income taxes and its effective tax rate was 28.4%.
The effective tax rate for the fiscal quarter ended March 29, 2025 was different than the prior year period primarily due to changes in the mix of worldwide income and changes in our valuation allowance on deferred tax assets.
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
On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A, as agent for such lenders, pursuant to which the 2020 Credit Agreement, as amended, was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multi-currency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10.0 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the Company’s previously existing credit agreement. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.
The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at March 29, 2025. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.
Our business has historically generated significant cash flow. For the three fiscal months ended March 29, 2025, cash provided by operating activities was $5.2 million compared to $6.4 million in the comparable prior year period. Our net cash used in investing activities for the three fiscal months ended March 29, 2025 was lower compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the three fiscal months ended March 29, 2025 was significantly lower when compared with the prior year period, due to expiration of the stock repurchase plan in accordance with its terms on August 9, 2024.
Approximately 93% and 92% of our cash and cash equivalents balance at March 29, 2025 and December 31, 2024, respectively, was held by our non-U.S. subsidiaries.
See the following table for the percentage of cash and cash equivalents, by region, at March 29, 2025 and December 31, 2024:

	March 29, 2025	December 31, 2024
Israel	44%	56%
Asia	23%	21%
Europe	22%	14%
United States	7%	6%
Canada	4%	3%
	100%	100%
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
If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of March 29, 2025, to be indefinitely reinvested.
Adjusted free cash flow generated during the three fiscal months ended March 29, 2025, was $3.7 million. We refer to the amount of cash provided by operating activities ($5.2 million) in excess of our capital expenditures ($1.5 million) as “adjusted free cash flow.”
The following table summarizes the components of net cash at March 29, 2025 and December 31, 2024 (in thousands):

	March 29, 2025	December 31, 2024
Cash and cash equivalents	$83,892	$79,272

Third-party long-term debt:
Revolving debt	32,000	32,000
Deferred financing costs	(521)	(559)
Total third-party debt	31,479	31,441
Net cash	$52,413	$47,831
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
Our financial condition as of March 29, 2025 remains strong, with a current ratio (current assets to current liabilities) of 4.5 to 1.0, the same as at December 31, 2024.
Cash paid for property and equipment for the three fiscal months ended March 29, 2025 was $1.5 million compared to $2.6 million in the comparable prior year period.
As of March 29, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025.
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
Changes in Internal Control over Financial Reporting
During our last fiscal quarter ended March 29, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company believes that the foregoing matters will not have a material adverse effect on the Company’s business or its financial condition, results of operations, and cash flows.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
During the fiscal quarter ended March 29, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 29, 2025 , furnished in XBRL (eXtensible Business Reporting Language).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISHAY PRECISION GROUP, INC.

/s/ William M. Clancy
William M. Clancy
Executive Vice President and Chief Financial Officer
(as a duly authorized officer and principal financial and accounting officer)
Date: May 6, 2025