Form 10-Q
period 2025-06-28
Vishay Precision Group, Inc.
filed 2025-08-05
CIK 1487952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 28, 2025

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

As of August 5, 2025, the registrant had 12,256,197 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q

June 28, 2025

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	June 28, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,375	$79,272
Accounts receivable, net	51,985	51,200
Inventories:
Raw materials	32,279	33,013
Work in process	30,730	27,187
Finished goods	23,320	23,960
Inventories, net	86,329	84,160

Prepaid expenses and other current assets	18,953	17,088
Assets held for sale	5,229	5,229
Total current assets	252,871	236,949

Property and equipment:
Land	2,412	2,316
Buildings and improvements	78,570	68,125
Machinery and equipment	136,575	132,938
Software	10,858	10,351
Construction in progress	2,335	11,246
Accumulated depreciation	(153,411)	(145,475)
Property and equipment, net	77,339	79,501

Goodwill	47,376	46,819
Intangible assets, net	40,194	41,815
Operating lease right-of-use assets	23,113	24,316
Other assets	24,661	21,535
Total assets	$465,554	$450,935

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

	June 28, 2025	December 31, 2024
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,344	$9,890
Payroll and related expenses	19,715	18,546
Other accrued expenses	23,481	19,725
Income taxes	247	880
Current portion of operating lease liabilities	4,321	3,998
Total current liabilities	58,108	53,039

Long-term debt	31,526	31,441
Deferred income taxes	3,868	3,779
Operating lease liabilities	19,212	19,928
Other liabilities	14,879	14,193
Accrued pension and other postretirement costs	6,706	6,695
Total liabilities	134,299	129,075

Equity:
Common stock	1,339	1,336
Class B convertible common stock	103	103
Treasury stock	(25,335)	(25,335)
Capital in excess of par value	203,537	202,783
Retained earnings	191,283	191,977
Accumulated other comprehensive loss	(39,716)	(48,897)
Total Vishay Precision Group, Inc. stockholders' equity	331,211	321,967
Noncontrolling interests	44	(107)
Total equity	331,255	321,860
Total liabilities and equity	$465,554	$450,935

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Fiscal Quarter Ended
	June 28, 2025	June 29, 2024
Net revenues	$75,161	$77,359
Costs of products sold	44,567	44,952
Gross profit	30,594	32,407

Selling, general and administrative expenses	27,701	26,501
Restructuring costs	185	—
Operating income	2,708	5,906

Other (expense) income:
Interest expense	(550)	(649)
Other	(1,262)	1,701
Other (expense) income	(1,812)	1,052

Income before taxes	896	6,958

Income tax expense	592	2,316

Net earnings	304	4,642
Less: net earnings attributable to noncontrolling interests	56	39
Net earnings attributable to VPG stockholders	$248	$4,603

Basic earnings per share attributable to VPG stockholders	$0.02	$0.34
Diluted earnings per share attributable to VPG stockholders	$0.02	$0.34

Weighted average shares outstanding - basic	13,263	13,348
Weighted average shares outstanding - diluted	13,309	13,389

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Six Fiscal Months Ended
	June 28, 2025	June 29, 2024
Net revenues	$146,902	$158,142
Costs of products sold	89,262	90,641
Gross profit	57,640	67,501

Selling, general and administrative expenses	54,412	53,895
Restructuring costs	580	782
Operating income	2,648	12,824

Other (expense) income :
Interest expense	(1,101)	(1,277)
Other	(1,938)	3,561
Other (expense) income	(3,039)	2,284

(Loss) Income before taxes	(391)	15,108

Income tax expense	260	4,634

Net (loss) earnings	(651)	10,474
Less: net earnings (loss) attributable to noncontrolling interests	43	(20)
Net (loss) earnings attributable to VPG stockholders	$(694)	$10,494

Basic (loss) earnings per share attributable to VPG stockholders	$(0.05)	$0.78
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.05)	$0.78

Weighted average shares outstanding - basic	13,259	13,376
Weighted average shares outstanding - diluted	13,259	13,428

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited - In thousands)

	Fiscal Quarter Ended
	June 28, 2025	June 29, 2024
Net earnings	$304	$4,642

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,496	(2,596)
Pension and other postretirement actuarial items	12	(6)
Other comprehensive income (loss)	5,508	(2,602)

Comprehensive income	5,812	2,040

Less: comprehensive income attributable to noncontrolling interests	56	39

Comprehensive income attributable to VPG stockholders	$5,756	$2,001

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income (Loss)

(Unaudited - In thousands)

	Six Fiscal Months Ended
	June 28, 2025	June 29, 2024
Net (loss) earnings	$(651)	$10,474

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9,177	(7,488)
Pension and other postretirement actuarial items	4	(8)
Other comprehensive income (loss)	9,181	(7,496)

Comprehensive income	8,530	2,978

Less: comprehensive income (loss) attributable to noncontrolling interests	43	(20)

Comprehensive income attributable to VPG stockholders	$8,487	$2,998

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited - In thousands)

	Six Fiscal Months Ended
	June 28, 2025	June 29, 2024
Operating activities
Net (loss) earnings	$(651)	$10,474
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,889	7,859
Loss (gain) on sale of property and equipment	33	(155)
Share-based compensation expense	1,057	953
Inventory write-offs for obsolescence	1,649	1,163
Deferred income taxes	(881)	483
Foreign currency impacts and other items	397	(3,602)
Net changes in operating assets and liabilities:
Accounts receivable	1,614	4,925
Inventories	(1,525)	(4,155)
Prepaid expenses and other current assets	(1,214)	(2,733)
Trade accounts payable	329	1,081
Other current liabilities	3,294	(1,293)
Other non current assets and liabilities, net	(1,012)	(841)
Accrued pension and other postretirement costs, net	232	(289)
Net cash provided by operating activities	11,211	13,870

Investing activities
Capital expenditures	(2,760)	(5,178)
Proceeds from sale of property and equipment	20	347
Net cash used in investing activities	(2,740)	(4,831)

Financing activities
Purchase of treasury stock	—	(5,887)
Distributions to noncontrolling interests	108	(40)
Payments of employee taxes on certain share-based arrangements	(256)	(854)
Net cash used in financing activities	(148)	(6,781)
Effect of exchange rate changes on cash and cash equivalents	2,780	(2,095)
Increase in cash and cash equivalents	11,103	163
Cash and cash equivalents at beginning of period	79,272	83,965
Cash and cash equivalents at end of period	$90,375	$84,128

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$732	$972
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	—	41

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Fiscal Quarter Ended
	June 28, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at March 29, 2025	$1,338	$103	$(25,335)	$203,071	$191,035	$(45,224)	$324,988	$27	$325,015
Net earnings	—	—	—	—	248	—	248	56	304
Other comprehensive income	—	—	—	—	—	5,508	5,508	—	5,508
Share-based compensation expense	—	—	—	512	—	—	512	—	512
Restricted stock issuances (18,679 shares)	1	—	—	(46)	—	—	(45)	—	(45)
Excise tax on net share repurchase	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Balance at June 28, 2025	$1,339	$103	$(25,335)	$203,537	$191,283	$(39,716)	$331,211	$44	$331,255

	Fiscal Quarter Ended
	June 29, 2024
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at March 30, 2024	$1,334	$103	$(20,230)	$202,475	$187,957	$(43,763)	$327,876	$(8)	$327,868
Net earnings	—	—	—	—	4,603	—	4,603	39	4,642
Other comprehensive loss	—	—	—	—	—	(2,602)	(2,602)	—	(2,602)
Share-based compensation expense	—	—	—	292	—	—	292	—	292
Restricted stock issuances (16,612 shares)	2	—	—	(2)	—	—	—	—	—
Purchase of treasury stock. (96,710 shares)	—	—	(3,132)	—	—	—	(3,132)	—	(3,132)
Excise tax on net share repurchase	—	—	(26)	—	—	—	(26)	—	(26)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8)	(8)
Balance at June 29, 2024	$1,336	$103	$(23,388)	$202,765	$192,560	$(46,365)	$327,011	$23	$327,034

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended June 28, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	$321,967	$(107)	$321,860
Net loss	—	—	—	—	(694)	—	(694)	43	(651)
Other comprehensive income	—	—	—	—	—	9,181	9,181	—	9,181
Share-based compensation expense	—	—	—	1,057	—	—	1,057	—	1,057
Restricted stock issuances (37,464 shares)	3	—	—	(303)	—	—	(300)	—	(300)
Excise tax on net share repurchase	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	108	108
Balance at June 28, 2025	$1,339	$103	$(25,335)	$203,537	$191,283	$(39,716)	$331,211	$44	$331,255

	Six Fiscal Months Ended June 29, 2024
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
Net earnings	—	—	—	—	10,494	—	10,494	(20)	10,474
Other comprehensive loss	—	—	—	—	—	(7,496)	(7,496)	—	(7,496)
Share-based compensation expense	—	—	—	953	—	—	953	—	953
Restricted stock issuances (55,219 shares)	6	—	—	(860)	—	—	(854)	—	(854)
Purchase of treasury stock (181,475 shares)	—	—	(5,887)	—	—	—	(5,887)	—	(5,887)
Excise tax on net share repurchase	—	—	(41)	—	—	—	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Balance at June 29, 2024	$1,336	$103	$(23,388)	$202,765	$192,560	$(46,365)	$327,011	$23	$327,034

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of  December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. The results of operations for the fiscal quarter ended  June 28, 2025 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2025 and 2024 end on the following dates:

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

Note 2 – Revenues

Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal Quarter Ended				Fiscal Quarter Ended
	June 28, 2025				June 29, 2024
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$10,756	$12,470	$12,708	$35,934	$9,984	$11,010	$13,009	$34,003
Europe	7,170	13,819	721	21,710	8,386	13,241	735	22,362
Asia	5,045	3,077	1,626	9,748	4,626	3,043	1,649	9,318
Canada	—	14	4,115	4,129	—	67	5,650	5,717
Israel	3,592	48	—	3,640	5,872	87	—	5,959
Total	$26,563	$29,428	$19,170	$75,161	$28,868	$27,448	$21,043	$77,359

	Six Fiscal Months Ended June 28, 2025				Six Fiscal Months Ended June 29, 2024
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$21,233	$23,655	$24,995	$69,883	$19,864	$22,337	$24,453	$66,654
Europe	15,517	25,912	1,190	42,619	17,461	27,472	3,160	48,093
Asia	9,908	6,196	3,838	19,942	10,899	6,218	5,095	22,212
Canada	—	22	7,393	7,415	—	101	10,859	10,960
Israel	6,962	81	—	7,043	10,059	164	—	10,223
Total	$53,620	$55,866	$37,416	$146,902	$58,283	$56,292	$43,567	$158,142

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Test & Measurement	$14,881	$13,968	$29,614	$29,618
Avionics, Military & Space	7,278	6,199	12,656	13,188
Transportation	15,496	11,813	30,927	26,183
Other Markets	14,815	17,953	28,063	33,924
Industrial Weighing	9,450	9,629	17,660	19,443
General Industrial	4,318	4,845	9,606	10,164
Steel	8,923	12,952	18,376	25,622
Total	$75,161	$77,359	$146,902	$158,142

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
		Accrued
	Unbilled	Customer
	Revenue	Advances
Balance at December 31, 2024	$3,330	$8,272
Balance at June 28, 2025	3,084	8,730
Increase (decrease)	$246	$(458)

The amount of revenue recognized during the six fiscal months ended June 28, 2025 that was included in the contract liability balance at December 31, 2024 was $1.5 million.

Note 3 – Assets held for sale

During the fourth quarter of 2024, the Company committed to a plan to sell its manufacturing facility located at Kent, Washington (Weighing Solutions Segment) as part of the Company’s ongoing strategy to focus on core operations and optimize its asset base utilization.

The Company determined that the criteria for classifying the asset as held for sale as of December 31, 2024, had been met. Accordingly, the carrying value of the asset as of  June 28, 2025 is presented separately as a current asset in the consolidated balance sheet.

A summary of the assets held for sale as of June 28, 2025 is included in the table below:

Location	Asset Category	Cost	Accumulated Depreciation	Net Carrying Value

Kent, Washington	Land	$1,800	$—	$1,800
	Building & Improvements	$4,910	$1,481	$3,429
		$6,710	$1,481	$5,229

The Company completed the sale during July 2025 at a price which is higher than the carrying value of the asset (see Note 18 - Subsequent event).

Note 4 – Goodwill

The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by reporting unit is as follows (in thousands):

	Total	Measurement Systems				Weighing Solutions
		Steel	Nokra	DSI	DTS	On-board weighing
Balance at December 31, 2024	$ 46,819	$ 5,964	$ 1,633	$ 16,878	$ 16,033	$ 6,311
Adjustment (1)	$ —	$ 1,633	$ (1,633)	$ —	$ —	$ —
Foreign currency translation adjustment	$ 557	$ 513	$ —	$ 44	$ —	$ —
Balance at June 28, 2025	$ 47,376	$ 8,110	$ —	$ 16,922	$ 16,033	$ 6,311

(1) The goodwill resulting from the acquisition of Nokra in September 2024, was allocated to the Steel reporting unit.

Note 5 – Leases

The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms ranging from less than one year to eleven years, four months.

The Company has no finance leases.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	June 28, 2025	December 31, 2024
Assets
Operating lease right of use asset	$23,113	$24,316

Liabilities
Operating lease - current	$4,321	$3,998
Operating lease - non-current	$19,212	$19,928

Other information related to lease term and discount rate is as follows:

June 28, 2025
Operating leases weighted average remaining lease term (in years)	6.65
Operating leases weighted average discount rate	4.95%

The components of lease expense are as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$1,344	$1,321	$2,675	$2,704
Short-term lease cost	15	7	39	25
Sublease income	(131)	(111)	(248)	(224)
Total net lease cost	$1,228	$1,217	$2,466	$2,505

Right of use assets obtained in exchange for new operating lease liability during the six fiscal months ended June 28, 2025 were $0.5 million. The Company paid $2.7 million for its operating leases for each of the six fiscal months ended June 28, 2025 and June 29, 2024, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Undiscounted maturities of operating lease payments as of June 28, 2025 are summarized as follows (in thousands):

2025	$2,715
2026	4,502
2027	3,934
2028	3,629
2029	3,536
Thereafter	9,180
Total future minimum lease payments	$27,496
Less: amount representing interest	(3,963)
Present value of future minimum lease payments	$23,533

Note 6 – Income Taxes

For the fiscal quarter ended June 28, 2025, the Company reported tax expenses, and its effective tax rate was 66.0% compared to the fiscal quarter ended June 29, 2024, where the Company reported income taxes, and its effective tax rate was 33.3%.

The effective tax rate for the fiscal quarter ended June 28, 2025 resulted primarily from our foreign income being taxed at varying tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended June 29, 2024 resulted primarily from our foreign income being taxed at varying tax rates and changes in our valuation allowance on deferred tax assets.

For the six months ended June 28, 2025, the Company reported income taxes at an effective tax rate of (66.5)%, compared to the six months ended June 29, 2024, where the Company reported income taxes at an effective tax rate of 30.7%.

The change in effective tax rate in the six months ended June 28, 2025 compared to the corresponding period in the prior fiscal year is mainly due to fiscal year 2025 second quarter profits that increased the Company’s tax expenses, in addition to the effect of foreign currency exchange rates on tax provisions in our non-US entities, and the valuation allowance on part of our deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA provides for accelerated depreciation for property acquired and placed in service after January 19, 2025, and restores expensing of domestic research expenditures for years beginning after December 31, 2024. Additionally, the OBBBA restores the EBITDA-based interest expense limitation and includes changes related to the U.S. taxation of the income of our foreign subsidiaries and certain foreign derived income, and the base erosion and anti-abuse tax. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is continuing to evaluate the impact of the OBBBA on the consolidated financial statements.

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

Note 7 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 28, 2025	December 31, 2024
Credit Agreement - Revolving Facility	$32,000	$32,000
Deferred financing costs	(474)	(559)
Total long-term debt	$31,526	$31,441

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

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at June 28, 2025. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Revolving Facility could become immediately payable.

Note 8 – Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, consist of the following (in thousands):

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2025	$(48,915)	$18	$(48,897)
Other comprehensive income before reclassifications	9,177	—	9,177
Amounts reclassified from accumulated other comprehensive income	—	4	4
Balance at June 28, 2025	$(39,738)	$22	$(39,716)

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2024	$(39,262)	$393	$(38,869)
Other comprehensive loss before reclassifications	(7,488)	—	(7,488)
Amounts reclassified from accumulated other comprehensive loss	—	(8)	(8)
Balance at June 29, 2024	$(46,750)	$385	$(46,365)

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

Note 9 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal Quarter Ended		Fiscal Quarter Ended
	June 28, 2025		June 29, 2024
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$66	$3	$66	$4
Interest cost	205	28	190	27
Expected return on plan assets	(174)	—	(209)	—
Amortization of actuarial losses (gains)	2	(8)	4	(3)
Net periodic benefit cost	$99	$23	$51	$28

	Six Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2025		June 29, 2024
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$129	$7	$133	$8
Interest cost	$406	$57	381	54
Expected return on plan assets	$(343)	$—	(419)	—
Amortization of actuarial losses (gains)	5	(16)	9	(6)
Net periodic benefit cost	$197	$48	$104	$56

Note 10 – Share-Based Compensation

The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At June 28, 2025, the Company had reserved 378,739 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.

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

On May 21, 2025, and in accordance with the Company's 2025 Non-Employee Director Compensation Plan, the Board of Directors ("Board") approved the issuance of an aggregate of 18,252 RSUs to the independent board members of the Board.

The awards had an aggregate grant-date fair value of $0.5 million and will vest on or before the 2026 Annual Stockholders Meeting in May 2026, subject to each applicable director's continued service on the Board. Vesting of equity awards is subject to acceleration under certain circumstances.

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

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Share-based compensation expense	$512	$292	$1,057	$953

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

Note 11– Segment Information (continued)

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Three Fiscal Months Ended June 28, 2025
Net third-party revenues	$26,563	$29,428	$19,170	$—	$75,161
Intersegment revenues	472	362	—	(834)	—
Total revenues	27,035	29,790	19,170	(834)	75,161
Costs of products sold	18,548	18,144	8,709	(834)	44,567
Gross profit	8,487	11,646	10,461	—	30,594
Research and development expenses	1,086	1,395	2,911	—	5,392
Segment selling, general, and administrative expenses (1)	3,650	4,893	4,635	—	13,178
Segment operating income	3,751	5,358	2,915	—	12,024
Other supplemental information:
Restructuring costs	—	(15)	15	185	185
Depreciation and amortization expense	1,555	730	1,077	493	3,855
Capital expenditures	764	213	504	50	1,531

Three Fiscal Months Ended June 29, 2024
Net third-party revenues	$28,869	$27,447	$21,043	$—	$77,359
Intersegment revenues	528	—	—	(528)	—
Total revenues	29,397	27,447	21,043	(528)	77,359
Costs of products sold	18,331	17,137	10,012	(528)	44,952
Gross profit	11,066	10,310	11,031	—	32,407
Research and development expenses	936	1,352	2,657	—	4,945
Segment selling, general, and administrative expenses (1)	4,006	4,820	4,818	—	13,644
Segment operating income	6,124	4,138	3,556	—	13,818
Other supplemental information:
Restructuring costs	—	—	—	—	—
Depreciation and amortization expense	1,567	838	1,071	440	3,916
Capital expenditures	1,292	322	325	159	2,098

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Six Fiscal Months Ended June 28, 2025
Net third-party revenues	$53,620	$55,866	$37,416	$—	$146,902
Intersegment revenues	831	362	—	(1,193)	—
Total revenues	54,451	56,228	37,416	(1,193)	146,902
Costs of products sold	37,817	34,865	17,773	(1,193)	89,262
Gross profit	16,634	21,363	19,643	—	57,640
Research and development expenses	2,042	2,636	5,579	—	10,257
Segment selling, general, and administrative expenses (1)	7,456	9,450	9,040	—	25,946
Segment operating income	7,136	9,277	5,024	—	21,437
Other supplemental information:
Restructuring costs	152	53	15	360	580
Depreciation and amortization expense	3,197	1,543	2,148	1,001	7,889
Capital expenditures	1,442	429	636	78	2,585

Six Fiscal Months Ended June 29, 2024
Net third-party revenues	$58,283	$56,292	$43,567	$—	$158,142
Intersegment revenues	1,011	—	—	(1,011)	—
Total revenues	59,294	56,292	43,567	(1,011)	158,142
Costs of products sold	37,495	34,715	19,442	(1,011)	90,641
Gross profit	21,799	21,577	24,125	—	67,501
Research and development expenses	1,952	2,748	5,096	—	9,796
Segment selling, general, and administrative expenses (1)	8,224	9,894	9,089	—	27,207
Segment operating income	11,623	8,935	9,940	—	30,498
Other supplemental information:
Restructuring costs	542	—	—	240	782
Depreciation and amortization expense	3,186	1,666	2,141	866	7,859
Capital expenditures	1,862	438	415	377	3,092

(1)

Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding research and development expenses and amortization of intangible assets attributed to the segment.

Note 11– Segment Information (continued)

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment operating income	$12,024	$13,818	$21,437	$30,498
Restructuring costs	$185	$—	$580	$782
Unallocated G&A expenses	$9,131	$7,912	$18,209	$16,892
Operating income	$2,708	$5,906	$2,648	$12,824
Other (expense) income	$(1,812)	$1,052	$(3,039)	$2,284
Income (loss) before taxes	$896	$6,958	$(391)	$15,108

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sensors to Weighing Solutions	$468	$522	$808	$991
Sensors to Measurement Systems	3	6	22	16

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Numerator for basic earnings per share:
Net earnings (loss) attributable to VPG stockholders	$248	$4,603	$(694)	$10,494

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,263	13,348	13,259	13,376

Effect of dilutive securities:
Restricted stock units	46	41	—	52
Dilutive potential common shares	46	41	—	52

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,309	13,389	13,259	13,428

Basic earnings (loss) per share attributable to VPG stockholders	$0.02	$0.34	$(0.05)	$0.78

Diluted earnings (loss) per share attributable to VPG stockholders	$0.02	$0.34	$(0.05)	$0.78

The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the six fiscal months ended June 28, 2025 as the effect would be anti-dilutive. The number of restricted stock units with a potentially dilutive impact was 66,683.

Note 13 – Additional Financial Statement Information

Other Income (Expense) Other

The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign currency exchange (loss) gain	$(1,763)	$1,287	$(2,735)	$2,877
Interest income	549	499	869	822
Pension expense	(11)	(10)	(22)	(20)
Other	(37)	(75)	(50)	(118)
	$(1,262)	$1,701	$(1,938)	$3,561

Foreign currency exchange gain or loss is due to volatility in the global currency markets. For the quarter ended and six fiscal months ended June 28, 2025 the foreign currency exchange loss was largely due to the fluctuation of the Japanese yen and the Israeli Shekel against the U.S. dollar.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 28, 2025	December 31, 2024
Customer advance payments	$8,730	$7,009
Accrued restructuring	178	235
Goods received, not yet invoiced	3,030	1,572
Accrued taxes, other than income taxes	1,540	1,994
Accrued commissions	3,749	3,895
Accrued professional fees	2,127	1,587
Accrued technical warranty	820	857
Current accrued pensions and other post retirement costs	596	596
Other	2,711	1,980
	$23,481	$19,725

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
June 28, 2025
Assets
Assets held in rabbi trusts	$6,598	$281	$6,317	$—

December 31, 2024
Assets
Assets held in rabbi trusts	$6,228	$45	$6,183	$—

The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at  June 28, 2025 and December 31, 2024, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding capitalized deferred financing costs, at June 28, 2025 and December 31, 2024 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

Note 15 – Restructuring Costs

Restructuring costs primarily relate to cost reduction programs implemented by the Company. Restructuring costs are expensed during the period in which the Company determines it will incur those costs and all requirements for accrual are met. Because these costs are recorded based upon estimates, actual expenditures for the restructuring activities may differ from the initially recorded costs. If the initial estimates are too low or too high, the Company could be required either to record additional expense in future periods or to reverse part of the previously recorded charges.

The Company recorded $0.2  million and $0.0 million of restructuring costs during the fiscal quarter ended June 28, 2025 and June 29, 2024, respectively, and $0.6  million and $0.8  million of restructuring costs during the six fiscal months ended June 28, 2025 and June 29, 2024, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.

The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of June 28, 2025 and December 31, 2024, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2024	235
Restructuring charges in 2025	580
Cash payments	(617)
Foreign currency exchange translation	(20)
Balance at June 28, 2025	178

Note 16 – Stockholder's Equity

On August 8, 2022, the Board of the Company authorized the repurchase of up to 600,000 shares of the Company’s outstanding common stock (the “Stock Repurchase Plan”). The Stock Repurchase Plan was originally set to expire on August 11, 2023. On August 8, 2023, the Company announced that its Board extended the term of the previously approved stock repurchase plan to August 9, 2024. The stock repurchase plan expired in accordance with its terms on August 9, 2024. From August 8, 2022 to August 9, 2024, the Company had repurchased an aggregate of 518,328 shares of its common stock under the stock repurchase plan for consideration of $16.5 million.

Note 17 – Commitments and Contingencies

Tax Assessment

During the second quarter of 2024, the Israel Tax Authority has issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.5 million), pertaining to claims of VAT between the years 2019 to 2023.

The Company believes that the liability for the assessment is not probable and has filed an appeal against this assessment.

Given the stage of this matter, the Company is currently unable to predict the likely outcome or estimate the potential financial impact, if any, of this matter.

Note 18 – Subsequent Event

Sale of Manufacturing Facility in Kent, Washington

On July 10, 2025, as part of the Company’s ongoing strategy to focus on core operations and optimize its asset base utilization, the Company completed the sale of its manufacturing facility located at Kent, Washington (Weighing Solutions Segment) for total proceeds of $11.5 million and net proceeds, after broker’s commission and real estate excise tax, of approximately $10.8 million.

The carrying value of the asset was classified as assets held for sale under current asset in the consolidated balance sheet as of December 31, 2024. The Company expects to recognize a gain related to this transaction of approximately $5.6 million in July 2025.

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

Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and non-industrial applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, industrial automation and robotics, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.

The impact of the recent wars in Israel on our operations

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets, resulting in extensive casualties and military engagement. In addition, Hezbollah, another terrorist organization based in Lebanon, began attacking Israel. While Israel has entered into certain ceasefire agreements regarding the conflicts, the threat of new attacks remains, including from additional extremist groups.

On June 13, 2025, Israel launched a preemptive strike on Iran, with military support from the United States. Iran retaliated with ballistic missile and drone strikes targeting both civilian and military sites in Israel. A ceasefire between Israel and Iran was reached on June 23, 2025, although there is no assurance that the ceasefire will continue. Israel’s airspace and maritime zones, which were closed to commercial traffic during the period between June 13 and June 23, 2025, are fully open as of August 5, 2025.

As of August 5, 2025 (the date of this filing), our operations in Israel are operating at normal levels. The extent and duration of the current conflicts, as well as the possibility of further spread of the conflicts to other countries in the region and involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

While sales to customers in Israel account for a relatively small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel that manufacture products representing approximately 26% of our total worldwide revenues in the six fiscal months ended June 28, 2025.  As of August 5, 2025, these facilities remain open and operational. We have implemented a contingency plan that, in the event conditions in Israel deteriorate such that we no longer operate there at normal levels, we believe will provide for securing supply of materials and logistics by producing a safety stock of finished goods and transferring these goods to our distribution centers outside of Israel, while continuing to take measures with regards to the safety of our employees. We may, however, determine to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to the impacts of the conflicts, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

The impact of recent changes in tariffs

We have manufacturing operations in India, China, Japan, Europe, Canada, Israel and the United States, as well as in other countries.

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

Net revenues for the fiscal quarter ended June 28, 2025 were $75.2 million versus $77.4 million for the comparable prior year period. Net profit attributable to VPG stockholders for the fiscal quarter ended June 28, 2025 was $0.3 million, or $0.02 per diluted share, compared to net earnings of $4.6 million, or $ 0.34 per diluted share, for the comparable prior year period.

Net revenues for the six fiscal months ended June 28, 2025 were $146.9 million versus $158.1 million for the comparable prior year period. Net loss attributable to VPG stockholders for the six fiscal months ended June 28, 2025 was $0.7 million, or $ 0.05 per diluted share, compared to net earnings of $10.5 million, or $0.78 per diluted share, for the comparable prior year period.

The results of operations for the fiscal quarters ended June 28, 2025 and June 29, 2024 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
As reported - GAAP	$30,594	$32,407	$2,708	$5,906	$248	$4,603	$0.02	$0.34
As reported - GAAP Margins	40.7%	41.9%	3.6%	7.6%	—%
Start-up costs (a)	257	—	257	—	257	—	0.02	—
Restructuring costs	—	—	185	—	185	—	0.02	—
Severance cost	—	—	443	—	443	—	0.03	—
Foreign currency exchange loss (gain) (b)	—	—	—	—	1,763	(1,289)	0.13	(0.10)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	624	(836)	0.05	(0.06)
As Adjusted - Non GAAP	$30,851	$32,407	$3,593	$5,906	$2,272	$4,150	$0.17	$0.31
As Adjusted - Non GAAP Margins	41.0%	41.9%	4.8%	7.6%

	Gross Profit		Operating Income		Net (Loss) Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Six Fiscal Months Ended	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
As reported - GAAP	$57,640	$67,501	$2,648	$12,824	$(694)	$10,494	$(0.05)	$0.78
As reported - GAAP Margins	39.2%	42.7%	1.8%	8.1%
Start-up costs (a)	720	—	720	—	720	—	0.06	—
Restructuring costs	—	—	580	782	580	782	0.04	0.06
Severance cost	—	—	443	347	443	347	0.03	0.03
Foreign currency exchange loss (gain) (b)	—	—	—	—	2,735	(2,878)	0.21	(0.21)
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	1,044	(1,074)	0.08	(0.08)
As Adjusted - Non GAAP	$58,360	$67,501	$4,391	$13,953	$2,740	$9,819	$0.21	$0.74
As Adjusted - Non GAAP Margins	39.2%	42.7%	2.2%	8.8%

	Fiscal Quarter Ended		For the Six Fiscal Months Ended fiscal months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net earnings (loss) earnings attributable to VPG stockholders	$248	$4,603	$(694)	$10,494
Interest Expense	550	649	1,101	1,277
Income tax expense	592	2,316	260	4,634
Depreciation	2,872	2,992	5,928	6,008
Amortization	982	924	1,960	1,851
EBITDA	5,244	11,484	8,555	24,264
EBITDA MARGIN	7.0%	14.8%	5.8%	15.3%
Restructuring costs	185	—	580	782
Severance cost	443	—	443	347
Start-up costs (a)	257	—	720	—
Foreign currency exchange loss (gain) (b)	1,763	(1,289)	2,735	(2,878)
ADJUSTED EBITDA	$7,892	$10,196	$13,033	$22,515
ADJUSTED EBITDA MARGIN	10.5%	13.2%	8.9%	14.2%

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2024 through the second quarter of 2025.

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2024	2024	2024	2025	2025
Net revenues	$77,359	$75,727	$72,653	$71,741	$75,161

Gross profit margin	41.9%	40.0%	38.2%	37.7%	40.7%

End-of-period backlog	$104,858	$100,191	$96,189	$100,300	$108,201

Book-to-bill ratio	0.95	0.91	1.00	1.04	1.06

Inventory turnover	1.99	2.01	2.06	2.12	2.09

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2024	2024	2024	2025	2025
Sensors
Net revenues	$28,869	$28,201	$25,755	$27,055	$26,563
Gross profit margin	38.3%	31.0%	32.0%	30.1%	32.0%
End-of-period backlog	$41,627	$39,995	$39,605	$42,049	$46,661
Book-to-bill ratio	0.90	0.89	1.04	1.06	1.12
Inventory turnover	2.02	2.28	2.15	2.38	2.27

Weighing Solutions
Net revenues	$27,447	$25,174	$25,739	$26,439	$29,428
Gross profit margin	37.6%	35.1%	34.1%	36.8%	39.6%
End-of-period backlog	$25,077	$25,590	$28,003	$28,241	$26,734
Book-to-bill ratio	0.93	1.00	1.12	0.99	0.92
Inventory turnover	2.20	2.10	2.35	2.50	2.62

Measurement Systems
Net revenues	$21,043	$22,352	$21,160	$18,247	$19,170
Gross profit margin	52.4%	56.8%	50.9%	50.3%	54.6%
End-of-period backlog	$38,154	$34,605	$28,581	$30,010	$34,805
Book-to-bill ratio	1.04	0.82	0.78	1.07	1.20
Inventory turnover	1.65	1.55	1.62	1.41	1.33

Net revenues for the second fiscal quarter of 2025 increased 4.8% from the first fiscal quarter of 2025 due to increases in the Measurement Systems and Weighing Solutions reporting segments which were partially offset by a decrease in revenues in the Sensors reporting segment. Net revenues for the second fiscal quarter of 2025 decreased 2.8% from the second fiscal quarter of 2024 in the Sensors and Measurement Systems reporting segments which were partially offset by an increase in revenues in the Weighing Solutions reporting segment.

Net revenues in the Sensors reporting segment decreased 1.8% compared to $27.1 million in the first fiscal quarter of 2025 and decreased 8.0% from $28.9 million in the second fiscal quarter of 2024. The year-over-year decrease in revenues was primarily attributable to lower sales of strain gages in our Other markets for consumer applications which offset higher sales in the Test & Measurement market. Sequentially, the decrease primarily reflected lower sales of precision resistors in the Test and Measurement market.

Net revenues in the Weighing Solutions reporting segment increased  11.3% from the first fiscal quarter of 2025 and increased 7.2% from the second fiscal quarter of 2024. The year-over-year increase in revenues was mainly attributable to higher sales in the Transportation market, as well as in our Other markets. Sequentially, the increase in revenues was primarily due to higher sales in the Transportation and Industrial Weighing, and in our Other markets for medical and precision agriculture applications.

Net revenues in the Measurement Systems reporting segment increased  5.1% from the first fiscal quarter of 2025 and decreased 8.9% from the second fiscal quarter of 2024. The year-over-year decrease was primarily attributable to decreased revenue in the Steel market, which offset higher sales in the Transportation and Avionics, Military and Space ("AMS") markets. Sequentially, the increase in revenue was primarily due to higher sales in the AMS market, which offset lower sales to the Transportation and Steel markets.

Overall gross profit margin in the second fiscal quarter of 2025 increased 3.0% as compared to the first fiscal quarter of 2025 and decreased 1.2% from the second fiscal quarter of 2024 across all three reporting segments.

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

We expect to expand our expertise, and our acquisition focus, outside our traditional vertical approach to other precision measurement solutions, including in the fields of measurement of force, weight, pressure, torque, tilt, motion, and acceleration. We believe acquired businesses will benefit from improvements we implement to reduce redundant functions and from our current global manufacturing and distribution footprint. On September 30, 2024, the Company acquired Nokra Optische Prueftechnik und Automation GmbH, a Germany-based, privately held maker of precision measuring and testing equipment for manufacturing. Please see our Form 8-K dated September 30, 2024, for more information.

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

Cost Management

To be successful, we believe we must seek new strategies for controlling operating costs. Through automation in our plants, we believe we can optimize our capital and labor resources in production, inventory management, quality control, and warehousing. We are in the process of moving some manufacturing to more cost-effective locations. This may enable us to become more efficient and cost competitive and also maintain tighter controls of the operation.

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

Effects of Foreign Currency Exchange Rate on Operations

For the fiscal quarter ended June 28, 2025, the effect of foreign currency exchange rates increased net revenues by $1.2 million, and increased costs of products sold and selling, general, and administrative expenses by $1.6 million, when compared to the comparable prior year period.

For the six fiscal months ended June 28, 2025, the effect of foreign currency exchange rates increased net revenues by $0.2 million, and increased costs of products sold and selling, general, and administrative expenses by $1.2 million, when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Costs of products sold	59.3%	58.1%	60.8%	57.3%
Gross profit	40.7%	41.9%	39.2%	42.7%
Selling, general, and administrative expenses	36.9%	34.3%	37.0%	34.1%
Operating income	3.6%	7.6%	1.8%	8.1%
(Loss) income before taxes	1.2%	9.0%	(0.3)%	9.6%
Net (loss) earnings	0.4%	6.0%	(0.4)%	6.6%
Net (loss) earnings attributable to VPG stockholders	0.3%	6.0%	(0.5)%	6.6%

Effective tax rate	66.0%	33.30%	(66.5)%	30.70%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$75,161	$77,359	$146,902	$158,142
Change versus comparable prior year period	$(2,198)		$(11,240)
Percentage change versus prior year period	(2.8)%		(7.1)%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	(4.5)%	(7.4)%
Change in average selling prices	0.3%	0.2%
Foreign currency effects	1.4%	0.1%
Net change	(2.8)%	(7.1)%

During the quarter ended and six fiscal months ended June 28, 2025, net revenues decreased by 2.8% and 7.1% as compared to the comparable prior year periods, mainly due to lower volume on the Measurements systems and the Sensors segments.

Gross Profit Margin

Gross profit as a percentage of net revenues was as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross profit margin	40.7%	41.9%	39.2%	42.7%

The gross profit margin for the fiscal quarter ended June 28, 2025, decreased by 1.2% and for the six fiscal months ended June 28, 2025 decreased 3.5% as compared to the comparable prior year periods. For the second fiscal quarter of 2025, Weighing Solutions and Measurement Systems reporting segments had higher gross profit margins compared to the prior year period.

Segments

Analysis of revenues and gross profit margins for each of our reportable segments is provided below.

Sensors

Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$26,563	$28,869	$53,620	$58,283
Change versus comparable prior year period	$(2,306)		$(4,663)
Percentage change versus prior year period	(8.0)%		(8.0)%

Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	(3.1)%	(7.6)%
Change in average selling prices	(1.3)%	(0.7)%
Foreign currency effects	(3.5)%	0.3%
Net change	(8.0)%	(8.0)%

The Sensors segment revenue of $26.6 million in the second fiscal quarter of 2025 decreased 8.0% from $28.9 million in the second fiscal quarter of 2024; sequentially, revenue decreased 1.8% compared to $27.1 million in the first fiscal quarter of 2025. The year-over-year decrease in revenues was primarily attributable to lower sales of strain gages in our markets for consumer applications which offset higher sales in the Test & Measurement market. Sequentially, the decrease primarily reflected lower sales of precision resistors in the Test and Measurement market.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross profit margin	32.0%	38.3%	31.0%	37.4%

Gross profit margin for the Sensors segment was 32.0% for the second fiscal quarter of 2025, as compared to 38.3% in the second fiscal quarter of 2024, and increased compared to 30.1% in the first fiscal quarter of 2025. The year-over-year decrease in gross profit margin was primarily due to lower volume, net tariffs cost, and manufacturing inefficiencies, partially offset by an increase in inventories. Sequentially, the higher gross profit margin was primarily due to an increase in inventories and favorable foreign currency exchange rates, which offset the impact of lower volume and net tariff costs.

Weighing Solutions

Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$29,428	$27,447	$55,866	$56,292
Change versus comparable prior year period	$1,981		$(426)
Percentage change versus prior year period	7.2%		(0.8)%

Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	3.4%	(2.0)%
Change in average selling prices	1.0%	0.6%
Foreign currency effects	2.8%	0.6%
Net change	7.2%	(0.8)%

The Weighing Solutions segment revenue of $29.4 million in the second fiscal quarter of 2025 increased 7.2% compared to $27.5 million in the second fiscal quarter of 2024 and was 11.3% higher than $26.4 million in the first fiscal quarter of 2025. The year-over-year increase in revenues was mainly attributable to higher sales in the Industrial Weighing and Transportation markets, as well as in our Other markets. Sequentially, the increase in revenues was primarily attributable to higher sales in the Transportation and Industrial Weighing, and in our Other markets for precision agriculture and medical applications.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross profit margin	39.6%	37.6%	38.2%	38.3%

Gross profit margin for the Weighing Solutions segment was 39.6% for the second fiscal quarter of 2025, which increased compared to 37.6% in the second fiscal quarter of 2024, and increased compared to 36.8% in the first fiscal quarter of 2025. The year-over-year increase in gross profit margin was primarily due to higher volume, favorable foreign exchange rates, and cost reduction. The sequential increase in gross profit margin primarily reflected higher volume and favorable foreign exchange rates, which offset the impact of net tariff costs.

Measurement Systems

Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenues	$19,170	$21,043	$37,416	$43,567
Change versus comparable prior year period	$(1,873)		$(6,151)
Percentage change versus prior year period	(8.9)%		(14.1)%

Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	(9.9)%	(14.2)%
Change in average selling prices	1.4%	1.0%
Foreign currency effects	(0.4)%	(0.9)%
Net change	(8.9)%	(14.1)%

The Measurement Systems segment revenue of $19.2 million in the second fiscal quarter of 2025 decreased 8.9% year-over-year from $21.0 million in the second fiscal quarter of 2024 and increased 5.1% from $18.3 million in the first fiscal quarter of 2025. The year-over-year decrease was primarily attributable to decreased revenue in the Steel market. which offset higher sales in the Transportation and Avionics, Military and Space ("AMS") markets. Sequentially, the increase in revenue was primarily due to higher sales in the AMS market, which offset lower sales to the Transportation and Steel markets.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross profit margin	54.6%	52.4%	52.5%	55.4%

Gross profit margin for the Measurement Systems segment was 54.6%, compared to 52.4% in the second fiscal quarter of 2024, and 50.3% in the first fiscal quarter of 2025. The year-over-year increase in gross profit margin was primarily due to favorable product mix. The sequentially higher gross profit margin reflected higher volume and favorable product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total SG&A expenses	$27,701	$26,501	$54,412	$53,895

As a percentage of net revenues	36.9%	34.3%	37.0%	34.1%

SG&A expenses for the fiscal quarter and six fiscal months ended June 28, 2025 increased $1.2 million and $0.5 million, respectively, compared to the comparable prior year period.

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

The Company recorded $0.2 million and $0.0 million of restructuring costs during the fiscal quarter ended June 28, 2025 and June 29, 2024, respectively, and $0.6 million and $0.8 million of restructuring costs during the six fiscal months ended June 28, 2025 and June 29, 2024, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.

Other Income (Expense)

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal Quarter Ended
	June 28, 2025	June 29, 2024	Change
Foreign currency exchange (loss) gain	$(1,763)	$1,287	$(3,050)
Interest income	549	499	50
Pension expense	(11)	(10)	(1)
Other	(37)	(75)	38
	$(1,262)	$1,701	$(2,963)

	Six Fiscal Months Ended
	June 28, 2025	June 29, 2024	Change
Foreign currency exchange (loss) gain	$(2,735)	$2,877	$(5,612)
Interest income	869	822	47
Pension expense	(22)	(20)	(2)
Other	(50)	(118)	68
	$(1,938)	$3,561	$(5,499)

Foreign currency exchange gain or loss are due to volatility in the global currency markets. For the fiscal quarter ended June 28, 2025 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel against the U.S. dollar. For the six fiscal months ended June 28, 2025 the foreign currency exchange loss was largely due to the fluctuation of the Japanese yen, Israeli Shekel and the British pound against the U.S. dollar.

Income Taxes

For the fiscal quarter ended June 28, 2025, the Company reported income tax expense, and its effective tax rate was 66.0% compared to the fiscal quarter ended June 29, 2024, where the Company reported income taxes and its effective tax rate was 33.3%.

The effective tax rate for the fiscal quarter ended June 28, 2025, resulted primarily from our foreign income being taxed at varying tax rates and changes in valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended June 29, 2024 resulted primarily from the foreign income taxed at varying tax rates and changes in the valuation allowance on deferred tax assets.

For the six months ended June 28, 2025, the Company reported income taxes at an effective tax rate of (66.5)%, compared to the six months ended June 29, 2024, where the Company reported income taxes at an effective tax rate of 30.7%.

The change in effective tax rate in the six months ended June 28, 2025, compared to the corresponding period in the prior fiscal year is mainly due to fiscal year 2025 second quarter that increased the Company's tax expenses, in addition to the effect of foreign currency exchange rates effect on tax provisions in our non-US entities, and the valuation allowance on part of our deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA provides for accelerated depreciation for property acquired and placed in service after January 19, 2025, and restores expensing of domestic research expenditures for years beginning after December 31, 2024. Additionally, the OBBBA restores the EBITDA-based interest expense limitation and includes changes related to the U.S. taxation of the income of our foreign subsidiaries and  certain foreign derived income and the base erosion and anti-abuse tax. The legislation has multiple effective dates, with certain provisions effective in 2024 and other implemented through 2027. The Company is continuing to evaluate the impact of the OBBBA on its tax expenses.

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

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at June 28, 2025. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Our business has historically generated significant cash flow. For the six fiscal months ended June 28, 2025, cash provided by operating activities was $11.2 million compared to $13.9 million in the comparable prior year period. Our net cash used in investing activities for the six fiscal months ended June 28, 2025 was lower compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the six fiscal months ended June 28, 2025 was significantly lower when compared with the prior year period, due to expiration of the stock repurchase plan in accordance with its terms on August 9, 2024.

Approximately 92% and 94% of our cash and cash equivalents balance at June 28, 2025 and December 31, 2024, respectively, was held by our non-U.S. subsidiaries.

See the following table for the percentage of cash and cash equivalents, by region, at June 28, 2025 and December 31, 2024:

	June 28, 2025	December 31, 2024
Israel	39%	56%
Asia	23%	21%
Europe	25%	14%
United States	8%	6%
Canada	5%	3%
	100%	100%

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

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of June 28, 2025, to be indefinitely reinvested.

Adjusted free cash flow generated during the six fiscal months ended June 28, 2025, was $8.5 million. We refer to the amount of cash provided by operating activities ($11.2 million) in excess of our capital expenditures ($2.7 million), net of proceeds, if any, from the sale of assets as “adjusted free cash flow.”

The following table summarizes the components of net cash at June 28, 2025 and December 31, 2024 (in thousands):

	June 28, 2025	December 31, 2024
Cash and cash equivalents	$90,375	$79,272

Third-party long-term debt:
Revolving debt	32,000	32,000
Deferred financing costs	(474)	(559)
Total third-party debt	31,526	31,441
Net cash	$58,849	$47,831

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

Our financial condition as of June 28, 2025 remains strong, with a current ratio (current assets to current liabilities) of 4.4 to 1.0, as compared to a ratio of 4.5 to 1.0 at December 31, 2024.

Cash paid for property and equipment for the six fiscal months ended June 28, 2025 was $2.8 million compared to $5.2 million in the comparable prior year period.

As of June 28, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.

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

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; significant developments from the recent and potential changes in tariffs and trade regulation; impact of inflation; potential issues respecting the United States federal government debt ceiling; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, and health (including pandemics) instabilities; instability or disruption caused by military hostilities in the regions or countries in which we operate (including Israel); difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter ended June 28, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the fiscal quarter ended June 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 28, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

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

Date: August 5, 2025