Form 10-Q
period 2025-09-27
Vishay Precision Group, Inc.
filed 2025-11-04
CIK 1487952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 27, 2025

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

As of November 4, 2025, the registrant had 12,256,197 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q

September 27, 2025

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	September 27, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,253	$79,272
Accounts receivable, net	59,608	51,200
Inventories:
Raw materials	32,544	33,013
Work in process	28,900	27,187
Finished goods	24,519	23,960
Inventories, net	85,963	84,160

Prepaid expenses and other current assets	20,514	17,088
Asset held for sale	—	5,229
Total current assets	252,338	236,949

Property and equipment:
Land	2,387	2,316
Buildings and improvements	78,535	68,125
Machinery and equipment	136,393	132,938
Software	11,497	10,351
Construction in progress	3,471	11,246
Accumulated depreciation	(155,715)	(145,475)
Property and equipment, net	76,568	79,501

Goodwill	47,270	46,819
Intangible assets, net	39,156	41,815
Operating lease right-of-use assets	22,768	24,316
Other assets	24,220	21,535
Total assets	$462,320	$450,935

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

	September 27, 2025	December 31, 2024
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$10,788	$9,890
Payroll and related expenses	19,736	18,546
Other accrued expenses	24,159	19,725
Income taxes	2,604	880
Current portion of operating lease liabilities	4,212	3,998
Total current liabilities	61,499	53,039

Long-term debt	20,555	31,441
Deferred income taxes	2,551	3,779
Operating lease liabilities	19,065	19,928
Other liabilities	14,120	14,193
Accrued pension and other postretirement costs	6,726	6,695
Total liabilities	124,516	129,075

Equity:
Common stock, par value $0.10 per share: 25,000,000 shares authorized; 12,256,197 shares outstanding as of September 27, 2025 and 12,215,668 shares outstanding as of December 31, 2024	1,340	1,336
Class B convertible common stock, par value $0.10 per share: 3,000,000 shares authorized; 1,022,887 shares outstanding as of September 27, 2025 and December 31, 2024	103	103
Treasury stock, at cost - 1,137,995 shares held at September 27, 2025 and December 31, 2024	(25,335)	(25,335)
Capital in excess of par value	204,029	202,783
Retained earnings	199,141	191,977
Accumulated other comprehensive loss	(41,520)	(48,897)
Total Vishay Precision Group, Inc. stockholders' equity	337,758	321,967
Noncontrolling interests	46	(107)
Total equity	337,804	321,860
Total liabilities and equity	$462,320	$450,935

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Fiscal Quarter Ended
	September 27, 2025	September 28, 2024
Net revenues	$79,728	$75,727
Costs of products sold	47,603	45,467
Gross profit	32,125	30,260

Selling, general and administrative expenses	27,296	26,337
Gain on asset held for sale	(5,544)	-
Restructuring costs	214	82
Operating income	10,159	3,841

Other (expense) income :
Interest expense	(425)	(648)
Other	159	(2,646)
Other expense	(266)	(3,294)

Income before taxes	9,893	546

Income tax expense	1,961	1,874

Net earnings (loss)	7,932	(1,328)
Less: net earnings attributable to noncontrolling interests	74	23
Net earnings (loss) attributable to VPG stockholders	$7,858	$(1,351)

Basic earnings (loss) per share attributable to VPG stockholders	$0.59	$(0.10)
Diluted earnings (loss) per share attributable to VPG stockholders	$0.59	$(0.10)

Weighted average shares outstanding - basic	13,279	13,254
Weighted average shares outstanding - diluted	13,344	13,254

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024
Net revenues	$226,630	$233,869
Costs of products sold	136,866	136,108
Gross profit	89,764	97,761

Selling, general and administrative expenses	81,708	80,232
Gain on asset held for sale	(5,544)	-
Restructuring costs	793	864
Operating income	12,807	16,665

Other (expense) income :
Interest expense	(1,525)	(1,925)
Other	(1,781)	915
Other expense	(3,306)	(1,010)

Income before taxes	9,501	15,654

Income tax expense	2,220	6,508

Net earnings	7,281	9,146
Less: net earnings attributable to noncontrolling interests	117	3
Net earnings attributable to VPG stockholders	$7,164	$9,143

Basic earnings per share attributable to VPG stockholders	$0.54	$0.68
Diluted earnings per share attributable to VPG stockholders	$0.54	$0.68

Weighted average shares outstanding - basic	13,260	13,367
Weighted average shares outstanding - diluted	13,307	13,405

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited - In thousands)

	Fiscal Quarter Ended
	September 27, 2025	September 28, 2024
Net earnings (loss)	$7,932	$(1,328)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,806)	6,809
Pension and other postretirement actuarial items	2	(8)
Other comprehensive (loss) income	(1,804)	6,801

Comprehensive income	6,128	5,473

Less: comprehensive income attributable to noncontrolling interests	74	23

Comprehensive income attributable to VPG stockholders	$6,054	$5,450

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited - In thousands)

	Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024
Net earnings	$7,281	$9,146

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,363	(679)
Pension and other postretirement actuarial items	14	(16)
Other comprehensive income (loss)	7,377	(695)

Comprehensive income	14,658	8,451

Less: comprehensive income attributable to noncontrolling interests	117	3

Comprehensive income attributable to VPG stockholders	$14,541	$8,448

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited - In thousands)

	Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024
Operating activities
Net earnings	$7,281	$9,146
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,878	11,771
Loss (gain) on sale of property and equipment	64	(154)
Gain on asset held for sale	(5,544)	—
Share-based compensation expense	1,550	1,060
Inventory write-offs for obsolescence	2,334	1,722
Deferred (expense) income taxes	(2,322)	512
Foreign currency impacts and other items	270	(1,213)
Net changes in operating assets and liabilities:
Accounts receivable	(6,223)	3,340
Inventories	(2,084)	(1,816)
Prepaid expenses and other current assets	(2,863)	(5,576)
Trade accounts payable	323	(743)
Other current liabilities	6,499	(3,921)
Other non current assets and liabilities, net	(1,335)	(767)
Accrued pension and other postretirement costs, net	126	(322)
Net cash provided by operating activities	9,954	13,039

Investing activities
Capital expenditures	(4,953)	(6,965)
Proceeds from sale of asset held for sale and property and equipment	10,891	647
Net cash provided by (used in) investing activities	5,938	(6,318)

Financing activities
Repayments on revolving facility	(11,000)	—
Debt issuance costs	—	(569)
Purchase of treasury stock	—	(7,815)
Contributions (distributions) from noncontrolling interests	36	(50)
Payments of employee taxes on certain share-based arrangements	(256)	(860)
Net cash used in financing activities	(11,220)	(9,294)
Effect of exchange rate changes on cash and cash equivalents	2,309	(315)
Increase (Decrease) in cash and cash equivalents	6,981	(2,888)
Cash and cash equivalents at beginning of period	79,272	83,965
Cash and cash equivalents at end of period	$86,253	$81,077

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	1,239	$1,354
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	—	60

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Fiscal Quarter Ended
	September 27, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at June 28, 2025	$1,339	$103	$(25,335)	$203,537	$191,283	$(39,716)	$331,211	$44	$331,255
Net earnings	—	—	—	—	7,858	—	7,858	74	7,932
Other comprehensive income	—	—	—	—	—	(1,804)	(1,804)	—	(1,804)
Share-based compensation expense	—	—	—	493	—	—	493	—	493
Restricted stock issuances (3,065 shares)	1	—	—	(1)	—	—	(0)	—	(0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Balance at September 27, 2025	$1,340	$103	$(25,335)	$204,029	$199,141	$(41,520)	$337,758	$46	$337,804

	Fiscal Quarter Ended
	September 28, 2024
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at June 29, 2024	$1,336	$103	$(23,388)	$202,765	$192,560	$(46,365)	$327,011	$23	$327,034
Net loss	—	—	—	—	(1,351)	—	(1,351)	23	(1,328)
Other comprehensive loss	—	—	—	—	—	6,801	6,801	—	6,801
Share-based compensation expense	—	—	—	107	—	—	107	—	107
Purchase of treasury stock. (63,227 shares)	—	—	(1,928)	—	—	—	(1,928)	—	(1,928)
Excise tax on net share repurchase	—		(19)	—	—	—	(19)	—	(19)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balance at September 28, 2024	$1,336	$103	$(25,335)	$202,872	$191,209	$(39,564)	$330,621	$36	$330,657

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended September 27, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	$321,967	$(107)	$321,860
Net earnings	—	—	—	—	7,164	—	7,164	117	7,281
Other comprehensive income	—	—	—	—	—	7,377	7,377	—	7,377
Share-based compensation expense	—	—	—	1,550	—	—	1,550	—	1,550
Restricted stock issuances (40,529 shares)	4	—	—	(304)	—	—	(300)	—	(300)
Excise tax on net share repurchase	—	—	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Balance at September 27, 2025	$1,340	$103	$(25,335)	$204,029	$199,141	$(41,520)	$337,758	$46	$337,804

	Nine Fiscal Months Ended September 28, 2024
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	$329,842	$83	$329,925
Net earnings	—	—	—	—	9,143	—	9,143	3	9,146
Other comprehensive loss	—	—	—	—	—	(695)	(695)	—	(695)
Share-based compensation expense	—	—	—	1,060	—	—	1,060	—	1,060
Restricted stock issuances (55,219 shares)	6	—	—	(860)	—	—	(854)	—	(854)
Purchase of treasury stock (244,702 shares)	—	—	(7,815)	—	—	—	(7,815)	—	(7,815)
Excise tax on net share repurchase	—	—	(60)	—	—	—	(60)	—	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(50)	(50)
Balance at September 28, 2024	$1,336	$103	$(25,335)	$202,872	$191,209	$(39,564)	$330,621	$36	$330,657

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of  December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 25, 2025. The results of operations for the fiscal quarter ended  September 27, 2025 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2025 and 2024 end on the following dates:

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

Note 2 – Revenues

Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal Quarter Ended				Fiscal Quarter Ended
	September 27, 2025				September 28, 2024
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$13,685	$11,665	$10,581	$35,931	$10,068	$11,154	$14,751	$35,973
Europe	8,363	12,778	3,371	$24,512	7,475	11,017	378	18,870
Asia	5,492	3,043	2,683	$11,218	5,479	2,901	1,778	10,158
Canada	—	—	3,931	$3,931	—	—	5,445	5,445
Israel	4,085	51	—	$4,136	5,179	102	—	5,281
Total	$31,625	$27,537	$20,566	$79,728	$28,201	$25,174	$22,352	$75,727

	Nine Fiscal Months Ended September 27, 2025				Nine Fiscal Months Ended September 28, 2024
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$34,918	$35,320	$35,576	$105,814	$29,931	$33,491	$39,204	$102,626
Europe	$23,879	$38,690	$4,561	$67,130	24,936	38,489	3,539	66,964
Asia	$15,400	$9,240	$6,521	$31,161	16,378	9,119	6,873	32,370
Canada	$—	$22	$11,325	$11,347	—	101	16,303	16,404
Israel	$11,046	$132	$—	$11,178	15,238	267	—	15,505
Total	$85,243	$83,404	$57,983	$226,630	$86,483	$81,467	$65,919	$233,869

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Test & Measurement	$16,829	$14,337	$46,442	$43,955
Avionics, Military & Space	7,262	8,581	19,918	21,769
Transportation	14,724	12,802	45,651	38,985
Other Markets	14,352	14,826	42,415	48,750
Industrial Weighing	9,083	8,578	26,742	28,021
General Industrial	5,720	4,538	15,326	14,702
Steel	11,758	12,065	30,136	37,687
Total	$79,728	$75,727	$226,630	$233,869

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
		Accrued
	Unbilled	Customer
	Revenue	Advances
Balance at December 31, 2024	$3,330	$8,272
Balance at September 27, 2025	2,563	8,893
Increase (decrease)	$(767)	$621

The amount of revenue recognized during the nine fiscal months ended September 27, 2025 that was included in the contract liability balance at December 31, 2024 was $5.9 million.

Note 3 – Sale Asset Held for Sale

Sale of Manufacturing Facility in Kent, Washington

On July 10, 2025, as part of the Company’s ongoing strategy to focus on its core operations and optimize its asset base utilization, the Company completed the sale of its manufacturing facility located at Kent, Washington which was part of the Weighing Solutions Segment.

The total sale proceeds amounted to $11.5 million, and the net proceeds, after deducting broker’s commission and real estate excise tax, were approximately $10.8 million.

The carrying amount of the asset was previously classified as asset held for sale under current assets in the consolidated balance sheet as of December 31, 2024 after meeting the criteria outlined in ASC 360. No further depreciation was recorded once the asset was classified as held for sale.

Upon completion of the sale, the Company recognized a gain of approximately $5.5 million in July 2025, which is included in Operating income in the condensed consolidated statements of operations for the quarter ended and nine fiscal months ended September 27, 2025.

The net cash proceeds were used to repay a portion of the Company's credit facility, as further discussed in Note 7 – Long-Term Debt.

Note 4 – Goodwill

The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances occur indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by reporting unit is as follows (in thousands):

	Total	Measurement Systems				Weighing Solutions
		Steel	Nokra	DSI	DTS	On-board weighing
Balance at December 31, 2024	$46,819	$5,964	$1,633	$16,878	$16,033	$6,311
Adjustment (1)	$—	$1,633	$(1,633)	$—	$—	$—
Foreign currency translation adjustment	$451	$406	$—	$45	$—	$—
Balance at September 27, 2025	$47,270	$8,003	$—	$16,923	$16,033	$6,311

(1) The goodwill resulting from the acquisition of Nokra in September 2024, was allocated to the Steel reporting unit.

Note 5 – Leases

The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms ranging from less than one year to eleven years, four months.

The Company has no finance leases.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	September 27, 2025	December 31, 2024
Assets
Operating lease right of use asset	$22,768	$24,316

Liabilities
Operating lease - current	$4,212	$3,998
Operating lease - non-current	$19,065	$19,928

Other information related to lease term and discount rate is as follows:

September 27, 2025
Operating leases weighted average remaining lease term (in years)	6.44
Operating leases weighted average discount rate	4.97%

The components of lease expense are as follows (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$1,373	$1,319	$4,048	$4,024
Short-term lease cost	46	6	82	31
Sublease income	(139)	(111)	(387)	(334)
Total net lease cost	$1,280	$1,214	$3,743	$3,721

Right of use assets obtained in exchange for new operating lease liability during the nine fiscal months ended September 27, 2025 were $1.3  million. The Company paid $4.0  million and $3.9 million for its operating leases for each of the nine fiscal months ended September 27, 2025 and September 28, 2024, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Undiscounted maturities of operating lease payments as of September 27, 2025 are summarized as follows (in thousands):

2025	$1,400
2026	4,714
2027	4,154
2028	3,823
2029	3,685
Thereafter	9,312
Total future minimum lease payments	$27,088
Less: amount representing interest	(3,811)
Present value of future minimum lease payments	$23,277

Note 6 – Income Taxes

The Company reported an effective income tax rate of 19.8% for the third fiscal quarter of 2025, compared to 343.2% in the third fiscal quarter of 2024.

The effective tax rate for the fiscal quarter ended September 27, 2025, primarily resulted from an increase in U.S. taxable income, the impact of the One Big Beautiful Bill Act (the “OBBBA”), and changes in the valuation allowance on deferred tax assets, which provided a tax benefit. Sequentially, the effective tax rate for the third quarter was mainly influenced by foreign income taxed at varying statutory rates and changes in the valuation allowance on deferred tax assets. For the nine fiscal months ended September 27, 2025, the Company reported an effective tax rate of 23.4%, compared to 41.6% for the same period in 2024.
The year-over-year change in the effective tax rate was primarily driven by a reduction in the valuation allowance on certain deferred tax assets and the impact of foreign currency exchange rate fluctuations on the tax provisions of our non-U.S. entities.

On July 4, 2025, the OBBBA was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA restores expensing of domestic research expenditures for years beginning after December 31, 2024. Additionally, the OBBBA restores the EBITDA-based interest expense limitation and includes changes related to the U.S. taxation of the income of our foreign subsidiaries and certain foreign derived income, and the base erosion and anti-abuse tax, and provides for accelerated depreciation for property acquired and placed in service after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Due to the OBBBA provisions, the Company recorded tax benefit for the quarter as a decrease in valuation allowance on part of our deferred tax assets.

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

Note 7 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 27, 2025	December 31, 2024
Credit Agreement - Revolving Facility	$32,000	$32,000
Repayment of credit facility	(11,000)	-
Deferred financing costs	(445)	(559)
Total long-term debt	$20,555	$31,441

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

On  July 17, 2025, the Company made a partial repayment of its revolving debt in the amount of $11.0 million, using proceeds from the sale of manufacturing facility (see Note 3 - Sale of Asset Held for Sale).

The repayment was made in accordance with the terms of the Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the revolving credit facility. As of September 27, 2025, the outstanding balance under the revolving credit facility was $21.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants as of  September 27, 2025. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Revolving Facility could become immediately payable.

Note 8 – Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income net of tax, consist of the following (in thousands):

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2025	$(48,915)	$18	$(48,897)
Other comprehensive income before reclassifications	7,363	—	$7,363
Amounts reclassified from accumulated other comprehensive income	—	14	$14
Balance at September 27, 2025	$(41,552)	$32	$(41,520)

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2024	$(39,262)	$393	$(38,869)
Other comprehensive loss before reclassifications	(679)	—	(679)
Amounts reclassified from accumulated other comprehensive loss	—	(16)	(16)
Balance at September 28, 2024	$(39,941)	$377	$(39,564)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 9 - Pension and Other Postretirement Benefits).

Note 9 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal Quarter Ended		Fiscal Quarter Ended
	September 27, 2025		September 28, 2024
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$66	$3	$66	$4
Interest cost	208	28	191	27
Expected return on plan assets	(176)	—	(211)	—
Amortization of actuarial losses (gains)	2	(8)	4	(3)
Net periodic benefit cost	$100	$23	$50	$28

	Nine Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2025		September 28, 2024
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$195	$10	$199	$12
Interest cost	613	85	572	81
Expected return on plan assets	(519)	—	(630)	—
Amortization of actuarial losses (gains)	7	(24)	13	(9)
Net periodic benefit cost	$296	$71	$154	$84

Note 10 – Share-Based Compensation

The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At September 27, 2025, the Company had reserved 378,739 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.

On February 25, 2025 and in accordance with their respective employment agreements, VPG’s three executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate grant-date fair value of $1.9 million and were comprised of 79,729 RSUs. Fifty percent of these awards will vest on January 1, 2028, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2028, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "net earnings goals", each weighted equally.

On February 25, 2025, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 75% are performance-based and certain employees received awards of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.4 million and were comprised of 18,282 RSUs. The non-performance portion of these awards (twenty-five percent for certain employees and fifty percent for certain employees) will vest on January 1, 2028, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on January 1, 2028, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

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

On July 1, 2025, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. One employee received an award, of which 75% is performance-based and one employee received an award of which 50% is performance-based. The awards have an aggregate grant-date fair value of $0.1 million and were comprised of 2,444 RSUs. The non-performance portion of these awards will vest on July 1, 2028, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on July 1, 2028, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

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

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Share-based compensation expense	$493	$107	$1,550	$1,060

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

The chief operating decision maker ("CODM") is our chief executive officer. The evaluation of the segments' performance is based on multiple performance measures including revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring, severance, gain on asset held for sale, impairment of goodwill and indefinite-lived intangible assets and amortization of intangible assets, acquisition costs, and other items is meaningful because they relate to occurrences or events that are outside of our core operations, and management believes that the use of these measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods.

Note 11– Segment Information (continued)

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Three Fiscal Months Ended September 27, 2025
Net third-party revenues	$31,624	$27,538	$20,566	$—	$79,728
Intersegment revenues	405	158	—	(563)	—
Total revenues	32,029	27,696	20,566	(563)	79,728
Costs of products sold	21,403	16,586	10,177	(563)	47,603
Gross profit	10,626	11,110	10,389	—	32,125
Research and development expenses	980	1,305	2,754	—	5,039
Segment selling, general, and administrative expenses (1)	4,152	4,951	4,555	—	13,658
Segment operating income	5,494	4,854	3,080	—	13,428
Other supplemental information:					—
Restructuring costs	—	60	136	18	214
Depreciation and amortization expense	1,594	781	1,080	534	3,989
Capital expenditures	1,933	514	147	105	2,699

Three Fiscal Months Ended September 28, 2024
Net third-party revenues	$28,201	$25,174	$22,352	$—	$75,727
Intersegment revenues	337	—	—	(337)	—
Total revenues	28,538	25,174	22,352	(337)	75,727
Costs of products sold	19,808	16,334	9,662	(337)	45,467
Gross profit	8,730	8,840	12,690	—	30,260
Research and development expenses	1,136	1,225	2,536	—	4,897
Segment selling, general, and administrative expenses (1)	3,954	4,770	5,024	—	13,748
Segment operating income	3,640	2,845	5,130	—	11,615
Other supplemental information:
Restructuring costs	59	23	—	—	82
Depreciation and amortization expense	1,567	841	1,076	429	3,913
Capital expenditures	1,353	399	347	69	2,168

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Nine Fiscal Months Ended September 27, 2025
Net third-party revenues	$85,243	$83,404	$57,983	$—	$226,630
Intersegment revenues	1,237	520	—	(1,757)	—
Total revenues	86,480	83,924	57,983	(1,757)	226,630
Costs of products sold	59,220	51,451	27,952	(1,757)	136,866
Gross profit	27,260	32,473	30,031	—	89,764
Research and development expenses	3,021	3,941	8,333	—	15,295
Segment selling, general, and administrative expenses (1)	11,609	14,401	13,594	—	39,604
Segment operating income	12,630	14,131	8,104	—	34,865
Other supplemental information:					—
Restructuring costs	152	113	151	377	793
Depreciation and amortization expense	4,791	2,324	3,228	1,535	11,878
Capital expenditures	3,375	943	783	183	5,284

Nine Fiscal Months Ended September 28, 2024
Net third-party revenues	$86,484	$81,466	$65,919	$—	$233,869
Intersegment revenues	1,348	—	—	(1,348)	—
Total revenues	87,832	81,466	65,919	(1,348)	233,869
Costs of products sold	57,303	51,049	29,104	(1,348)	136,108
Gross profit	30,529	30,417	36,815	—	97,761
Research and development expenses	3,088	3,973	7,632	—	14,693
Segment selling, general, and administrative expenses (1)	12,178	14,663	14,113	—	40,954
Segment operating income	15,263	11,781	15,070	—	42,114
Other supplemental information:
Restructuring costs	601	—	—	263	864
Depreciation and amortization expense	4,753	2,507	3,217	1,294	11,771
Capital expenditures	3,689	999	867	446	6,001

(1) Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding research and development expenses and amortization of intangible assets attributed to the segment.

Note 11– Segment Information (continued)

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Segment operating income	$13,428	$11,615	$34,865	$42,114
Restructuring costs	$214	$82	$793	$864
Gain on asset held for sale	$(5,544)	$—	$(5,544)	$—
Unallocated G&A expenses	$8,599	$7,692	$26,809	$24,585
Operating income	$10,159	$3,841	$12,807	$16,665
Other expense	$(266)	$(3,294)	$(3,306)	$(1,010)
Income before taxes	$9,893	$546	$9,501	$15,654

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal Quarter Ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sensors to Weighing Solutions	$404	$332	$1,211	$1,323
Sensors to Measurement Systems	2	4	23	17

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Numerator for basic earnings per share:
Net earnings (loss) attributable to VPG stockholders	$7,858	$(1,351)	$7,164	$9,143

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,279	13,254	13,260	13,367

Effect of dilutive securities:
Restricted stock units	65	—	47	38
Dilutive potential common shares	65	—	47	38

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,344	13,254	13,307	13,405

Basic earnings (loss) per share attributable to VPG stockholders	$0.59	$(0.10)	$0.54	$0.68

Diluted earnings (loss) per share attributable to VPG stockholders	$0.59	$(0.10)	$0.54	$0.68

The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the three fiscal months ended September 28, 2024, as the effect would be anti-dilutive.

Note 13 – Additional Financial Statement Information

Other Income (Expense) Other

The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal Quarter Ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign currency exchange loss	$(101)	$(2,912)	$(2,836)	$(36)
Interest income	489	370	1,358	1,192
Pension expense	(15)	(8)	(37)	(28)
Other	(214)	(96)	(266)	(213)
	$159	$(2,646)	$(1,781)	$915

Foreign currency exchange gain or loss is due to volatility in the global currency markets. For the nine fiscal months ended September 27, 2025 the foreign currency exchange loss was largely due to the fluctuation of the Japanese yen, the Israeli Shekel and the British pound against the U.S. dollar.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 27, 2025	December 31, 2024
Customer advance payments	$8,893	$7,009
Accrued restructuring	114	235
Goods received, not yet invoiced	3,652	1,572
Accrued taxes, other than income taxes	1,466	1,994
Accrued commissions	3,530	3,895
Accrued professional fees	2,198	1,587
Accrued technical warranty	794	857
Current accrued pensions and other post retirement costs	596	596
Other	2,916	1,980
	$24,159	$19,725

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
September 27, 2025
Assets
Assets held in rabbi trusts	$6,462	$88	$6,374	$—

December 31, 2024
Assets
Assets held in rabbi trusts	$6,228	$45	$6,183	$—

The Company maintains non-qualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and non-qualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at  September 27, 2025 and December 31, 2024, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash equivalents held in the rabbi trust are considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding capitalized deferred financing costs, at September 27, 2025 and December 31, 2024 approximates its carrying value as the revolving debt is reset on a monthly basis based on current market rates, plus a base rate as specified in the debt agreement. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated condensed balance sheets approximate their fair values.

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

The Company recorded $0.2 million and $0.1 million of restructuring costs during the fiscal quarter ended September 27, 2025 and September 28, 2024, respectively, and $0.8 million and $0.9 million of restructuring costs during the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.

The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of September 27, 2025 and December 31, 2024, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2024	235
Restructuring charges in 2025	793
Cash payments	(914)
Balance at September 27, 2025	$114

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

Note 17 – Commitments and Contingencies

Tax Assessment

During the second quarter of 2024, the Israeli Tax Authority has issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.5 million), pertaining to claims of VAT between the years 2019 to 2023.

On August 6, 2025, the Company received the decision of the Israeli Tax Authority regarding the Company's appeal of the VAT assessment. The appeal was rejected, based on the same reasoning outlined in the original assessment issued to the Company.

The Company intends to appeal this decision and thereby defer the assessment in accordance with its rights under applicable law, and with the assistance of its legal counsel.

The Company believes that the liability for the assessment is not probable.

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

On June 13, 2025, Israel launched a preemptive strike on Iran, with military support from the United States. Iran retaliated with ballistic missile and drone strikes targeting both civilian and military sites in Israel. A ceasefire between Israel and Iran was reached on June 23, 2025, although there is no assurance that the ceasefire will continue. Israel’s airspace and maritime zones, which were closed to commercial traffic during the period between June 13 and June 23, 2025, are fully open as of November 4, 2025.

On October 12, 2025, the Government of Israel and Hamas reached a ceasefire agreement. The agreement, which was brokered with international mediation, led to a significant reduction in cross-border attacks and the reopening of commercial routes between Israel and the Gaza Strip.

While sales to customers in Israel account for a relatively small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel that manufacture products representing approximately 30% of our total worldwide revenues in the nine fiscal months ended September 27, 2025.  As of November 4, 2025, these facilities remain open and operational. We have implemented a contingency plan that, in the event conditions in Israel deteriorate such that we no longer operate there at normal levels, we believe will provide for securing supply of materials and logistics by producing a safety stock of finished goods and transferring these goods to our distribution centers outside of Israel, while continuing to take measures with regards to the safety of our employees. We may, however, determine to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to the impacts of the conflicts, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

The impact of recent changes in tariffs

We have manufacturing operations in India, China, Japan, Europe, Canada, Israel, and the United States, as well as in other countries.

Beginning in the second quarter of 2025, new tariffs were announced on import to the U.S. In response several countries have imposed reciprocal tariffs on import from the U.S. and other retaliatory measures. The tariffs have been set at various rates, with exemptions applicable to certain categories of imports and exports.

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

Net revenues for the fiscal quarter ended September 27, 2025 were $79.7 million versus $75.7 million for the comparable prior year period. Net profit attributable to VPG stockholders for the fiscal quarter ended September 27, 2025 was $7.9 million, or $0.59 per diluted share, compared to net loss of $(1.4) million or $(0.10) per diluted share, for the comparable prior year period.

Net revenues for the nine fiscal months ended September 27, 2025 were $226.6 million versus $233.9 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the nine fiscal months ended September 27, 2025 was $7.2 million, or $0.54 per diluted share, compared to net earnings of $9.1 million or $0.68 per diluted share, for the comparable prior year period.

The results of operations for the fiscal quarters ended September 27, 2025 and September 28, 2024 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

	Gross Profit		Operating Income		Net Earnings (loss) Attributable to VPG Stockholders		Diluted Earnings (loss) Per share
Three months ended	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
As reported - GAAP	$32,125	$30,260	$10,159	$3,841	$7,858	$(1,351)	$0.59	$(0.10)
As reported - GAAP Margins	40.3%	40.0%	12.7%	5.1%	—	—	—	—
Start-up costs (a)	37	—	37	—	37	—	0.00	—
Acquisition purchase accounting adjustments (b)	111	—	111	—	111	—	0.01	—
Restructuring costs	—	—	214	82	214	82	0.02	0.01
Foreign currency exchange gain (c)	—	—	—	—	101	2,912	0.01	0.22
Less: Gain on asset held for sale (d)	—	—	5,544	—	5,544	—	0.42	—
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(723)	(839)	(0.05)	(0.06)
As Adjusted - Non GAAP	$32,273	$30,260	$4,977	$3,923	$3,500	$2,482	$0.26	$0.19
As Adjusted - Non GAAP Margins	40.5%	40.0%	6.2%	5.2%

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Nine Fiscal Months Ended	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
As reported - GAAP	$89,764	$97,761	$12,806	$16,665	$7,164	$9,143	$0.54	$0.68
As reported - GAAP Margins	39.6%	41.8%	5.7%	7.1%	—	—	—	—
Start-up costs (a)	757	—	757	—	757	—	$0.06	—
Acquisition purchase accounting adjustments (b)	111	—	111	—	111	—	$0.01	—
Restructuring costs	—	—	793	864	793	864	$0.06	0.06
Severance cost	—	—	443	347	443	347	$0.03	0.03
Foreign currency exchange gain (c)	—	—	—	—	2,836	34	$0.21	—
Less: Gain on asset held for sale (d)	—	—	5,544	—	5,544	—	$0.42	—
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	321	(1,913)	$0.02	(0.15)
As Adjusted - Non GAAP	$90,632	$97,761	$9,366	$17,876	$6,239	$12,301	$0.47	$0.92
As Adjusted - Non GAAP Margins	40.0%	41.8%	4.1%	7.6%

	Fiscal Quarter Ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net earnings (loss) attributable to VPG stockholders	$7,858	$(1,351)	$7,164	$9,143
Interest expense	425	648	1,525	1,925
Income tax expense	1,961	1,874	2,220	6,508
Depreciation	3,003	2,988	8,932	8,996
Amortization	986	925	2,946	2,776
Restructuring costs	214	82	793	864
Severance cost	—	—	443	347
Start-up costs (a)	37	—	757	—
Acquisition purchase accounting adjustments (b)	111	—	111	—
Foreign currency exchange gain (c)	101	2,912	2,836	34
Gain on asset held for sale (d)	(5,544)	—	(5,544)	—
ADJUSTED EBITDA	$9,152	$8,079	$22,183	$30,594
ADJUSTED EBITDA MARGIN	11.5%	10.7%	9.8%	13.1%

(a)  Start-up cost 2025

(b)  Nokra GmbH acquisition which closed on September 30, 2024.

(c)  Impact of foreign currency exchange rates on assets and liabilities.

(d)  Gain on Sale of Manufacturing Facility in Kent, Washington.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2024 through the third quarter of 2025.

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2024	2024	2025	2025	2025
Net revenues	$75,727	$72,653	$71,741	$75,161	$79,728

Gross profit margin	40.0%	38.2%	37.7%	40.7%	40.3%

End-of-period backlog	$100,191	$96,189	$100,300	$108,201	$107,624

Book-to-bill ratio	0.91	1.00	1.04	1.06	1.00

Inventory turnover	2.01	2.06	2.12	2.09	2.20

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2024	2024	2025	2025	2025
Sensors
Net revenues	$28,201	$25,755	$27,055	$26,563	$31,624
Gross profit margin	31.0%	32.0%	30.1%	32.0%	33.6%
End-of-period backlog	$39,995	$39,605	$42,049	$46,661	$48,503
Book-to-bill ratio	0.89	1.04	1.06	1.12	1.07
Inventory turnover	2.28	2.15	2.38	2.27	2.66

Weighing Solutions
Net revenues	$25,174	$25,739	$26,439	$29,428	$27,538
Gross profit margin	35.1%	34.1%	36.8%	39.6%	40.3%
End-of-period backlog	$25,590	$28,003	$28,241	$26,734	$23,639
Book-to-bill ratio	1.00	1.12	0.99	0.92	0.89
Inventory turnover	2.10	2.35	2.50	2.62	2.25

Measurement Systems
Net revenues	$22,352	$21,160	$18,247	$19,170	$20,566
Gross profit margin	56.8%	50.9%	50.3%	54.6%	50.5%
End-of-period backlog	$34,605	$28,581	$30,010	$34,805	$35,482
Book-to-bill ratio	0.82	0.78	1.07	1.20	1.04
Inventory turnover	1.55	1.62	1.41	1.33	1.58

Net revenues for the third fiscal quarter of 2025 increased 6.1% from the second fiscal quarter of 2025 primarily due to increases in the Measurement Systems and Sensors reporting segments which were partially offset by a decrease in revenues in the Weighing Solutions reporting segment. Net revenues for the third fiscal quarter of 2025 increased 5.3% from the third fiscal quarter of 2024 due to increases in the Sensors and Weighing Solutions reporting segments which were partially offset by a decrease in revenues in the Measurement Systems reporting segment.

Net revenues in the Sensors reporting segment increased 19.1% compared to $26.6  million in the second fiscal quarter of 2025 and increased 12.1% from $28.2  million in the third fiscal quarter of 2024. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors and strain gages in the Test and Measurement and AMS markets. Sequentially, the increase primarily reflected higher sales of precision resistors in the Test and Measurement and AMS markets and higher sales of strain gages in the General Industrial market.

Net revenues in the Weighing Solutions reporting segment decreased  6.4% from the second fiscal quarter of 2025 and increased 9.4% from the third fiscal quarter of 2024. The year-over-year increase in revenues was mainly attributable to higher sales in the Transportation market.  Sequentially, the decrease in revenues was primarily due to lower sales in the Transportation market and in Other Markets for OEM manufacturers of construction and precision agriculture equipment.

Net revenues in the Measurement Systems reporting segment increased 7.3% from the second fiscal quarter of 2025 and decreased 8.0% from the third fiscal quarter of 2024. The year-over-year decrease was primarily attributable to decreased revenue in the AMS market. Sequentially, the increase in revenue was primarily due to higher sales in the Steel Market, which offset lower sales to the AMS market.

Overall gross profit margin in the third fiscal quarter of 2025 decreased 0.4% as compared to the second fiscal quarter of 2025 due to Measurement Systems reporting segment and increased 0.3% from the third fiscal quarter of 2024 from the Sensors and Weighing Solutions reporting segments partially offset from Measurement system reporting segment.

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

Effects of Foreign Currency Exchange Rate on Operations

For the fiscal quarter ended September 27, 2025, the effect of foreign currency exchange rates increased net revenues by $1.2 million, and increased costs of products sold and selling, general, and administrative expenses by $2.6 million, when compared to the comparable prior year period.

For the nine fiscal months ended September 27, 2025, the effect of foreign currency exchange rates increased net revenues by $1.4 million, and increased costs of products sold and selling, general, and administrative expenses by $3.8 million, when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Costs of products sold	59.7%	60.0%	60.4%	58.2%
Gross profit	40.3%	40.0%	39.6%	41.8%
Selling, general, and administrative expenses	34.2%	34.8%	36.1%	34.3%
Operating income	12.7%	5.1%	5.7%	7.1%
Income before taxes	12.4%	0.7%	4.2%	6.7%
Net earnings (loss)	9.9%	(1.8)%	3.2%	3.9%
Net earnings (loss) attributable to VPG stockholders	9.9%	(1.8)%	3.2%	3.9%

Effective tax rate	19.8%	343.2%	23.4%	41.60%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$79,728	$75,727	$226,630	$233,869
Change versus comparable prior year period	$4,001		$(7,239)
Percentage change versus prior year period	5.3%		(3.1)%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	1.6%	(4.4)%
Change in average selling prices	1.9%	0.8%
Foreign currency effects	1.8%	0.5%
Net change	5.3%	(3.1)%

During the fiscal quarter ended September 27, 2025 net revenues increased by 5.3%, as compared to the comparable prior year period, mainly due to higher volume on the Sensors and Weighing Solutions reporting segments. The year-over-year decreased by 3.1% in revenues was primarily attributable to lower volume on the Sensors and the Measurement Systems, partially offset by the Weighing Solutions reporting segment.

Gross Profit Margin

Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross profit margin	40.3%	40.0%	39.6%	41.8%

The gross profit margin for the fiscal quarter ended September 27, 2025, increased by 0.3% and for the nine fiscal months ended September 27, 2025 decreased 2.2% as compared to the comparable prior year periods. For the third fiscal quarter of 2025, Weighing Solutions and Sensors reporting segments had higher gross profit margins compared to the prior year period.

Segments

Analysis of revenues and gross profit margins for each of our reportable segments is provided below.

Sensors

Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$31,624	$28,201	$85,243	$86,484
Change versus comparable prior year period	$3,423		$(1,241)
Percentage change versus prior year period	12.1%		(1.4)%

Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	8.7%	(2.2)%
Change in average selling prices	1.3%	0.0%
Foreign currency effects	2.1%	0.7%
Net change	12.1%	(1.4)%

The Sensors segment revenue of $31.6 million in the third fiscal quarter of 2025 increased 12.1% from $28.2 million in the third fiscal quarter of 2024. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors and strain gages in the Test and Measurement and the AMS markets

The Sensors segment revenues of $85.2 million in the nine months ended September 27, 2025, decreased of 1.4 % from $86.5 million in the nine months ended September 28, 2024. The year-over-year decrease in revenues was primarily attributable to lower sales of strain gages in other markets partially offset by higher sales in the Test and Measurement market.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross profit margin	33.6%	31.0%	32.0%	35.3%

Gross profit margin for the Sensors segment was 33.6% for the third fiscal quarter of 2025, as compared to 31.0% in the third fiscal quarter of 2024. The year-over-year increase in gross profit margin was primarily due to higher sales volume, partially offset by unfavorable foreign exchange rates

Gross profit margin for the nine months ended September 27, 2025, was 32.0% a decrease from 35.3% from the nine months ended September 28, 2024. The year-over-year decrease in gross profit margin relates to lower sales volume and unfavorable foreign exchange rates

Weighing Solutions

Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$27,538	$25,174	$83,404	$81,466
Change versus comparable prior year period	$2,364		$1,938
Percentage change versus prior year period	9.4%		2.4%

Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	4.0%	(0.1)%
Change in average selling prices	2.4%	1.2%
Foreign currency effects	3.0%	1.3%
Net change	9.4%	2.4%

The Weighing Solutions segment revenue of $27.5 million in the third fiscal quarter of 2025 increased 9.4% compared to $25.2 million in the third fiscal quarter of 2024. The year-over-year increase in revenues was mainly attributable to higher sales in the Transportation market.

The Weighing Solutions segment revenues of $83.4 million in the nine months ended September 27, 2025, an increase of 2.4% from 81.5 million in the nine months ended September 28, 2024. The year-over-year increase in revenues was mainly attributable to higher sales in the Transportation market.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross profit margin	40.3%	35.1%	38.9%	37.3%

Gross profit margin for the Weighing Solutions segment was 40.3% for the third fiscal quarter of 2025, which increased compared to 35.1% in the third fiscal quarter of 2024. The year-over-year increase in gross profit margin was primarily due to higher sales volume, favorable product mix and cost reductions.

Gross profit margin for the nine months ended September 27, 2025, was 38.9% as compared to 37.3% from the nine months ended September 28, 2024. The year-over-year increase in gross profit margin relates to favorable product mix and cost reductions.

Measurement Systems

Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenues	$20,566	$22,352	$57,983	$65,919
Change versus comparable prior year period	$(1,786)		$(7,936)
Percentage change versus prior year period	(8.0)%		(12.0)%

Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	(10.2)%	(12.9)%
Change in average selling prices	2.3%	1.4%
Foreign currency effects	(0.1)%	(0.5)%
Net change	(8.0)%	(12.0)%

The Measurement Systems segment revenue of $20.6 million in the third fiscal quarter of 2025, a decrease of 8.0% year-over-year from $22.4 million in the third fiscal quarter of 2024. The year-over-year decrease was primarily attributable to decreased revenue in the AMS market.

The Measurement Systems segment revenues of $58.0 million in the nine months ended September 27, 2025, a decrease of 12.0% from $65.9 million in the nine months ended September 28, 2024. The year-over-year decrease was primarily attributable to decreased revenue in the Steel and AMS markets partially offset by higher sales in transportation.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross profit margin	50.5%	56.8%	51.8%	55.8%

Gross profit margin for the Measurement Systems segment was 50.5%, compared to 56.8% in the third fiscal quarter of 2024. The year-over-year decrease in gross profit margin was primarily due to lower sales volume and unfavorable product mix.

Gross profit margin for the nine months ended September 27, 2025, was 51.8% a decrease from 55.8% from the nine months ended September 28, 2024. The year-over-year decrease in gross profit margin relates to lower sales volume and favorable product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal Quarter Ended		For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Total SG&A expenses	$27,296	$26,337	$81,708	$80,232

As a percentage of net revenues	34.2%	34.8%	36.1%	34.3%

SG&A expenses for the fiscal quarter ended and nine fiscal months ended September 27, 2025 increased $1.0  million and $1.5  million respectively, compared to the comparable prior year period, mainly due to foreign exchange differences impact.

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

The Company recorded $0.2 million and $0.1 million of restructuring costs during the fiscal quarter ended September 27, 2025 and September 28, 2024, respectively, and $0.8  million and $0.9  million of restructuring costs during the nine fiscal months ended September 27, 2025 and September 28, 2024, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.

Other Income (Expense)

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal Quarter Ended
	September 27, 2025	September 28, 2024	Change
Foreign currency exchange loss	$(101)	$(2,912)	$2,811
Interest income	489	370	119
Pension expense	(15)	(8)	(7)
Other	(214)	(96)	(118)
	$159	$(2,646)	$2,805

	For the Nine Fiscal Months Ended
	September 27, 2025	September 28, 2024	Change
Foreign currency exchange loss	$(2,836)	$(36)	$(2,800)
Interest income	1,358	1,192	166
Pension expense	(37)	(28)	(9)
Other	(266)	(213)	(53)
	$(1,781)	$915	$(2,696)

Foreign currency exchange gain or loss are due to volatility in the global currency markets. For the fiscal quarter ended September 27, 2025 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel against the U.S. dollar. For the nine fiscal months ended September 27, 2025 the foreign currency exchange loss was largely due to the fluctuation of the Japanese yen, Israeli Shekel and the British pound against the U.S. dollar.

Income Taxes

The Company reported an effective income tax rate of 19.8% for the third fiscal quarter of 2025, compared to 343.2% in the third fiscal quarter of 2024.

The effective tax rate for the fiscal quarter ended September 27, 2025, primarily resulted from an increase in U.S. taxable income, the impact of the One Big Beautiful Bill Act (the “OBBBA”), and changes in the valuation allowance on deferred tax assets, which provided a tax benefit.

Sequentially, the effective tax rate for the third quarter was mainly influenced by foreign income taxed at varying statutory rates and changes in the valuation allowance on deferred tax assets. For the nine fiscal months ended September 27, 2025, the Company reported an effective tax rate of 23.4%, compared to 41.6% for the same period in 2024.
The year-over-year change in the effective tax rate was primarily driven by a reduction in the valuation allowance on certain deferred tax assets and the impact of foreign currency exchange rate fluctuations on the tax provisions of our non-U.S. entities.

On July 4, 2025, the OBBBA was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA restores expensing of domestic research expenditures for years beginning after December 31, 2024. Additionally, the OBBBA restores the EBITDA-based interest expense limitation and includes changes related to the U.S. taxation of the income of our foreign subsidiaries and certain foreign derived income, and the base erosion and anti-abuse tax, and provides for accelerated depreciation for property acquired and placed in service after January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Due to the OBBBA provisions, the Company recorded tax benefit for the quarter as a decrease in valuation allowance on part of our deferred tax assets.

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

On July 17, 2025, the Company made a partial repayment of its revolving debt in the amount of $11.0 million, using proceeds from the sale of manufacturing facility (see Note 3 - Sale of Asset Held for Sale).

The repayment was made in accordance with the terms of the Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the revolving credit facility. This repayment is expected to reduce annual interest expense by approximately $660,000. As of September 27, 2025, the outstanding balance under the revolving credit facility was $21.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at September 27, 2025. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Our business has historically generated significant cash flow. For the nine fiscal months ended September 27, 2025, cash provided by operating activities was $10.0  million compared to $13.0  million in the comparable prior year period. Our net cash used in investing activities for the nine fiscal months ended September 27, 2025 was higher compared to the prior year period mainly due to lower capital spending. Our net cash used in financing activities for the nine fiscal months ended September 27, 2025 was significantly higher when compared with the prior year period, due to the repayment on revolving facility in accordance with its terms on August 9, 2024.

Approximately 94% of our cash and cash equivalents balance at September 27, 2025 and December 31, 2024 were held by our non-U.S. subsidiaries.

See the following table for the percentage of cash and cash equivalents, by region, at September 27, 2025 and December 31, 2024:

	September 27, 2025	December 31, 2024
Israel	31%	56%
Asia	24%	21%
Europe	32%	14%
United States	6%	6%
Canada	7%	3%
	100%	100%

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

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of September 27, 2025, to be indefinitely reinvested.

Adjusted free cash flow generated during the nine fiscal months ended September 27, 2025, was $15.9 million. We refer to the amount of cash provided by operating activities ($10.0 million) in excess of our capital expenditures ($5.0 million), net of proceeds from the sale of assets ($10.9) million as “adjusted free cash flow.”

The following table summarizes the components of net cash at September 27, 2025 and December 31, 2024 (in thousands):

	September 27, 2025	December 31, 2024
Cash and cash equivalents	$86,253	$79,272

Third-party long-term debt:
Revolving debt	32,000	32,000
Repayment of credit facility	(11,000)	-
Deferred financing costs	(445)	(559)
Total third-party debt	20,555	31,441
Net cash	$65,698	$47,831

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

Our financial condition as of September 27, 2025 remains strong, with a current ratio (current assets to current liabilities) of 4.1 to 1.0, as compared to a current ratio of 4.5 to 1.0 at December 31, 2024.

Cash paid for property and equipment for the nine fiscal months ended September 27, 2025 was $5.0  million compared to $7.0  million in the comparable prior year period.

As of September 27, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter ended September 27, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 30, 2025, the Board (i) appointed Rafi Ouzan, the Company’s Senior Vice President, Division Head – Weighing Solutions, to serve as the Chief Operating Officer of the Company and (ii) appointed Yair Alcobi to serve as Chief Business and Product Officer of the Company, in each case effective November 2, 2025. Mr. Ouzan and Mr. Alcobi will each report to Ziv Shoshani, the Company’s Chief Executive Officer.

Biographical and other information about Mr. Ouzan is included in the Company’s Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 11, 2025. Mr. Ouzan is entitled to receive a base salary of  1,046,000 New Israeli Shekels ("NIS"), an annual bonus of up to 50% of his annual base salary and an annual equity award, with an aggregate value equal to 30% of his annual base salary.

From 2024 until his appointment, Mr. Alcobi, 54, had served as Chief Executive Officer of Highcon Systems Ltd., a company specializing in digital finishing solutions for the packaging industry. Prior to that role, he was the Chief Executive Officer of XJET Ltd., a 3D printing company, from 2022 to 2024, and Vice President of KLA Corporation, a Nasdaq-listed electronics equipment and services company, from 2019 to 2022. Prior to his role at KLA Corporation, Mr. Alcobi held various positions at Orbotech (until Orbotech was acquired by KLA Corporation), Kulicke & Soffa Industries, Inc. and ISCAR Ltd.

Mr. Alcobi is entitled to receive a base salary of 1,248,000 NIS, an annual bonus of up to 50% of his annual base salary and an annual equity award, with an aggregate value equal to 30% of his annual base salary.

Neither Mr. Ouzan nor Mr. Alcobi has any family relationships with any director or executive officer of the Company, and there are no arrangements or understandings between either Mr. Ouzan or Mr. Alcobi and any other persons pursuant to which Mr. Ouzan or Mr. Alcobi was selected to his position. Neither Mr. Ouzan or Mr. Alcobi or any related person of Mr. Ouzan or Mr. Alcobi has a direct or indirect material interest in any existing or currently proposed transaction to which the Company is or may become a party that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 27, 2025, furnished in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

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

Date: November 4, 2025