Form 10-K
period 2025-12-31
Vishay Precision Group, Inc.
filed 2026-02-27
CIK 1487952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-34679

Vishay Precision Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0986328
(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)

851 Duportail Road, 2nd floor

Chesterbrook, PA 19087

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($28.31 on June 27, 2025), assuming conversion of all of its Class B convertible common stock held by non-affiliates into common stock of the registrant, was $346,797,000. There is no non-voting stock outstanding.

As of February 26, 2026, the registrant had 12,274,522 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Vishay Precision Group, Inc.

Form 10-K for the year ended December 31, 2025

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

We were incorporated in Delaware on August 28, 2009. Our principal executive offices are located at 851 Duportail Road, 2nd Floor, Chesterbrook, PA 19087. Our main telephone number is 484-321-5300.

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

Growth-Focused Strategy

Each of VPG's business segments maintains and deploys distinct go-to-market strategies, technical expertise, capital requirements, and acquisition opportunities. In the fourth quarter of 2025, we refined our business strategy to support the next phase on our path to achieve accelerated growth. This strategic shift follows significant investments over the past several years to streamline and improve our operational and functional efficiencies and capabilities, positioning us to pursue fast growing, higher-volume opportunities driven by macro technological and industrial trends.

As part of this change in strategy, on November 4, 2025, we announced the expansion of our senior management team with two newly created executive positions: Chief Business and Product Officer and Chief Operating Officer, both reporting to the Chief Executive Officer. We believe these roles, along with related organizational changes, will enable us to accelerate growth by leveraging sales and operational capabilities across our business units through increased standardization of business processes, systems, and oversight. We believe that these changes, combined with a company culture that emphasizes business execution, accountability and operational excellence, will lead to the development of higher added value products, faster time to market, and improved customer service, which in turn will contribute to growth in revenue and profitability.

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

•

In 2013, we completed our first acquisition as an independent public company when we acquired substantially all of the assets of the George Kelk Corporation ("KELK"). KELK engineers, designs and manufactures highly accurate optical and electronic roll force measurement and control equipment primarily used by metals rolling mills and mining applications throughout the world.

•

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

•

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

•

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

•

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

•

On September 30, 2024, we completed the acquisition of Nokra Optische Prueftechnik und Automation GmbH ("Nokra"), a Germany-based, privately held maker of precision measuring and testing equipment for manufacturing. Nokra’s laser-based measuring systems expand our existing measurement and inspection solutions for steel and aluminum rolling mills, as well as for the metal processing industry. Nokra’s laser-based measurement gauge systems are used to precisely measure the thickness, flatness, contour, width or 3D profile of various metals depending on the application, in both inline and offline production.

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

Our strain gage products, which include our advanced sensors, are resistive sensors that are attached to the surface of an object to determine the surface strain caused by an applied force. Marketed under the well-known Micro-Measurements brand, our strain gages are used for OEM for forces sensing in markets such as industrial, weighing, medical and consumer, and in stress analysis applications for structural testing in markets as aviation, military and space, infrastructure, and construction markets. Typical OEM applications are when strain gages are used inside precision transducers where the magnitude of an applied force is the focus of the measurement. In stress analysis applications the strength of the object is the main consideration and the object under test is a structural component in a machine or device, such as an automobile, an aircraft, or a highway bridge. Using strain gages bonded to metal, composite or other material components, a variety of physical measurements can be made including force, weight, pressure, displacement, and acceleration. Our innovative advanced sensors product line enhances the capability and performance of our strain gages, while simultaneously reducing their size and power consumption. Emerging applications for our advanced sensors include industrial and medical robotics, as well as for consumer products.

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

Measurement Systems

The Measurement Systems segment includes highly specialized systems for steel production, materials development, and safety testing. This segment is comprised of our KELK, DSI, Pacific Instruments and DTS businesses.

Our KELK business provides high accuracy and performance sensors and systems for the steel and aluminum industries, and within those industries, mainly for rolling mills. KELK's products include rolling force measuring load cell systems and pressure transmitters; web tension measurement load cells and systems; optical strip width gages; laser velocimeters for speed and length measurements, and closed-loop crop optimization control systems for optimal strip cuts. Our products are required to meet the most demanding requirements of the steel and aluminum industries, providing high accuracy and reliability under the most demanding harsh conditions of rolling mills. Through its Nokra product line, which was acquired on September 30, 2024, KELK  develops and sells laser-based systems which measure and inspect geometric features including thickness, shape, and position of various metal products during manufacturing.

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

Manufacturing Operations

Our principal manufacturing facilities are located in Israel, the United States, Canada, India, Germany, and Japan. We also have manufacturing facilities in Sweden, the United Kingdom, the People’s Republic of China, the Republic of China (Taiwan), and France. Over the past several years, we have invested substantial resources to increase capacity and to enhance automation in our plants, which we believe will further reduce production costs.

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

Our major load cells manufacturer as well as our Onboard Weighing manufacturer have quality management systems certified to Automotive Standard IATF 16949.

Our DTS business unit, manufacturing data acquisition systems, data loggers and sensors for critical testing for aerospace, military, crash safety, is certified to ISO/IEC 17025 standard. Compliance with this standard ensures that the DTS facilities operate quality management systems, are technically competent and generate technically valid results.

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

Patents and Licenses

We have made a significant investment in securing intellectual property protection for our technology and products. We seek to protect our technology by, among other things, filing and maintaining patent applications for technology considered important to the development of our business. Although we have numerous United States and foreign patents covering certain of our products and manufacturing processes, no particular patent is considered individually material to our business. We also rely upon confidential and proprietary information and processes including trade secrets, know-how, and continuing technological innovation.

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

Environmental, Social and Governance

As part of our launch of a corporate Environmental, Social and Governance ("ESG") program, we completed a materiality assessment, developed a multi-year ESG plan, and established an internal scorecard with short and long-term objectives and published our first ever Sustainability Report.

The implementation of our multi-year ESG plan continues to be on track as evidenced by our actions over the past year, which include update of ESG key performance indicators and targets and the issuance of our Corporate Social  Responsibility and Involvement Policy, Customer Health and Safety, Product Use and End of Life Policy,  and Independent Director Stock Ownership Guidelines and update of our Global Code of Business Conduct and Ethics. Our multi-year ESG plan is reviewed yearly and remains built on four pillars: Our People, Our Environment, Our Governance and Our Products, and continues to serve as a guiding framework that will be added to as new trends, requests from stakeholders and internal business strategies require.

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

Human Capital

As of December 31, 2025, we employed approximately 2,100 total employees, substantially all of which were full-time employees. Approximately 84% of our employees were located outside the United States. Our future success is substantially dependent on our ability to attract and retain highly qualified technical and administrative personnel. Some of our employees outside the United States are members of trade unions.

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

Information about our Executive Officers

The following table sets forth certain information regarding our executive officers as of February 27, 2026:

Name	Age	Positions
Ziv Shoshani	59	Chief Executive Officer, President, and Director
William M. Clancy	63	Executive Vice President and Chief Financial Officer
Amir Tal	56	Executive Vice President and Chief Accounting Officer
Yair Alcobi	54	Executive Vice President and Chief Business & Product officer
Rafi Ouzan	59	Executive Vice President and Chief Operating Officer

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

Amir Tal is our Executive Vice President and Chief Accounting Officer. Mr. Tal was appointed by the Board of Directors to such position effective February 5, 2020. He served as the Company’s Senior Vice President, Finance from March 2017 until February 2020. From July 2010 to February 2017, Mr. Tal served as the Company’s Vice President Operational Controller and Regional Controller Israel. Mr. Tal holds a bachelor’s degree in economics and business administration from the University of Haifa and an MBA from Bar Ilan University. Before that Mr. Tal was with Vishay Intertechnology where he served six years mainly as Senior Director, Group Controller for Measurement Group’s Divisions.

Yair Alcobi is our Chief Business and Products Officer. Mr. Alcobi was appointed by the Board of Directors to such position effective October 30, 2025. In his role Mr. Alcobi oversees sales, marketing, product strategy, and business development. Mr. Alcobi brings over 25 years of senior level management experience with both private and public industrial technology businesses to his new role. Mr. Alcobi held significant leadership positions at notable semiconductor test and industrial technology companies. Mr. Alcobi served as CEO at Highcon,2024 to October, 2025. From 2022 to 2024 Mr. Alcoby served as CEO at XJet Ltd, before that Mr. Alcobi served as President, PCB Division, KLA from 2018 until 2022. Mr. Alcobi holds a BSc in Mechanical Engineering from the Technion – Israel Institute of Technology, and an Executive MBA from Haifa University, as well as having completed executive programs at Stanford Graduate School of Business and the Technion Institute of Management.

Rafi Ouzan is our Chief Operating Officer. Mr. Ouzan was appointed by the Board of Directors to such position effective October 30, 2025. In his new role Mr. Ouzan is responsible for overseeing and integrating the company’s operations, including quality management and supply chain optimization across all manufacturing sites. Mr. Ouzan, served as the Senior Vice President and Division Head of Weighing Solutions at VPG between 2022 to 2025, brings more than 30 years of management experience to this new role. Previously, between 2008 to 2021, Mr. Ouzan served as VPG’s Vice President of the Force Sensors Division. Before that Mr. Ouzan was with Vishay Intertechnology where he served as Vice President, Force Sensors Division and held various positions including as Vice President, Operations and Operations Manager, Load Cell Division. Mr. Ouzan holds a bachelor's degree in material engineering and an MBA, each, from Ben-Gurion University.

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

In addition, our company website can be found on the Internet at www.vpgsensors.com. The website contains information about us and our operations. Copies of each of our filings with the SEC including those on Form 10-K, Form 10-Q, Form 8-K, our proxy statements, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://ir.vpgsensors.com and click on “Financials”/ “SEC Filings.”

The following corporate governance related documents and policies, as may be amended from time to time, are also available on our website:

•	Compensation Committee Charter
•	Nominating and Corporate Governance Committee Charter
•	Audit Committee Charter
•	Global Code of Business Conduct and Ethics
•	Code of Ethics Applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer or Controller
•	Corporate Governance Principles
•	Policy Regarding Qualifications of Directors
•	Anti-Bribery and Anti-Corruption Policy
•	Supplier Code of Conduct
•	VPG Independent Director Stock Ownership Guidelines
•	Corporate Social Responsibility and Involvement Policy
•	Information Security Report
•	By-Laws of Vishay Precision Group Inc.
•	Insider Trading Policy
•	Dodd-Frank Clawback Policy.

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

   851 Duportail Road, 2nd Floor,

   Chesterbrook, PA 19087

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

Certain of our products must be qualified or approved under various military and aerospace specifications and other standards. We have qualified certain of our foil resistor products under various military specifications approved and monitored by the DLA, and under certain European military specifications, and various aerospace standards approved by NASA and the ESA. Qualification and specification levels are based in part upon product failure rates. We must continuously perform tests on our products, and for products that are qualified, the results of these tests must be reported to the qualifying organization. Certain of our force sensor products are approved by the NTEP and OIML. Our on-board weighing systems must meet approved standards to make them legal-for-trade. If a product fails to meet the requirements for the applicable classification level or other approval, the product’s classification or approval may be suspended or reduced to a lower level. During the time that the classification is suspended or reduced to a lower level, net revenues and earnings attributable to that product may be adversely affected.

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

We generate a significant amount of cash and profits from our non-U.S. subsidiaries. As of December 31, 2025, 91% of our cash and cash equivalents and short-term investments were held by subsidiaries outside of the United States. Any repatriation of such funds could incur local withholding tax in the source and intervening foreign jurisdictions. These amounts could also be subject to certain U.S. state taxes.

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

We have principal manufacturing facilities and operations located in Israel. Accordingly, our business is directly influenced by the political, economic and military conditions affecting Israel at any given time. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries, terrorist organizations and other militant groups. We have never experienced any material interruption in our operations attributable to these factors, in spite of several Middle East crises, including the recent war. In response to conflict in or around Israel, we could in the future temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either of our manufacturing locations in Israel due to the impacts of conflicts. A change in the security and political situation in Israel and in the economy could have a material adverse effect on our business, operating results and financial condition. To the extent practicable, we maintain contingency plans to mitigate the impact on our Israel-based operations and to maintain the safety of our employees which may result from military or political conflicts.  These include adjusting production schedules, shipping inventories to our locations and warehouses in other geographies, providing transportation and other resources to employees, and utilizing our other operations.

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

As of December 31, 2025, we did not have in place any arrangements to mitigate or hedge against exposures relating to fluctuations in foreign currency exchange rates.

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

We have two classes of common stock: common stock and Class B convertible common stock.  The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. The ownership of Class B convertible common stock is highly concentrated, and holders of Class B convertible common stock effectively can cause the election of directors and the approval or disapproval of other matters requiring stockholder approval. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son) and Ziv Shoshani (Mrs. Ruta Zandman’s nephew and our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 35.0% of the total voting power of our capital stock as of December 31, 2025. Holders of our Class B convertible common stock may act in ways that are contrary to, or not in the best interests of, holders of our common stock. The voting rights of the holders of our Class B convertible common stock effectively give such holders the ability to prevent transactions that would result in a change in control of us, including transactions in which holders of our common stock might otherwise receive a premium for their shares over the then-current market price.

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

Our financial position, results of operations and cash flows could be adversely affected by difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. Recent global events have adversely affected and are continuing to adversely affect workforces, organizations, economies, and financial markets globally, leading to economic downturns, inflation, and increased market volatility. The ongoing wars between Israel and Hamas and between Russia and Ukraine, escalating tensions in the South China Sea, Red Sea and Yemen, high inflation, increasing interest rates, bank failures and associated financial instability and crises, and supply chain issues have added to global economic and market volatility. Any uncertainty about the federal budget or the debt limit in the United States could have a negative effect on the United States and global economy. The impact that these factors might have on us and our business is uncertain and cannot be estimated at this time. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

Although we believe we have sufficient liquidity to run our business, under extreme market conditions, there can be no assurance that financing, if needed, would be available or sufficient, and, in such a case, we may not be able to successfully obtain financing on favorable terms, or at all.

•	Continuing market volatility can exert downward pressure on our stock price, which could make it more difficult or unfavorable for us to raise additional capital in the future.

•

Economic conditions could result in customers in our markets experiencing financial difficulties, including limited liquidity and their inability to obtain financing or electing to limit spending because of the economy which may result, for example, in customers’ inability to pay us at all or on a timely basis.

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

Third- party service providers, such as subcontractors, distributors and vendors have access to certain portions of our sensitive data. In the event that these service providers do not properly safeguard our data that they hold, security breaches and loss of our data could result. Any such loss of data by our third-party service providers could have a material adverse impact on our business and results of operations.

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

The market price of our common stock, and the number of shares traded each day, has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

•	shortfalls in our expected net revenue, earnings or key performance metrics;
•	changes in recommendations or estimates by securities analysts;
•	the announcement of new products by us or our competitors;
•	quarterly variations in our or our competitors’ results of operations;
•	a change in our dividend or stock repurchase activities;
•	developments in our industry or changes in the market for technology stocks;
•	changes in rules or regulations applicable to our business; and
•	other factors, including economic instability, inflation, labor shortages, supply chain disruptions and changes in political or market conditions.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, suppliers, business partners, employees and investors with respect to cybersecurity matters. The Board is actively involved in oversight of the Company’s enterprise risk management ("ERM") program, and cybersecurity represents an important component of the Company’s overall approach. The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, assessing, managing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of the Company’s REM program, the Company’s approach to cybersecurity is focused on the following key areas:

•

Governance: As discussed in more detail under the heading “Corporate Governance and Oversight,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with and receives reports from the Company’s ERM function, the Vice President of IT and Digital, the Company’s Chief Information Security Officer (“CISO”), and other members of management.

•

Collaborative Approach: The Company has integrated cybersecurity risk management into its broader risk management framework to promote a Company-wide culture of cybersecurity risk management. To that end, the Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

•

Incident Response: The Company has established and maintains a comprehensive incident response plan that fully addresses the Company’s response to a cybersecurity incident, and this plan is tested and evaluated on a regular basis.

•

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. The Company conducts security assessments of its electronic information-related third-party service providers before the Company engages them, and the Company maintains policies and procedures to oversee and identify cybersecurity risks associated with its use of third-party service providers.

•

Education and Awareness: The Company provides regular, mandatory training for the Company's personnel regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The company has gone through extensive maturity assessment for cybersecurity by an external auditor which was conducted against the NIST cybersecurity framework ( CSF ) 2.0 And CMMC level 2.0  which was introduced to management and resulted in a multi-year strategic plan for continues improvement in the various field of security.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, threat modeling, penetration and vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties, including consultants and external SOC & MDR experts in monitoring 24/7 for security events and handling them in accordance with the Company's policies and procedures, providing cyber intelligence and threat hunting on the Company’s assets and also performing assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee regularly, including during management’s annual update to the Audit Committee and the Board, and the Company updates and adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Management’s Role in Managing Risk

The Vice President of IT and Digital, along with the CISO, have developed a strategy and multi-year plan for cybersecurity and regularly update it based on evolving technology trends. The Audit Committee reviews the Company’s cybersecurity policies, standards, processes and practices, including cybersecurity controls, annually (and if and when a significant event occurs as defined by its Incident Management policy). The Audit Committee updates the Board at least annually and upon request of the Board as detailed under the Corporate Governance and Oversight Section.

Our Vice President of IT and Digital, holds a Bachelor of Science in Computer Science and brings a wealth of experience from managing IT organizations in large, publicly traded companies, in addition to a distinguished background of service in the Israeli army, where she was responsible for managing classified information. Our CISO has an impressive 20-plus years in the field of cybersecurity and information technology, underpinned by a Bachelor's degree specializing in Information Management. Our CISO's extensive experience includes a period of over 10 years during which he was employed by the various large organizations in Israel, where he managed critical information systems and teams, a role that demands the highest levels of diligence and expertise in information security.

Through third-party service providers and attendance at seminars, the Vice President of IT and Digital and CISO are regularly informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition enhances our processes to identify, prevent, mitigate and remediate cybersecurity threats and cybersecurity incidents.

Together, our Vice President of IT and Digital and CISO lead a dynamic, cross-functional team that includes relevant stakeholders from all Company divisions. This team plays a pivotal role in raising cybersecurity awareness throughout the Company. They are committed to keeping our Company's management and Board regularly informed on cybersecurity matters, contributing to transparency and proactive management of digital risks. Additionally, they actively collaborate with division managers, participating in divisional management meetings to identify and protect sensitive information. Their involvement at this level is aimed at integrating cybersecurity into every aspect of our operations, aligning with our broader strategic objectives.

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and, to the best of our knowledge, are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

Corporate Governance and Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of directors who have diverse qualifications and experience.

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

Item 2. PROPERTIES

As of December 31, 2025, our major facilities consisted of:

Approx. Available
Space (square feet)	United States	Other Countries	Total
Owned facilities	169,000	498,000	667,000
Leased facilities	142,000	287,000	429,000
Total facilities	311,000	785,000	1,096,000

Our leased facility in Modi'in Israel represents approximately 33% of the total leased square footage in Other Countries.

Our corporate headquarters are located at 851 Duportail Road, 2nd Floor, Chesterbrook, PA 19087.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol VPG. The Board of Directors may only declare dividends or other distributions with respect to the common stock or the Class B convertible common stock if it grants such dividends or distributions in the same amount, per share, with respect to the other class of stock. Stock dividends or distributions, on any class of stock, are payable only in shares of stock of that class. Shares of either common stock or Class B convertible common stock cannot be split, divided, or combined unless the other is also split, divided, or combined equally. Holders of record of our common stock totaled approximately 676 at February 26, 2026.

We have two classes of common stock: common stock and Class B convertible common stock. The holders of common stock are entitled to one vote for each share held, while the holders of Class B convertible common stock are entitled to 10 votes for each share held. At February 26, 2026, we had outstanding 1,022,887 shares of Class B convertible common stock, par value $0.10 per share. Currently, the holders of VPG’s Class B convertible common stock hold approximately 45.5% of the voting power of our Company. Mrs. Ruta Zandman, the widow of the late founder of our technology, Dr. Felix Zandman, controls the voting of, solely or on a shared basis with Marc Zandman (Dr. Felix Zandman's son) and Ziv Shoshani (Mrs. Ruta Zandman's nephew, our Chief Executive Officer and a member of our Board of Directors), approximately 76.9% of our Class B convertible common stock, representing 35.0% of the total voting power of our capital stock as of December 31, 2025.

Stock Performance Graph

The graph and table below compare the cumulative total stockholder return on the Company’s common stock over a five year period, with the returns on the Russell 2000 Stock Index, and a peer group of companies selected by our management. The peer group is made up of eight publicly held manufacturers of sensors, sensor-based equipment, and sensor-based systems. Management believes that the product offerings of the peer group companies are more similar to our product offerings than those of the companies contained in any published industry index. The return of each new peer issuer has been weighted according to the respective issuer’s stock market capitalization. The graph and table assume that $100 had been invested at December 31, 2020, and that all dividends were reinvested. The graph and table are not necessarily indicative of future investment performance.

		12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Vishay Precision Group, Inc.	Cumulative $	100.00	117.92	122.76	108.20	74.53	122.24
Russell 2000 Index	Cumulative $	100.00	114.82	91.35	106.82	119.14	134.40
Peer Group	Cumulative $	100.00	112.20	89.34	110.83	98.45	144.63

* The management selected peer group includes: CTS Corp., Luna Innovations Inc., inTEST Corporation, Kyowa, Spectris plc, TT Electronics plc, FARO Technologies Inc., ESCO Technologies Inc.

* Faro Technologies Inc.’s common stock was delisted from Nasdaq on July 21, 2025 following its acquisition by AMETEK Inc., and Spectris plc shares were delisted on December 5, 2025 from the London Stock Exchange following its acquisition by KKR. We have included them in the graph up to their respective last trading day.

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

As of February 27, 2026 (the date of this filing), following the recent war in Isarel, our operations in Israel have operated at normal levels, as well as the possibility of further spread of the conflict to other countries in the region as well as involving other political and military entities in the Middle East, poses risks to our operations and may lead to disruptions which could adversely affect our business, prospects, financial condition and results of operations.

The impact of recent changes in tariffs have had an impact on VPG as we have manufacturing operations in India, China, Japan, Europe, Canada, Israel, and the United States, as well as in other countries. Beginning in the second quarter of 2025, new tariffs were announced on imports into the U.S. In response several countries have imposed reciprocal tariffs on import from the U.S. and other retaliatory measures. The tariffs have been set at various rates, with exemptions applicable to certain categories of imports and exports. VPG continues to actively monitor and evaluate the ongoing situation, focusing on quickly responding to cost and price adjustments.

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

Net revenues for the year ended December 31, 2025 were $307.2  million compared to net revenues of $306.5 million for the year ended December 31, 2024. Net earnings attributable to VPG stockholders for the year ended December 31, 2025 were $5.3 million, or $ 0.40 per diluted share, compared to $9.9 million, or $ 0.74 per diluted share, for the year ended December 31, 2024.

The results of operations for the years ended December 31, 2025 and 2024 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period. The adjustments to the applicable GAAP measures relate to occurrences or events that are outside of our core operations, and management believes that the use of these non-GAAP measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods. In addition, the Company has historically provided these or similar non-GAAP measures and understands that some investors and financial analysts find this information helpful in analyzing the Company’s performance and in comparing the Company’s financial performance to that of its peer companies and competitors. Management believes that the Company’s non-GAAP measures are regarded as supplemental to its GAAP financial results.

The items affecting comparability are (dollars in thousands, except per share amounts):

					Net Earnings Attributable to
	Gross Profit		Operating Income		VPG Stockholders		Diluted Earnings Per share
Fiscal Year Ended December 31,	2025	2024	2025	2024	2025	2024	2025	2024
As reported - GAAP	119,430	125,532	13,847	16,864	$5,293	$9,911	$0.40	$0.74
As reported - GAAP Margins	38.9%	41.0%	4.5%	5.5%	—	—	—	—
Start-up costs (a)	757	—	757	—	757	—	0.06	—
Acquisition purchase accounting adjustments (b)	221	79	221	79	221	79	0.02	0.01
Acquisition costs (c)	—	—	—	101	—	101	—	0.01
Restructuring costs	—	—	1,490	1,062	1,490	1,062	0.11	0.08
Severance cost	—	—	443	347	443	347	0.03	—
Foreign exchange loss/(gain) (d)	—	—	—	—	4,214	(1,879)	0.32	(0.14)
Less: Gain on asset held for sale (e)	—	—	5,544	—	5,544	—	0.42	—
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	353	(3,079)	0.03	(0.24)
As Adjusted - Non GAAP	$120,408	$125,611	$11,214	$18,453	$6,521	$12,700	$0.49	$0.95
As Adjusted - Non GAAP Margins	39.2%	41.0%	3.7%	6.0%

	Year ended
	December 31, 2025	December 31, 2024
Net earnings attributable to VPG stockholders	$5,293	$9,911
Interest Expense	1,937	2,512
Income tax expense	3,455	7,730
Depreciation	11,991	12,022
Amortization	3,930	3,783
Restructuring costs	1,490	1,062
Severance cost	443	347
Start-up costs (a)	757	—
Acquisition purchase accounting adjustments (b)	221	79
Acquisition costs (c)	—	101
Foreign exchange loss (gain)(d)	4,214	(1,879)
Gain on asset held for sale (e)	(5,544)	—
ADJUSTED EBITDA	$28,187	$35,668
ADJUSTED EBITDA MARGIN	9.2%	11.6%

(a) Start-up cost 2025

(b) Acquisition purchase accounting adjustments include fair market value adjustments associated with inventory recorded as a component of costs of products sold

(c) Acquisition costs associated with the acquisition of Nokra in September 2024

(d) Impact of foreign currency exchange rates on assets and liabilities.

(e) Gain on Sale of Manufacturing Facility in Kent, Washington.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows net revenues, gross profit margin, the end-of-period backlog, the book-to-bill ratio, and the inventory turnover for our business as a whole during the five quarters beginning with the fourth quarter of 2024 and through the fourth quarter of 2025 (dollars in thousands):

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2024	2025	2025	2025	2025
Net revenues	$72,653	$71,741	$75,161	$79,728	$80,573

Gross profit margin	38.2%	37.7%	40.7%	40.3%	36.8%

End-of-period backlog	$96,189	$100,300	$108,201	$107,624	$108,236

Book-to-bill ratio	1.00	1.04	1.06	1.00	1.01

Inventory turnover	2.06	2.12	2.09	2.20	2.38

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2024	2025	2025	2025	2025
Sensors
Net revenues	$25,755	$27,055	$26,563	$31,624	$30,402
Gross profit margin	32.0%	30.1%	32.0%	33.6%	28.5%
End-of-period backlog	$39,605	$42,049	$46,661	$48,503	$52,680
Book-to-bill ratio	1.04	1.06	1.12	1.07	1.15
Inventory turnover	2.15	2.38	2.27	2.66	2.86
Weighing Solutions
Net revenues	$25,739	$26,439	$29,428	$27,538	$27,739
Gross profit margin	34.1%	36.8%	39.6%	40.3%	33.0%
End-of-period backlog	$28,003	$28,241	$26,734	$23,639	$24,163
Book-to-bill ratio	1.12	0.99	0.92	0.89	1.02
Inventory turnover	2.35	2.50	2.62	2.25	2.44
Measurement Systems
Net revenues	$21,160	$18,247	$19,170	$20,566	$22,431
Gross profit margin	50.9%	50.3%	54.6%	50.5%	52.8%
End-of-period backlog	$28,581	$30,010	$34,805	$35,482	$31,392
Book-to-bill ratio	0.78	1.07	1.20	1.04	0.81
Inventory turnover	1.62	1.41	1.33	1.58	1.72

Fourth-Quarter Year-Over-Year Analysis:

Net revenues of $80.6 million for the fourth quarter of 2025 increased 1.1% from the net revenues of $79.7  reported in the third quarter of 2025 and increased 10.9% from $72.7 for the comparable prior year period.

Net revenues in the Sensors segment of $30.4 million in the fourth quarter of 2025 increased 18.0% from $25.8 million in the fourth quarter of 2024. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors and strain gages in the Test and Measurement and in our Other markets.  The Sensors segment gross profit margin of 28.5% declined from 32.0% primarily due to unfavorable foreign exchange rates, unfavorable product mix, and discrete inventory adjustments, partially offset by higher volume.

Net revenues in the Weighing Solutions segment of $27.7 million in the fourth quarter of 2025 increased 7.8% compared to $25.7 million in the fourth quarter of 2024 mainly due to higher revenues in the transportation markets mainly from OEM customers. The Weighing Solutions segment gross profit margin of 33.0% declined from 34.1% a year ago, primarily due to higher discrete manufacturing fixed costs, partially offset by favorable product mix.

Net revenues in the Measurement Systems segment of $22.4 million in the fourth quarter of 2025 increased 6.0% from $21.2 million in the fourth quarter of 2024.  The year-over-year increase was primarily attributable to higher revenue in the Steel and AMS markets, which offset lower sales in the Transportation market.  The higher year-over-year Measurement Systems segment gross profit margin reflected higher volume partially offset by discrete inventory adjustments.

Fourth-Quarter Sequential Analysis:

Net revenues in the Sensors segment of $30.4 million in the fourth quarter of 2025 decreased 3.9% from $31.6 million in the third quarter of 2025. The sequential decrease primarily reflected lower sales of precision resistors in the AMS market and lower sales of strain gages in the General Industrial market, which offset higher sales of precision resistors in the Test and Measurement markets. The Sensors segment adjusted gross profit margin of 28.5% in the fourth quarter of 2025 declined from the third quarter of 2025 reflecting lower volume, unfavorable product mix and unfavorable foreign exchange rates.

Net revenues in the Weighing Solutions segment of $27.7 million in the fourth quarter of 2025 increased 0.7% compared to revenues of $27.5 million in the third quarter of 2025. The sequential increase in revenues reflected higher revenue in our Industrial Weighing market, which partially offset lower revenue in the Transportation market. The Weighing Solutions segment gross profit margin for the fourth quarter of 2025 of 33.0% decreased from 40.3% in the third quarter of 2025, primarily reflected discrete manufacturing items, reduction of inventory, and higher logistics costs.

Net revenues in the Measurement Systems segment of $22.4 million in the fourth quarter of 2025 increased 9.1% from $20.6 million in the third quarter of 2025. The sequential increase in revenue was primarily due to higher sales in the Steel and AMS markets. The Measurement Systems segment gross profit margin of 52.8% increased from 50.5% in the third quarter of 2025 due to higher volume, partially offset by discrete inventory adjustments.

Growth-Focused Strategy

Each of VPG's business segments maintains and deploys distinct go-to-market strategies, technical expertise, capital requirements, and acquisition opportunities. In the fourth quarter of 2025, we refined our business strategy to support the next phase on our path to achieve accelerated growth. This strategic shift follows significant investments over the past several years to streamline and improve our operational and functional efficiencies and capabilities, positioning us to pursue fast growing, higher-volume opportunities driven by macro technological and industrial trends.

As part of this change in strategy, on November 4, 2025, we announced the expansion of our senior management team with two newly created executive positions: Chief Business and Product Officer and Chief Operating Officer, both reporting to the Chief Executive Officer. We believe these roles, along with related organizational changes, will enable us to accelerate growth by leveraging sales and operational capabilities across our business units through increased standardization of business processes, systems, and oversight. We believe that these changes, combined with a company culture which emphasizes business execution, accountability and operational excellence, will lead to the development of higher added value products, faster time to market, and improved customer service, which in turn will contribute to growth in revenue and profits.

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

Research and Development

Research and development will continue to play a key role in our efforts to introduce innovative products to generate new sales and to improve profitability. We expect to continue to expand our position as a leading supplier of precision foil technology products. We believe our R&D efforts should provide us with a variety of opportunities to leverage technology, products, and our manufacturing base in order to ultimately improve our financial performance. The amount charged to expense for research and development was $20.8 million, $20.0  million, and $20.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company recorded restructuring costs of $1.5  million, $1.1  million, and $1.6 million during the years ended December 31, 2025, 2024 and 2023, respectively, which were comprised primarily of employee termination costs, including severance and statutory retirement allowances.

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

Effects of Foreign Exchange Rate on Operations

For the year ended December 31, 2025, foreign exchange rate impacts increased net revenues by $2.8 million and increase costs of products sold and selling, general, and administrative expenses by $7.4 million. For the year ended December 31, 2024, foreign exchange rate impacts decreased net revenues by $0.9 million and increased costs of products sold and selling, general, and administrative expenses by $1.1 million.

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

The Company has four reporting units to which goodwill was allocated: steel, on-board weighing, DSI, and DTS. In 2025 the Company performed a quantitative impairment test for all its reporting units. In estimating the fair value of our reporting units the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying value of goodwill exceeds the reporting unit fair value.

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

Our defined benefit plans are concentrated in the United States, Japan and the United Kingdom. Plans in these countries comprise approximately 86% of our retirement obligations at December 31, 2025. We utilize published long-term high-quality bond indices to determine the discount rate at the measurement date. We utilize bond yields at various maturity dates to reflect the timing of expected future benefit payments. We believe the discount rates selected are the rates at which these obligations could effectively be settled.

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

We consider the earnings of most of our non-U.S. subsidiaries to be indefinitely invested outside the United States based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our plans for reinvestment of foreign subsidiary earnings. As of December 31, 2025, the Company had provided for a deferred tax liability of $2.1 million of withholding tax associated with $21 million of unremitted, non-permanently reinvested earnings. Additional withholding taxes of approximately $32.5 million are estimated to be payable upon the distribution of the remaining unremitted earnings at December 31, 2025. If we decide to distribute any portion of the balance of our unremitted earnings to the United States from a foreign country, we would adjust our income tax provision in the period we determine that the earnings are no longer indefinitely invested outside the United States.

Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Results of Operations – Years Ended December 31, 2025 and 2024

Refer to Item 7, "Results of Operations - Years Ended December 2024 and 2023 in our Annual Report on Form 10-K for the year ended December 31, 2024 for a comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Years ended December 31,
	2025	2024
Costs of products sold	61.1%	59.0%
Gross profit	38.9%	41.0%
Selling, general, and administrative expenses	35.7%	35.1%
Operating income	4.5%	5.5%
Income before taxes	2.9%	5.7%
Net earnings	1.7%	3.2%
Net earnings attributable to VPG stockholders	1.7%	3.2%

Effective tax rate	39.3%	44.0%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024
Net revenues	$307,202	$306,522
Change versus prior year	$680
Percentage change versus prior year	0.2%

Changes in net revenues were attributable to the following:

2025 vs. 2024
Change attributable to:
Change in volume	(1.6)%
Change in average selling prices	1.0%
Foreign currency effects	0.8%
Net change	0.2%

During the year ended December 31, 2025, net revenues increased 0.2% over the prior year due to higher volume in the Sensors and Weighing solution reporting segments and partially offset by lower volume in the Measurement Systems reporting segment.

Gross Profit Margin

Gross profit as a percentage of net revenues was as follows:

	Years ended December 31,
	2025	2024
Gross profit margin	38.9%	41.0%

The gross profit margin for the year ended December 31, 2025 decreased 2.1% over the prior year. The decrease in gross profit margin was primarily due to decreased gross profit margins in the Sensors and Measurement Systems segments, which was partially offset by increased gross profit margin in the Weighing Solutions.

Segments

Analysis of revenues and gross profit margins for our reportable segments is provided below.

Sensors

Net revenues of the Sensors segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024
Net revenues	$115,645	$112,238
Change versus prior year	$3,407
Percentage change versus prior year	3.0%

Changes in Sensors segment net revenues were attributable to the following:

2025 vs. 2024
Change attributable to:
Change in volume	2.2%
Change in average selling prices	(0.0)%
Foreign currency effects	0.8%
Net change	3.0%

For the year ended December 31, 2025, net revenues increased 3.0% as compared to the prior year, the increase in revenues was primarily attributable to higher sales of precision resistors and advanced sensors in the Test and Measurement markets and in our AMS markets partially offset by lower sales to other markets.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Years ended December 31,
	2025	2024
Gross profit margin	31.1%	34.5%

For the year ended December 31, 2025, the gross profit margin decreased 3.4% as compared to the prior year primarily due to unfavorable foreign exchange rates and discrete inventory adjustments, partially offset by higher volume.

Weighing Solutions

Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024
Net revenues	$111,143	$107,205
Change versus prior year	$3,938
Percentage change versus prior year	3.7%

Changes in Weighing Solutions segment net revenues were attributable to the following:

2025 vs. 2024
Change attributable to:
Change in volume	(0.0)%
Change in average selling prices	2.0%
Foreign currency effects	1.7%
Net change	3.7%

For the year ended December 31, 2025, net revenues increased 3.7% from the prior year. The year-over-year increase in revenues was mainly attributable to higher sales in the Transportation market partially offset by lower sales in the Industrial Weighing market.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Years ended December 31,
	2025	2024
Gross profit margin	37.5%	36.6%

For the year ended December 31, 2025, the gross profit margin increased 0.9% as compared to the prior year, due to favorable product mix, partially offset by higher one-time manufacturing fixed costs.

Measurement Systems

Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024
Net revenues	$80,414	$87,079
Change versus prior year	$(6,665)
Percentage change versus prior year	(7.7)%

Changes in the Measurement Systems segment net revenues were attributable to the following:

2025 vs. 2024
Change attributable to:
Change in volume	(8.6)%
Change in average selling prices	1.2%
Foreign currency effects	(0.3)%
Net change	(7.7)%

For the year ended December 31, 2025, net revenues decreased 7.7% as compared to the prior year, the decrease was primarily attributable to decreased revenue in the Steel and AMS markets, partially offset by higher revenues in the Transportation market.

Gross profit as a percentage of net revenues for the Measurement Systems segment was as follows:

	Years ended December 31,
	2025	2024
Gross profit margin	52.1%	54.6%

For the year ended December 31, 2025, the gross profit margin decreased 2.5% from the prior year mostly due to lower volume and discrete inventory adjustments.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses were as follows (dollars in thousands):

	Years ended December 31,
	2025	2024
Total SG&A expenses	$109,637	$107,505
as a percentage of net revenues	35.7%	35.1%

SG&A expenses for the year ended December 31, 2025 increased $2.1 million as compared to the prior year mainly due to unfavorable foreign exchange rates, wage increases partially offset by lower sales commissions, headcount and travels costs

Impairment of Goodwill and Indefinite-lived Intangible Assets

For the years ended December 31, 2025 and December 31, 2024, no impairment of goodwill and indefinite-lived intangible assets was recorded.

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

The Company recorded restructuring costs of $1.5 million and $1.1 million during the years ended December 31, 2025 and 2024, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.

Acquisition Costs

For the year ended December 31, 2025, there were no acquisition costs recorded in our consolidated statements of operations. We recorded acquisition costs in our consolidated statements of operations of $0.1 million in connection with the acquisition of Nokra for the year ended December 31, 2024.

Other Income (Expense)

Interest Expense

The Company recorded interest expense of $1.9 million, and $2.5 million for the years ended December 31, 2025 and 2024, respectively. Interest expense was lower in 2025 compared to 2024 mainly due to lower borrowing rates during 2025.and the repayment of $11 million on the Company's credit facility in July 2025.

Other

The following table analyzes the components of the line “Other” on the consolidated statements of operations (in thousands):

	Years ended December 31,
	2025	2024	Change
Foreign currency exchange gain/(loss)	$(4,214)	$1,878	$(6,092)
Interest income	1,700	1,673	27
Pension expense	(141)	(55)	(86)
Other	(459)	(284)	(175)
	$(3,114)	$3,212	$(6,326)

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The change in foreign currency exchange gains / (losses) for the year ended December 31, 2025, as compared to the prior year period, is primarily due to fluctuations in the Israeli shekel, Japanese Yen and the Canadian dollar.

Income Taxes

Our effective tax rate for the year ended December 31, 2025 was 39.3%, as compared to 44.0% for the year ended December 31, 2024. Our effective tax rate was lower in 2025 compared to 2024 primarily due to lower change in valuation allowances and changes in our geographical mix of income.

We reassessed our ability to realize our U.S. deferred tax assets during 2025 and have concluded that realization of those deferred tax assets is still not "more likely than not". Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions as compared to the U.S. federal statutory tax rate, and the relative amount of income earned in each jurisdiction. The tax rate is also impacted by discrete items that vary from year to year and may not be indicative of the tax rate on continuing operations. The following items had the most significant impact on the difference between the statutory U.S. federal income tax rate and our effective tax rate:

2025

•	17.2% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates
•	3.0% increase related to Other nontaxable or nondeductible items
•	5.5% decrease related to changes in valuation allowances
•	3.1% decrease related to specialty tax credits, such as research credits

2024

•	15.3% increase related to the effects of foreign operations primarily related to the difference between the U.S. statutory rate and foreign tax rates
•	7.6% increase related to changes in valuation allowances
•	1.0% increase related to statutory tax rate changes
•	2.9% decrease related to specialty tax credits, such as research credits

Additional information about income taxes is included in Note 6 to our consolidated financial statements.

Financial Condition, Liquidity, and Capital Resources

Refer to Item 7. “Financial Condition, Liquidity, and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

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

Our business has historically generated significant cash flow. Our cash provided by operating activities for the year ended December 31, 2025 was $14.4 million as compared to $19.8 million for the year ended December 31, 2024. Our net cash provided by investing activities for the year ended December 31, 2025 was $2.9 million, compared to $12.9 million used for the year ended December 31, 2024. Our net cash used in financing activities for the year ended December 31, 2025 was $11.4 million, as compared to $9.4 million for the year ended December 31, 2024 which included a partial repayment of our revolving debt in the amount of $11.0 million.

Approximately 91% and 94% of our cash and cash equivalents balance at December 31, 2025 and 2024, respectively, was held by our non-U.S. subsidiaries. See the following table for the percentage of cash and cash equivalents, by region of subsidiary, at December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Asia	22%	21%
United States	9%	6%
Israel	31%	56%
Europe	30%	14%
Canada	8%	3%
Total	100%	100%

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

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2025, to be indefinitely reinvested.

For the year ended December 31, 2025, we generated adjusted free cash flow of $17.3 million. We define “adjusted free cash flow,” a measure which management uses to evaluate our ability to fund acquisitions, as the amount of cash provided by operating activities ($14.4  million) in excess of our capital expenditures ($8.0 million) and net of proceeds from the sale of assets ($10.9 million).

The following table summarizes the components of net cash at December 31, 2025 and at December 31, 2024 (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$87,366	$79,272

Third-party debt, including current and long-term
Revolving debt	32,000	32,000
Repayment of credit facility	(11,000)	—
Deferred financing costs	(417)	(559)
Total third-party debt	20,583	31,441
Net cash	$66,783	$47,831

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

Our financial condition as of December 31, 2025 is strong, with a current ratio (current assets to current liabilities) of 4.5 to 1.0, as compared to a current ratio of 4.5 to 1.0 at December 31, 2024.

Cash paid for property and equipment for the year ended December 31, 2025 and December 31, 2024 was $8.0 million and $9.2  million, respectively. Capital spending for 2025 was comprised of building projects related to capacity expansion in Israel and Asia, and other projects related to the normal maintenance of business. Capital expenditures for 2026 are expected to be approximately $15.6 million.

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements.

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

Forward-Looking Statements

From time to time, information provided by us, including, but not limited to, statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or other statements made by or on our behalf, may contain or constitute "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties, and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from those anticipated.

Such statements are based on current expectations only, and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated, or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions; significant developments from the recent and potential changes in tariffs and trade regulation; impact of inflation; potential issues respecting the United States federal government debt ceiling; global labor and supply chain challenges; difficulties or delays in identifying, negotiating and completing acquisitions and integrating acquired companies; the inability to realize anticipated synergies and expansion possibilities; difficulties in new product development; changes in competition and technology in the markets that we serve and the mix of our products required to address these changes; changes in foreign currency exchange rates; political, economic, and health (including pandemics) instabilities; instability or disruption caused by military hostilities in the regions or countries in which we operate (including Israel); difficulties in implementing our cost reduction strategies, such as underutilization of production facilities, labor unrest or legal challenges to our lay-off or termination plans, operation of redundant facilities due to difficulties in transferring production to achieve efficiencies; compliance issues under applicable laws, such as export control laws, including the outcome of our voluntary self-disclosure of export control non-compliance; our ability to execute our new corporate strategy and business continuity, operational and budget plans; and other factors affecting our operations, markets, products, services, and prices that are set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates otherwise indicated in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We entered into a fourth amended and restated revolving credit facility on August 15, 2024. Interest payable on the facility is based upon a floating rate plus a specified margin, as described in Item 7. “Financial Condition, Liquidity, and Capital Resources” in this Annual Report on Form 10-K. At December 31, 2025, we had $21.0 million of borrowings outstanding under the revolving credit facility.

At December 31, 2025, we had $87.4 million of cash and cash equivalents, which accrue interest at various variable rates.

Based on the debt and cash positions at December 31, 2025 and 2024, we would expect a 50 basis point increase or decrease in interest rates to increase or decrease our annualized net earnings by $0.2 million and $0.2 million in 2025 and 2024, respectively.

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

We have performed a sensitivity analysis as of December 31, 2025 and 2024, respectively, using a model that measures the change in the values arising from a hypothetical 10% adverse movement in foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The foreign currency exchange rates we used were based on market rates in effect at December 31, 2025 and 2024, respectively. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would impact our net earnings by approximately $2.9 million and $4.1 million for the years ended December 31, 2025 and December 31, 2024, respectively, although individual line items in our consolidated statements of operations could be materially affected. For example, a 10% weakening in all foreign currencies would increase the U.S. dollar equivalent of operating income generated in foreign currencies, which would be offset by foreign exchange losses of our foreign subsidiaries that have significant transactions in U.S. dollars or have the U.S. dollar as their functional currency.

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

We estimate that a 10% increase or decrease in the costs of raw materials subject to commodity price risk would decrease or increase our net earnings by $1.1 million and $1.0 million for the years ended December 31, 2025 and December 31, 2024, respectively, assuming that such changes in our costs have no impact on the selling prices of our products, and that we have no pending commitments to purchase metals at fixed prices.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vishay Precision Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A Firm in the Deloitte Global Network

Tel Aviv, Israel

February 27, 2026

Item 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required under this Item with respect to our Executive Officers is contained under the heading “Information about our Executive Officers” in Item 1 hereof. Other information required under this Item will be contained under the heading “Nominees for Election as Directors” in our definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

Information required under this Item will be contained in our definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be contained in our definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item will be contained in our definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be contained in our definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2025, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as part of Form 10-K

i)	Financial Statements

The Consolidated Financial Statements for the year ended December 31, 2025 are filed herewith. See index to the Consolidated Financial Statements on page F-1 of this report.

ii)	Financial Statement Schedules

All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

iii)	Exhibits

Exhibit No.	Description
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

10.15†	Form of Stock Option Award Agreement (previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010 and incorporated herein by reference).
10.16†

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

10.23†

Vishay Precision Group, Inc. 2022 Stock Incentive Plan, effective May 26, 2022 (previously filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 14, 2022 and incorporated herein by reference).

10.24†

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

10.27†

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

10.29†

Amendment to Employment Agreement, dated August 7, 2017, by and among Vishay Advanced Technologies, Ltd. and Ziv Shoshani (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017 and incorporated herein by reference).

10.30†

Vishay Precision Group, Inc. 2017 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018 and incorporated herein by reference).

10.31†

Amendment to Employment Agreement,dated March 10, 2019, by and among Vishay Advanced Technologies Ltd. and Ziv Shoshani (previously filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 14, 2019 and incorporated herein by reference).

10.32†

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

10.37†

Form of Restricted Stock Unit Agreement (Time-based Vesting) under the Vishay Precision Group, Inc. 2022 Stock Incentive Plan (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 26, 2022).

10.38†

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

10.40†

Vishay Precision Group, Inc. 2024 Non-Employee Director Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2024 and incorporated herein by reference).

10.41†

Fourth Amended and Restated Credit Agreement, dated August 15, 2024, by and among Vishay Precision Group, Inc., the lenders party thereto, Wells Fargo Bank, National Association, JPMorgan Chase Bank, National Association and HSBC Bank (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 21, 2024 and incorporated herein by reference).

19.1	Vishay Precision Group, Inc. Insider Trading Policy (previously filed as exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2025).
21.1	List of Subsidiaries.
23.1	Consent of Brightman Almagor Zohar & Co, a Firm in the Deloitte Global Network, relating to the Registrant’s financial statements.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Chief Financial Officer.
97.1	Vishay Precision Group, Inc. Dodd Frank Clawback Policy (previously filed as exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2025).
101	Interactive Data File (Annual Report on Form 10-K, for the year ended December 31, 2025, furnished in XBRL (eXtensible Business Reporting Language)).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

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

VISHAY PRECISION GROUP, INC.
	By:	/s/ Ziv Shoshani
Ziv Shoshani
Date: February 27, 2026		President and Chief Executive Officer

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

Signature	Title	Date
/s/ Ziv Shoshani	President and Chief Executive Officer and Director	February 27, 2026
Ziv Shoshani	(Principal Executive Officer)

/s/ William M. Clancy	Executive Vice President & Chief Financial Officer	February 27, 2026
William M. Clancy	(Principal Financial and Accounting Officer)

/s/ Saul V. Reibstein	Director	February 27, 2026
Saul V. Reibstein

/s/ Timothy V. Talbert	Director	February 27, 2026
Timothy V. Talbert

/s/ Kobi Altman	Director	February 27, 2026
Kobi Altman

/s/ Sejal Shah Gulati	Director	February 27, 2026
Sejal Shah Gulati

/s/ Erez Lorber	Director	February 27, 2026
Erez Lorber

/s/ Nava Swersky Sofer	Director	February 27, 2026
Nava Swersky Sofer

Vishay Precision Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vishay Precision Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vishay Precision Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of  December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Critical Audit Matter

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

Goodwill – DSI Reporting Unit — Refer to Notes 1 and 4 to the Financial Statements

Critical Audit Matter Description

The Company's quantitative goodwill impairment test involves the comparison of the fair value of each reporting unit to its carrying value.

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

The carrying value of goodwill as of December 31, 2025, for the DSI reporting unit is $16.9 million. The fair value of the DSI reporting unit exceeds the carrying value, therefore, no impairment was recognized.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates used by management to estimate the fair value of the DSI reporting unit included the following, among others:

●

We tested the effectiveness of controls over management’s impairment evaluation, including those over the determination of the fair value of the DSI reporting unit, such as controls related to management’s forecasts of future revenues, profitability, working capital requirements and selection of discount and long term growth rates.

●	We evaluated management’s ability to accurately forecast operating performance by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s forecasts of future revenues, profitability and working capital requirements by comparing the forecasts to:

●	Historical revenues, profitability and working capital requirements.
●	Internal communications to management and the Board of Directors.

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

February 27, 2026

We have served as the Company’s auditor since 2019.

VISHAY PRECISION GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$87,366	$79,272
Accounts receivable, net of allowances for credit losses of $523 and $510, respectively	56,348	51,200
Inventories:
Raw materials	32,760	33,013
Work in process	25,794	27,187
Finished goods	24,269	23,960
Inventories	82,823	84,160
Prepaid expenses and other current assets	20,425	17,088
Assets held for sale	—	5,229
Total current assets	246,962	236,949

Property and equipment:
Land	2,382	2,316
Buildings and improvements	78,737	68,125
Machinery and equipment	137,230	132,938
Software	11,692	10,351
Construction in progress	4,162	11,246
Accumulated depreciation	(158,123)	(145,475)
Property and equipment, net	76,080	79,501

Goodwill	47,367	46,819
Intangible assets, net	38,227	41,815
Operating lease right-of-use assets	22,892	24,316
Other assets	24,361	21,535
Total assets	$455,889	$450,935

Continues on the following page

VISHAY PRECISION GROUP, INC.

Consolidated Balance Sheets (continued)

(In thousands, except share amounts)

	December 31, 2025	December 31, 2024

Liabilities and equity
Current liabilities:
Trade accounts payable	$10,530	$9,890
Payroll and related expenses	19,569	18,546
Other accrued expenses	20,833	19,725
Income taxes	—	880
Current portion of operating lease liabilities	4,347	3,998
Total current liabilities	55,279	53,039

Long-term debt	20,583	31,441
Deferred income taxes	3,834	3,779
Operating lease liabilities	19,547	19,928
Other liabilities	14,200	14,193
Accrued pension and other postretirement costs	6,219	6,695
Total liabilities	119,662	129,075

Commitments and contingencies

Equity:
Preferred stock, par value $1.00 per share: authorized - 1,000,000 shares; none issued	—	—
Common stock, par value $0.10 per share: authorized - 25,000,000 shares; 12,256,197 shares outstanding as of December 31, 2025 and 12,215,668 shares outstanding as of December 31, 2024	1,340	1,336
Class B convertible common stock, par value $0.10 per share: authorized - 3,000,000 shares; 1,022,887 shares outstanding as of December 31, 2025 and December 31, 2024	103	103
Treasury stock, at cost - 1,137,995 shares held at December 31, 2025 and December 31, 2024	(25,335)	(25,335)
Capital in excess of par value	204,360	202,783
Retained earnings	197,270	191,977
Accumulated other comprehensive loss	(41,367)	(48,897)
Total Vishay Precision Group, Inc. stockholders' equity	336,371	321,967
Noncontrolling interests	(144)	(107)
Total equity	336,227	321,860
Total liabilities and equity	$455,889	$450,935

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years ended December 31,
	2025	2024	2023
Net revenues	$307,202	$306,522	$355,048
Costs of products sold	187,772	180,990	204,706
Gross profit	119,430	125,532	150,342

Selling, general, and administrative expenses	109,637	107,505	106,828
Acquisition costs	—	101	—
Gain on asset held for sale	(5,544)	—	—
Restructuring costs	1,490	1,062	1,560
Operating income	13,847	16,864	41,954

Other income (expense):
Interest expense	(1,937)	(2,512)	(3,974)
Other	(3,114)	3,212	456
Other income (expenses)	(5,051)	700	(3,518)

Income before taxes	8,796	17,564	38,436

Income tax expense	3,454	7,730	12,426

Net earnings	5,342	9,834	26,010
Less: net earnings (loss) attributable to noncontrolling interests	49	(77)	303
Net earnings attributable to VPG stockholders	$5,293	$9,911	$25,707

Basic earnings per share attributable to VPG stockholders	$0.40	$0.74	$1.89
Diluted earnings per share attributable to VPG stockholders	$0.40	$0.74	$1.88

Weighted average shares outstanding - basic	13,261	13,353	13,574
Weighted average shares outstanding - diluted	13,314	13,386	13,653

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years ended December 31,
	2025	2024	2023
Net earnings	$5,342	$9,834	$26,010

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,512	(9,653)	2,227
Pension and other postretirement actuarial items	18	(375)	(196)
Other comprehensive (loss) income , net of tax	7,530	(10,028)	2,031

Other comprehensive (loss) income	12,872	(194)	28,041

Less: comprehensive income (loss) attributable to noncontrolling interests	49	(77)	303

Comprehensive (loss) income attributable to VPG stockholders	$12,823	$(117)	$27,738

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Statements of Equity

(In thousands, except share amounts)

						Accumulated	Total
		Class B		Capital in		Other	VPG Inc.
	Common	Convertible	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Common Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2023	$1,325	$103	$(11,504)	$201,164	$156,359	$(40,900)	$306,547	$(25)	$306,522
Net earnings	—	—	—	—	25,707	—	25,707	303	26,010
Other comprehensive income	—	—	—	—	—	2,031	2,031	—	2,031
Share-based compensation expense	—	—	—	2,290	—	—	2,290	—	2,290
Restricted stock issuances (47,189 shares)	5	—	—	(782)	—	—	(777)	—	(777)
Purchase of treasury stock (188,413 shares)	—	—	(5,915)	—	—	—	(5,915)	—	(5,915)
Excise tax on net share repurchases	—	—	(41)	—	—	—	(41)	—	(41)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(195)	(195)
Balance at December 31, 2023	$1,330	$103	$(17,460)	$202,672	$182,066	$(38,869)	329,842	$83	$329,925
Net earnings	—	—	—	—	9,911	—	9,911	(77)	9,834
Other comprehensive loss	—	—	—	—	—	(10,028)	(10,028)	—	(10,028)
Share-based compensation expense	—	—	—	971	—	—	971	—	971
Restricted stock issuances (55,219 shares)	6	—	—	(860)	—	—	(854)	—	(854)
Purchase of treasury stock (244,702 shares)	—	—	(7,815)	—	—	—	(7,815)	—	(7,815)
Excise tax on net share repurchases	—	—	(60)	—	—	—	(60)	—	(60)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(113)	(113)
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	321,967	$(107)	$321,860
Net earnings	—	—	—	—	5,293	—	5,293	49	5,342
Other comprehensive loss	—	—	—	—	—	7,530	7,530	—	7,530
Share-based compensation expense	—	—	—	1,792	—	—	1,792	—	1,792
Restricted stock issuances (40,529 shares)	4	—	—	(215)	—	—	(211)	—	(211)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(86)	(86)
Balance at December 31, 2025	$1,340	$103	$(25,335)	$204,360	$197,270	$(41,367)	$336,371	$(144)	$336,227

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2025	2024	2023
Operating activities
Net earnings	$5,342	$9,834	$26,010
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,921	15,805	15,550
Loss (gain) on disposal of property and equipment	66	(148)	75
Gain on asset held for sale	(5,544)
Gain on sale of short term investment	—	—	(14)
Share-based compensation expense	1,792	971	2,290
Inventory write-offs for obsolescence	2,466	2,352	2,099
Deferred income taxes	(1,925)	69	(156)
Foreign currency impacts and other items	1,129	(3,249)	660

Accounts receivable	(3,141)	3,244	3,794
Inventories	972	2,139	(4,898)
Prepaid expenses and other current assets	(2,779)	(3,962)	4,172
Trade accounts payable	402	(416)	(2,658)
Other current liabilities	567	(5,634)	56
Other non current assets and liabilities, net	(816)	(760)	439
Accrued pension and other postretirement costs, net	(70)	(430)	(1,526)
Net cash provided by operating activities	14,382	19,815	45,893
Investing activities
Capital expenditures	(8,031)	(9,163)	(15,154)
Proceeds from sale of property and equipment	10,932	671	40
Purchase of short term investment	—	—	(1,000)
Proceeds from sale of short term investment	—	—	1,014
Purchase of business	—	(4,409)	—
Net cash provided by (used in) investing activities	2,901	(12,901)	(15,100)
Financing activities
Debt issuance costs	—	(570)	—
Payments on revolving facility	(11,000)	—	(29,000)
Purchase of treasury stock	—	(7,815)	(5,915)
Distributions to noncontrolling interests	(87)	(113)	(195)
Payment of excise tax on net share repurchases	(60)	(41)	—
Payments of employee taxes on certain share-based arrangements	(256)	(860)	(825)
Net cash used in by financing activities	(11,403)	(9,399)	(35,935)
Effect of exchange rate changes on cash and cash equivalents	2,214	(2,208)	545
Increase (decrease) in cash and cash equivalents	8,094	(4,693)	(4,597)
Cash and cash equivalents at beginning of year	79,272	83,965	88,562
Cash and cash equivalents at end of year	$87,366	$79,272	$83,965
Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	$872	$949	$2,317
Supplemental disclosure of financing transactions:
Excise tax on net share repurchases accrued but not yet paid	$—	$60	$41

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

Research and Development Expenses

Research and development costs are expensed as incurred. The amount charged to expense for research and development was $20.8 million, $20.0 million, and $20.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Research and Development expenses are classified under the SG&A expenses as disclosed within the consolidated statement of operations.

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

The Company records uncertain tax positions on the basis of a two-step process in which the Company first determines whether it is "more likely than not" that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid investments with original maturities of three months or less when purchased. Highly liquid investments with maturities greater than three months are classified as short-term investments. There were no investments classified as short-term investments at December 31, 2025 or 2024.

Allowance for Credit Losses

The Company maintains an allowance for credit losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance for credit losses, the Company considers historical loss data, customer specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses was $0.5  million and $0.5  million at December 31, 2025 and 2024, respectively. The credit loss was $0.2  million, $0.1  million, and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Property and Equipment

Property and equipment are carried at cost and is depreciated principally by the straight-line method based upon the estimated useful lives of the assets. Machinery and equipment are being depreciated over useful lives of seven to fifteen years. Buildings and building improvements are being depreciated over useful lives of twenty to forty years or the lease term. Software is being depreciated over useful lives of three to five years. Construction in progress is not depreciated until the assets are placed in service. Depreciation expense was $12.0 million, $12.0 million, and $11.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which included software depreciation expense of $0.6 million, $0.5 million, and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company's requires goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. As described in Note 4 to the consolidated financial statements, the 2025, 2024 and 2023 annual impairment tests resulted in no impairment.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company adopted the ASU on its consolidated financial statements and disclosures- see note 6.

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

In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Note 2 – Revenues

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Year to date December 31, 2025
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$49,030	$46,628	$48,617	$144,275
Europe	30,732	51,560	6,890	89,182
Israel	14,537	191	—	14,728
Asia	21,347	12,735	9,368	43,450
Canada	—	28	15,539	15,567
	$115,646	$111,142	$80,414	$307,202

	Year to date December 31, 2024
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$38,500	$44,599	$50,758	$133,857
Europe	31,827	49,900	5,676	87,403
Israel	19,156	376	—	19,532
Asia	22,755	12,207	9,283	44,245
Canada	—	123	21,362	21,485
	$112,238	$107,205	$87,079	$306,522

Note 2 – Revenues (continued)

	Year to date December 31, 2023
	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$49,998	$55,421	$55,703	$161,123
Europe	36,095	53,629	5,790	95,513
Israel	17,772	292	—	18,064
Asia	35,918	13,156	8,861	57,935
Canada	—	30	22,383	22,413
	$139,783	$122,528	$92,737	$355,048

The following table disaggregates net revenue by market sector (in thousands):

	Years Ended December 31,
	2025	2024	2023
Test & Measurement	$63,383	$57,314	$73,986
Avionics, Military & Space	27,267	28,066	38,270
Transportation	59,730	52,329	55,060
Other Markets	56,478	62,776	72,372
Industrial Weighing	36,071	37,591	43,898
General Industrial	20,385	19,341	19,917
Steel	43,888	49,105	51,545
	$307,202	$306,522	$355,048

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
	Unbilled Revenue	Accrued Customer Advances
December 31, 2024	$3,330	$8,272
December 31, 2025	$3,593	$7,059
Increase (Decrease)	$263	$(1,213)

The amount of revenue recognized during the year ended December 31, 2025 that was included in the contract liability balance at  December 31, 2024 was $6.0 million.

Note 3 – Assets held for sale

On July 10, 2025, as part of the Company’s ongoing strategy to focus on its core operations and optimize its asset base utilization, the Company completed the sale of its manufacturing facility located at Kent, Washington which was part of the Weighing Solutions Segment. The total sale proceeds amounted to $11.5 million, and the net proceeds, after deducting broker’s commission and real estate excise tax, were approximately $10.8 million. The carrying amount of the asset was previously classified as asset held for sale under current assets in the consolidated balance sheet as of December 31, 2024 after meeting the criteria outlined in ASC 360. No further depreciation was recorded once the asset was classified as held for sale. The net cash proceeds were used to repay a portion of the Company's credit facility, as further discussed in Note 7 – Long-Term Debt. Upon completion of the sale, the Company recognized a gain of approximately $5.5 million in July 2025, which is included in Operating income in the condensed consolidated statements of operations for the Twelve Months Ended December 31, 2025.

Note 4 – Goodwill and Other Intangible Assets

The Company has four reporting units to which goodwill was allocated: steel, on-board weighing, DSI, and DTS. In 2025 the Company performed a quantitative impairment test for all its reporting units. In estimating the fair value of our reporting units the Company used the income approach. The income approach to valuation requires management to make significant estimates and assumptions related to future revenues, profitability, working capital requirements and selection of discount rate and long term growth rate. Changes in these estimates and assumptions could have a significant impact on the fair value of the reporting units. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying value of goodwill exceeds the reporting unit fair value.

The Company's required goodwill and indefinite-lived asset annual impairment test is completed as of the first day of the fourth fiscal quarter each year. In 2025, 2024 and 2023, the results of the quantitative impairment test for all reporting units indicated that the fair value of the reporting units exceeded their carrying values, and therefore no impairment was recognized.

The change in the carrying value of goodwill by segment is as follows (in thousands):

	Total	Measurement Systems				Weighing Solutions
		Steel	Nokra	DSI	DTS	On-board Weighing
Balance at January 1, 2023	$45,544	$6,313	$—	$16,887	$16,033	$6,311
Foreign currency translation adjustment	190	175	—	15	—	—
Balance at January 1, 2024	45,734	6,488	—	16,902	16,033	6,311
Goodwill acquired	1,761	—	1,761	—	—	—
Foreign currency translation adjustment	(676)	(524)	(128)	(24)	—	—
Balance at December 31, 2024	46,819	5,964	1,633	16,878	16,033	6,311
Adjustment (1)	—	1,633	(1,633)	—	—	—
Foreign currency translation adjustment	548	502	—	46	—	—
Balance at December 31, 2025	$47,367	$8,099	$—	$16,924	$16,033	$6,311

(1) The goodwill resulting from the acquisition of Nokra in September 2024, was assigned to the Steel reporting unit.

Note 4 – Goodwill and Other Intangible Assets (continued)

Intangible assets were as follows (in thousands):

	December 31,
	2025	2024
Intangible assets subject to amortization
(Definite-lived):
Patents and acquired technology	$31,167	$31,890
Customer relationships	33,243	32,683
Trade names	3,400	3,236
Non-competition agreements	9,440	9,250
	77,250	77,059
Accumulated amortization:
Patents and acquired technology	(12,106)	(10,937)
Customer relationships	(21,754)	(19,453)
Trade names	(3,400)	(3,235)
Non-competition agreements	(9,408)	(9,218)
	(46,668)	(42,843)
Net intangible assets subject to amortization	$30,582	$34,216

Intangible assets not subject to amortization
(Indefinite-lived):
Trade names	7,645	7,599
	$38,227	$41,815

Certain intangible assets are subject to foreign currency translation.

Amortization expense was $3.9  million, $3.8 million, and $3.8  million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

2026	$3,748
2027	3,748
2028	3,713
2029	3,172
2030	3,128

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

The Company recorded restructuring costs of $1.5 million, $1.1 million, and $1.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. The restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.

Note 5 – Restructuring Costs (continued)

The following table summarizes the activity to date related to these programs in the accrued restructuring liability, which is comprised of the activity associated primarily with the employee termination costs. The accrued restructuring liability balance as of December 31, 2025 and 2024, respectively, is included in other accrued expenses in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$235	$249
Restructuring charges	1,490	1,062
Cash payments	(1,050)	(949)
Foreign currency translation	(109)	(127)
Balance at end of year	$566	$235

Note 6 – Income Taxes

The Company is subject to U.S. federal tax at the rate of 21%.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law making significant changes to U.S. income tax law.

On  July 4, 2025, the OBBBA was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA restores expensing of domestic research expenditures for years beginning after  December 31, 2024. Additionally, the OBBBA restores the EBITDA-based interest expense limitation and includes changes related to the U.S. taxation of the income of our foreign subsidiaries and certain foreign derived income, and the base erosion and anti-abuse tax, and provides for accelerated depreciation for property acquired and placed in service after  January 19, 2025. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Due to the OBBBA provisions, the Company recorded tax benefit for the year as a decrease in valuation allowance on part of our deferred tax assets.

The Company recognized approximately $7.6 million and $8.1 million of GILTI for the years ended December 31, 2025 and 2024, respectively. The U.S. tax on Global Intangible Low-taxed Income ("GILTI"), net of foreign tax credits and other credits, was less than $0.1 million for each of the years ended December 31, 2025 and 2024.

For financial reporting purposes, income before taxes includes the following components (in thousands):

	Years ended December 31,
	2025	2024	2023
Domestic	$5,976	$11,651	$(4,111)
Foreign	2,820	5,913	42,547
	$8,796	$17,564	$38,436

Note 6 – Income Taxes (continued)

The expense (benefit) for income taxes is comprised of (in thousands):

	Years ended December 31,
	2025	2024	2023
Current:
Federal	$11	$331	$517
State and local	192	75	162
Foreign	5,176	7,255	11,903
	5,379	7,661	12,582
Deferred:
Federal	126	19	154
State and local	331	(63)	(628)
Foreign	(2,382)	113	318
	(1,925)	69	(156)
Total income tax expense	$3,454	$7,730	$12,426

Note 6 – Income Taxes (continued)

The Company adopted ASU 2023‑09 prospectively for the year ended December 31, 2025, and a reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes was as follows (in thousands):

	Years ended December 31,
	2025
	Amount	%
Tax at statutory rate	$1,883	21%

State income taxes	348	4%

Foreign Tax Effect
Canada
Statutory tax rate difference	104	1%
Other	75	1%
Germany
Statutory tax rate difference	(69)	(1%)
Changes in valuation allowances	787	9%
Prior period provision to return adjustments	263	3%
Other	(71)	(1%)
India
Other nontaxable or nondeductible items	154	2%
Foreign Exchange	(138)	(2%)
Other	44	1%
Israel
Statutory tax rate difference	(219)	(2%)
Prior period provision to return adjustments	98	1%
Other	(142)	(2%)
Japan
Statutory tax rate difference	610	7%
Withholding taxes	185	2%
Foreign Exchange	182	2%
Prior period provision to return adjustments	(190)	(2%)
Other	(36)	0%
United Kingdom
Statutory tax rate difference	(207)	(2%)
Other	(87)	(1%)
Other foreign jurisdictions	(28)	0%

Effect of changes in tax laws or rates enacted in the current period	—	0%

Effect of cross-border tax laws	898	10%

Tax credits
Research and development tax credits	(269)	(3.1%)
Other	(2)	0%

Changes in valuation allowances	(1,272)	(14%)

Nontaxable or nondeductible items	108	1%

Change in unrecognized tax benefits, net	82	1%

Other adjustments
Withholding taxes	240	3%
Other	123	1%
Total income tax expense	$3,454	39.3%

(a) State taxes in California and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category.

Note 6 – Income Taxes (continued)

A reconciliation of the income tax provision, prior to the adoption of ASU 2023-09, to the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for the years presented was as follows:

	Years ended December 31,
	2024	2023
Tax at statutory rate	$3,688	$8,072
State income taxes, net of U.S. federal tax benefit	9	(368)
U.S. GILTI tax, net of foreign tax credits	41	72
Effect of foreign operations	2,688	2,378
Residual U.S. tax on foreign earnings	49	899
Change in valuation allowance	1,330	1,270
Change in unrecognized tax benefits, net	99	476
Specialty tax credits	(502)	(520)
Statutory rate changes	172	56
Effect of foreign exchange	(20)	128
Other	176	(37)
Total income tax expense	$7,730	$12,426

In 2025, the Company recognized deferred tax benefits of $2.3 million on net operating loss carryforwards generated in certain foreign jurisdictions, which is included in deferred tax expense (benefit) above.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Pension and other postretirement costs	$956	$1,056
Inventories	6,289	5,066
Net operating/capital loss and interest carryforwards	15,771	12,668
Tax credit carryforwards	2,188	1,952
Deferred compensation	3,316	3,116
Research and development costs	4,150	5,402
Other accruals and reserves	1,457	3,221
Total gross deferred tax assets	34,127	32,481
Less: valuation allowance	(15,640)	(15,380)
	18,487	17,101
Deferred tax liabilities:
Tax over book depreciation	(2,440)	(2,387)
Investment in subsidiary	(2,087)	(2,271)
Intangible assets, including tax deductible goodwill	(10,940)	(11,241)
Total gross deferred tax liabilities	(15,467)	(15,899)

Net deferred tax assets	$3,020	$1,202

Note 6 – Income Taxes (continued)

The Company established a valuation allowance with respect to substantially all of its U.S. deferred tax assets due to uncertainty regarding the realization of these assets. Throughout 2024 and 2025, the Company reassessed its ability to realize its U.S. and other deferred tax assets by considering both positive and negative evidence regarding realization. The most significant negative evidence is continuing cumulative operating losses in the U.S. The impact of its US companies acquisitions was also considered in determining the realization of the U.S. deferred tax assets. Other aspects, such as operating results, additional interest expense and additional tax deductions related to the acquisitions, were also considered. The Company also considered positive evidence such as tax planning strategies and the projected benefits of our restructuring efforts. However, there was insufficient positive evidence to overcome the negative evidence.

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

On September 30, 2024, the Company acquired Nokra, a German entity. Nokra's opening balance sheet included $1.0 million of gross deferred tax assets, and $1.2 million of indefinite-lived liabilities as a result of the purchase price allocation. The acquisition contributed to a less than $0.1 million net increase in valuation allowance and deferred tax expense for the Company in 2024. In 2025 Nokra’s valuation allowance net increase was $0.8 million.

At December 31, 2025 and 2024, the valuation allowance on U.S. deferred tax assets was approximately $12.7 million and $13.3 million, respectively. The net change in this valuation allowance was approximately $(0.6) million, mostly related to net federal valuation allowances.

The Company also has valuation allowances of $2.9 million and $2.1 million at December 31, 2025 and 2024, respectively, with respect to certain foreign net operating loss and capital loss carryforwards.

Significant valuation allowances are as follows (in thousands):

	December 31,
Jurisdiction	2025	2024
U.S. federal	$4,913	$6,185
U.S. state (net of U.S. federal tax benefit)	7,812	7,122
Israel - capital losses	1,351	1,364
Germany	820	28

The following table summarizes significant net operating losses, capital losses and credit carryforwards as of December 31, 2025 (in thousands):

	December 31,
Jurisdiction	2025	Expiring
U.S. federal net operating losses	$2,035	No expiration
U.S. federal interest expense carryover	21,352	No expiration
U.S. foreign tax credit	408	2029-2035
U.S. state net operating losses	130,588	2025-2045
Israel capital losses	5,874	No expiration
Germany	4,179	No expiration

Utilization of U.S. federal net operating losses is taken into account before the GILTI deduction allowable by IRC Section 250.

Note 6 – Income Taxes (continued)

Undistributed earnings of the Company’s foreign subsidiaries were approximately $304.2 million at December 31, 2025 compared to $300.5 million at December 31, 2024. As of December 31, 2025, the Company had provided for a deferred tax liability of approximately $2.1 million of withholding tax associated with $21 million of unremitted, non-permanently reinvested earnings. Substantially all of the remaining undistributed earnings are considered to be indefinitely reinvested and accordingly no provision has been made with respect to these earnings for incremental foreign income taxes, state income taxes or foreign withholding taxes. If those earnings were distributed to the U.S., the Company could be subject to incremental foreign income taxes, state income taxes, and withholding taxes. Determination of the amount of unrecognized deferred tax liability is not practicable because of the uncertainty regarding the timing of any such distribution and the impact on existing valuation allowances. In addition to the $2.1 million, additional withholding taxes of approximately $32.5 million are estimated to be payable upon distribution of the remaining previously unremitted earnings as of December 31, 2025.

Net income taxes paid were $8 million, $14.5 million and $10.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

December 31,
The amount of income taxes paid (net of refunds received) were:	2025
U.S. Federal	$(145)
U.S. State	134
Foreign:
Canada	1,884
France	509
Germany	1,141
Israel	1,391
Japan	1,501
Sweden	716
Other	889
Total	$8,020

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

The following table summarizes changes in the Company's gross liabilities, excluding interest and penalties, associated with unrecognized tax benefits (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of year	$844	$798	$439
Addition based on tax positions related to current year	241	105	589
Reduction based on tax positions related to prior years	—	—	(128)
Currency translation adjustments	—	(5)	(8)
Reduction for payments made	—	—	(94)
Reduction for lapses of statute of limitations	(135)	(54)	—
Balance at end of year	$950	$844	$798

Note 6 – Income Taxes (continued)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, for the years ended December 31, 2025, 2024 and 2023, the Company accrued penalties and interest annually in a Insignificant amounts (lower than $0.1 million annually). As of December 31, 2025, 2024 and 2023, accrued penalties and interest were $0.1 million, each year.

Included in the balance of unrecognized tax benefits as of December 31, 2025, 2024 and 2023 is $1.0 million, $0.8 million, and $0.8 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. Furthermore, as of December 31, 2025, the Company does not anticipate that any of its current unrecognized tax benefits will reverse within the next calendar year due to the expiration of the statute of limitations.

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

During the first quarter of 2024, a tax examination began of one its subsidiaries in Israel covering the years 2019-2023.

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

Note 7 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2025	2024
Credit Agreement - Revolving Facility	$32,000	$32,000
Repayment of credit facility	(11,000)	—
Deferred financing costs	(417)	(559)
Long-term debt	$20,583	$31,441

2024 Credit Agreement

On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A., as agent for such lenders, pursuant to which its previously existing credit agreement, was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multicurrency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the existing credit facility. The aggregate principal amount of the 2024 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2024 Credit Agreement. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.

Note 7 – Long-Term Debt (continued)

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

On July 17, 2025, the Company made a partial repayment of the outstanding balance under the 2024 Credit Agreement in the amount of $11.0 million, using proceeds from the sale of manufacturing facility (see Note 3 - Asset Held for Sale). The repayment was made in accordance with the terms of the 2024 Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the 2024 Revolving Facility. As of December 31, 2025, the outstanding balance under the 2024 Revolving Facility was $20.6 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants as of December 31, 2025. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Revolving Facility could become immediately payable.

Aggregate annual maturities of long-term debt are as follows (in thousands):

2026	$—
2027	—
2028	—
2029	21,000

Interest paid on third-party debt was $1.9 million, $2.5 million, and $4.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Note 8 – Stockholders’ Equity

The Company’s Class B convertible common stock carries ten votes per share. The Company's common stock carries one vote per share. Class B shares are transferable only to certain permitted transferees. Class B shares are convertible on a one- for-one basis at any time into shares of common stock. Transfers of Class B shares other than to permitted transferees will result in the automatic conversion of the Class B shares into common stock.

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

Other Comprehensive Income (Loss)

The cumulative balance of each component of other comprehensive income (loss) and the income tax effects allocated to each component are as follows (in thousands):

	Beginning	Before-Tax	Tax	Net-of-Tax	Ending
	Balance	Amount	Effect	Amount	Balance
December 31, 2023
Pension and other postretirement actuarial items	$589	$(172)	$(26)	$(198)	$391
Reclassification adjustment for recognition of actuarial items	—	7	(5)	2	2
Foreign currency translation adjustment	(41,489)	2,237	(10)	2,227	(39,262)
	$(40,900)	$2,072	$(41)	$2,031	$(38,869)
December 31, 2024
Pension and other postretirement actuarial items	$393	$(471)	$112	$(359)	$34
Reclassification adjustment for recognition of actuarial items	—	(21)	5	(16)	(16)
Foreign currency translation adjustment	(39,262)	(9,765)	112	(9,653)	(48,915)
	$(38,869)	$(10,257)	$229	$(10,028)	$(48,897)
December 31, 2025
Pension and other postretirement actuarial items	$18	$24	$5	$29	$47
Reclassification adjustment for recognition of actuarial items	—	7	(18)	(11)	(11)
Foreign currency translation adjustment	(48,915)	7,542	(30)	7,512	(41,403)
	$(48,897)	$7,573	$(43)	$7,530	$(41,367)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (See Note 9).

Note 9 – Pensions and Other Postretirement Benefits

Defined Benefit Plans

Employees of the Company participate in various defined benefit pension and other postretirement benefit plans.

Note 9 – Pensions and Other Postretirement Benefits (continued)

U.S. Pension Plan

The Vishay Precision Group Non-Qualified Retirement Plan, like all non-qualified plans, is considered to be unfunded. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund benefits under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified pension plan of $1.6 million at December 31, 2025 and $1.6 million at December 31, 2024, and the related liabilities of $1.9 million and $2.1 million at December 31, 2025 and 2024, respectively.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to pension plans (in thousands):

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$1,997	$15,003	$2,098	$16,467
Service cost (adjusted for actual employee contributions)	—	261	—	264
Interest cost	103	730	96	670
Actuarial loss/(gains)	64	(573)	(89)	(1,015)
Benefits paid	(143)	(1,025)	(108)	(628)
Curtailments and settlements	—	(4)	—	(199)
Currency translation	—	871	—	(557)
Benefit obligation at end of year	$2,021	$15,262	$1,997	$15,002

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$16,955	$—	$18,319
Actual return on plan assets	—	391	—	(794)
Company contributions	—	285	—	456
Benefits paid	—	(1,025)	—	(628)
Currency translation	—	1,145	—	(398)
Fair value of plan assets at end of year	$—	$17,750	$—	$16,955

Funded status at end of year	$(2,021)	$2,488	$(1,997)	$1,953

Actuarial gains incurred in 2025 related mainly to our non-U.S. plan are primarily the result of the increase discount rate assumptions used to estimate the benefit obligation as of December 31, 2025 compared to December 31, 2024. Actuarial gains incurred in 2024 related to our U.S. and non-U.S. plans are primarily the result of an increase in the discount rate assumptions used to estimate the benefit obligations as of December 31, 2024 compared to December 31, 2023.

Note 9 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Other assets	$—	$4,240	$—	$4,155
Other accrued expenses	$(144)	$(71)	$(145)	$(161)
Accrued pension and other postretirement costs	$(1,877)	$(1,681)	$(1,852)	$(2,041)
Accumulated other comprehensive loss	$171	$824	$107	$961
	$(1,850)	$3,312	$(1,890)	$2,914

Unrecognized actuarial gains and losses arise from several factors, including experience and assumption changes with respect to the obligations and from the difference between expected returns and actual returns on plan assets.  Actuarial items consist of the following (in thousands):

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Unrecognized net actuarial loss	$171	$784	$107	$921
Unrecognized prior service cost	—	40	—	40
	$171	$824	$107	$961

The following table sets forth additional information regarding the projected and accumulated benefit obligations for the pension plans (in thousands):

	December 31, 2025
	U.S.	Non-U.S.
	Plans	Plans
Accumulated benefit obligation, all plans	$2,020	$13,844
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$2,021	$2,161
Accumulated benefit obligation	$2,020	$1,645

	December 31, 2024
	U.S.	Non-U.S.
	Plans	Plans
Accumulated benefit obligation, all plans	$1,997	$12,940
Plans for which the accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$1,997	$2,377
Accumulated benefit obligation	$1,997	$1,812

Note 9 – Pensions and Other Postretirement Benefits (continued)

Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic cost of pension (in thousands):

	Years ended December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Annual service cost	$—	$261	$—	$264	$—	$265
Interest cost	103	730	96	670	97	675
Expected return on plan assets	—	(698)	—	(844)	—	(879)
Amortization of actuarial losses	—	20	—	30	—	39
Amortization of prior service cost	—	(14)	—	(10)	—	(10)
Amortization of transition obligation	—	—	—	—	—	—
Curtailment and settlement losses	—	—	—	18	—	50
Net periodic benefit cost	$103	$299	$96	$128	$97	$140

See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2025, 2024 and 2023.

The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.35%	5.01%	5.35%	4.76%
Rate of compensation increase	N/A	—%	N/A	4.51%
Expected return on plan assets	N/A	—%	N/A	4.18%

The following weighted-average assumptions were used to determine the net periodic pension costs for the years ended December 31, 2025 and 2024:

	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Discount rate	5.01%	4.76%	4.71%	4.19%
Rate of compensation increase	3.96%	4.51%	N/A	4%
Expected return on plan assets	4.24%	4.18%	N/A	5.13%

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

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. The target allocation of plan assets approximates the actual allocation of plan assets at December 31, 2025 and 2024.

Note 9 – Pensions and Other Postretirement Benefits (continued)

Plan assets are comprised of:

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Equity securities	—	—%	—	—%
Fixed income securities	—	74%	—	72%
Cash and cash equivalents	—	26%	—	28%
Total	—	100%	—	100%

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

Cash held by the defined benefit retirement plans consists of deposits on account in various financial institutions. The carrying amount of the cash approximates its fair value. A summary of the Company’s pension plan assets for each fair value hierarchy level are as follows for the periods presented (see Note 16 for further description of the levels within the fair value hierarchy (in thousands):

As of December 31, 2025		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$—	$—	$—	$—
Fixed income securities	$13,114	—	13,114	—
Cash and cash equivalents	$4,597	1,945	2,652	—
	$17,711	$1,945	$15,766	$—

As of December 31, 2024		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Defined benefit pension plan assets
Equity securities	$—	$—	$—	$—
Fixed income securities	12,123	—	12,123	—
Cash and cash equivalents	4,832	1,780	3,052	—
	$16,955	$1,780	$15,175	$—

Note 9 – Pensions and Other Postretirement Benefits (continued)

Estimated future benefit payments are as follows (in thousands):

	US Pension	Non-US
	Plans	Plans
2026	$144	$687
2027	144	848
2028	179	770
2029	177	1,090
2030	174	1,025
2031 - 2035	805	6,599

The Company anticipates making contributions to its funded and unfunded pension of approximately $1.1 million during 2026.

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

The following table sets forth a reconciliation of the benefit obligation, plan assets, and funded status related to other postretirement benefit plans (in thousands):

	OPEB Plans
	December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$2,277	$2,490
Service cost (adjusted for actual employee contributions)	14	16
Interest cost	113	110
Contributions by participants	—	—
Actuarial gains	(91)	(211)
Benefits paid	(158)	(128)
Plan amendments and other	—	—
Benefit obligation at end of year	$2,155	$2,277

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Company contributions	158	128
Contributions by participants	—	—
Benefits paid	(158)	(128)
Fair value of plan assets at end of year	$—	$—
Funded status at end of year	$(2,155)	$(2,277)

Actuarial gains incurred in 2025 related to our post-retirement plans are primarily the result of the increase discount rate assumptions used to estimate the benefit obligation as of December 31, 2025 compared to December 31, 2024. Actuarial losses incurred in 2024 related to our post-retirement plans are primarily the result of the decrease discount rate assumptions used to estimate the benefit obligation as of December 31, 2024 compared to December 31, 2023.

Note 9 – Pensions and Other Postretirement Benefits (continued)

Amounts recognized in the consolidated balance sheets consist of the following pre-tax amounts (in thousands):

	OPEB Plans
	December 31,
	2025	2024
Other accrued expenses	$(279)	$(290)
Accrued pension and other postretirement costs	$(1,875)	$(1,987)
Accumulated other comprehensive gain	$(626)	$(566)
	$(2,780)	$(2,843)

Actuarial items consist of the following (in thousands):

	OPEB Plans
	December 31,
	2025	2024
Unrecognized net actuarial gain	$(626)	$(566)
	$(626)	$(566)

Unrecognized gains and losses are amortized into future net periodic benefit cost using the 10% corridor method over the expected remaining service life of the employee group.  The following table sets forth the components of net periodic benefit costs (in thousands):

	OPEB Plans
	Years ended December 31,
	2025	2024	2023
	OPEB	OPEB	OPEB
	Plans	Plans	Plans
Net service cost	14	16	17
Interest cost	113	110	111
Amortization of actuarial gains	(32)	(11)	(22)
Net periodic benefit cost	$95	$115	$106

See Note 8 for the pre-tax, tax effect, and after tax amounts included in other comprehensive income during the years ended December 31, 2025, 2024 and 2023.

The following weighted-average assumptions were used to determine benefit obligations at December 31 of the respective years:

	OPEB Plans
	December 31,
	2025	2024
Discount rate	5.12%	5.33%

Note 9 – Pensions and Other Postretirement Benefits (continued)

The following weighted-average assumptions were used to determine the net periodic benefit costs for the years ended December 31, 2025 and 2024:

	OPEB Plans
	December 31,
	2025	2024
Discount rate	5.33%	4.69%
Health care trend rate	7.00%	6.50%

The impact of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit cost and postretirement benefit obligation is not material.

Estimated future benefit payments are as follows (in thousands):

OPEB
Plans
2026	$279
2027	229
2028	206
2029	160
2030	156
2031 - 2035	686

As the plans are unfunded, the Company's anticipated contributions for 2025 are equal to the estimated benefit payment.

Other Retirement Obligations

The Company participates in various other defined contribution plans based on local law or custom. The Company periodically makes contributions to these plans. At December 31, 2025 and 2024, the consolidated balance sheets include $0.6 million and $0.5 million, respectively, within accrued pension and other postretirement costs related to these plans.

Most of the Company’s U.S. employees are eligible to participate in 401(k) savings plans which provide company matching under various formulas. The Company’s matching expense for the plans was $0.7 million, $1.2 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. No material amounts are included in the consolidated balance sheets related to unfunded 401(k) contributions.

Certain key employees participate in a nonqualified deferred compensation plan, which allows these employees to defer a portion of their compensation until retirement, or elect shorter deferral periods. The accompanying consolidated balance sheets include a liability within other noncurrent liabilities related to these deferrals. The Company maintains a nonqualified trust, referred to as a “rabbi” trust, to fund payments under this plan. Rabbi trust assets are subject to creditor claims under certain conditions and are not the property of employees. Therefore, they are accounted for as other noncurrent assets within the consolidated balance sheets. The assets held in the rabbi trust are invested in money market funds and company-owned life insurance policies. The consolidated balance sheets include assets held in trust related to the nonqualified deferred compensation plan of $5.0 million and $4.6 million at December 31, 2025 and 2024 respectively, and the related liabilities of $6.1 million and $5.9 million at December 31, 2025 and 2024, respectively.

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

In June 2025, the UK Department for Work and Pensions announced that the government will introduce legislation to give affected pension schemes the ability to retrospectively obtain written actuarial confirmation that historic benefit changes met the necessary standards. The Company and its UK pension scheme trustee are reviewing this development, along with our actuaries, and considering whether this decision has any implications for its UK pension plan.

Note 10 – Share-Based Compensation

The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits the issuance of up to 608,000 shares of common stock. At December 31, 2025 the Company had reserved 378,739 shares of common stock for future grant of equity awards (restricted stock, unrestricted stock, restricted stock units (“RSUs”), or stock options) pursuant to the 2022 Plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for future grant under the 2022 plan.

Restricted Stock Units

Pursuant to the 2022 plan, the Company issued RSUs to board members, executive officers, and certain employees of the Company during 2025. The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. Compensation cost is recognized over the period that the participant provides service in exchange for the award. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met.

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

Note 10 – Share-Based Compensation (continued)

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

Vesting of equity awards may be subject to acceleration under certain circumstances.

RSU activity is presented below (number of RSUs in thousands):

	Years ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant-date	of	Grant-date	of	Grant-date
	RSUs	Fair Value	RSUs	Fair Value	RSUs	Fair Value
Outstanding:
Beginning of year	232	$35.79	202	$35.50	204	$29.92
Granted	119	24.29	85	34.48	72	42.09
Vested	(40)	24.93	(55)	32.68	(67)	26.54
Forfeited	(38)	24.76	—	—	(7)	24.85
End of year	273	$33.90	232	$35.79	202	$35.50

The fair value of the RSUs vested during 2025 was $1.0 million. Included in the 2025, 2024 and 2023 activity are RSU's forfeited as a result of performance objectives not being met. These awards are therefore available for future grants under the Plan.

None of the RSUs with performance-based criteria is expected to vest in the coming three years period.

Share-Based Compensation Expense

The following table summarizes pre-tax share-based compensation expense recognized (in thousands):

	Years ended December 31,
	2025	2024	2023
Restricted stock units	$1,792	$971	$2,290

Share- based compensation expense is recognized ratably over the vesting period of the awards and for RSUs with performance criteria, is recognized for RSU's that are expected to vest and for which performance criteria are expected to be met.

During 2025, a net adjustment of $0.8 million decreasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated with awards granted in 2023, 2024 and 2025. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards.

During 2024, a net adjustment of $1.5 million decreasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated with awards granted in 2022, 2023 and 2024. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards. During 2023, a net adjustment of $0.4 million decreasing share-based compensation expense was recorded, based on the evaluation of performance objectives associated with awards granted in 2021, 2022 and 2023. It was determined that certain objectives were not likely to be fully met, necessitating a reversal of certain compensation expense associated with those awards

Note 10 – Share-Based Compensation (continued)

The total tax benefit on share-based compensation expense was $0.4 million, $0.2 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The deferred tax benefit (expense) on share-based compensation expense was $0.05 million, $(0.3) million, and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company had $2.2 million of unrecognized share-based compensation expense related to share-based awards that expected to be recognized over a weighted-average period of approximately 1.4 years.

Note 11 – Commitments, Contingencies, and Concentrations

Tax Assessment

During the second quarter of 2024, the Israeli Tax Authority has issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.6 million), pertaining to claims of VAT between the years 2019 to 2023.

On August 6, 2025, the Company received the decision of the Israeli Tax Authority regarding the Company's appeal of the VAT assessment. The appeal was rejected, based on the same reasoning outlined in the original assessment issued to the Company. The Company deferred the assessment and with the assistance of its legal counsel appealed on this decision to the court on January 18, 2026.

The Company believes that the liability for the assessment is not probable, and given the stage of this matter, the Company is currently unable to predict the likely outcome or estimate the potential financial impact, if any, of this matter.

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

Note 11 – Commitments, Contingencies, and Concentrations (continued)

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

Credit Risk Concentrations

Financial instruments with potential credit risk consist principally of cash and cash equivalents, accounts receivable, and notes receivable. The Company maintains cash and cash equivalents with various major financial institutions. Concentrations of credit risk with respect to receivables are generally limited due to the Company’s large number of customers and their dispersion across many countries and industries. At December 31, 2025 and 2024, the Company had no significant concentrations of credit risk.

Geographic Concentrations

At December 31, 2025 and 2024, a significant percentage of the Company’s cash and cash equivalents are held outside the United States. See the following table for the percentage of cash and cash equivalents by region of subsidiary, at December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Asia	22%	21%
United States	9%	6%
Israel	31%	56%
Europe	30%	14%
Canada	8%	3%
Total	100%	100%

Note 12 – Leases

The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to eleven years, ten months, thirteen days.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	December 31, 2025	December 31, 2024
Assets
Operating lease right of use asset	$22,892	$24,316

Liabilities
Operating lease - current	$4,347	$3,998
Operating lease - non-current	$19,547	$19,928

Note 12 – Leases ( continued)

Other information related to lease term and discount rate is as follows:

December 31, 2025
Operating leases weighted average remaining lease term (in years)	6.2
Operating leases weighted average discount rate	4.95%

The components of lease expense are as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$5,478	$5,349	$5,171
Short-term lease cost	195	45	150
Sublease income	(531)	(445)	(385)
Total net lease cost	$5,142	$4,949	$4,936

Right of use assets obtained in exchange for new operating lease liability during 2025 were $2.5 million and in 2024 were $2.0 million. The Company paid $5.5 million for its operating leases for the year ended December 31, 2025 and $5.2  million for the year ended December 31, 2024, which are included in operating cash flows on the consolidated statements of cash flows.

Undiscounted maturities of operating lease payments as of December 31, 2025 are summarized as follows (in thousands):

2026	$5,185
2027	4,693
2028	4,313
2029	3,858
2030	3,431
Thereafter	6,124
Total future minimum lease payments	$27,604
Less: amount representing interest	(3,710)
Present value of future minimum lease payments	$23,894

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

Note 13 – Segment and Geographic Data (continued)

The following table sets forth reporting segment information (in thousands):

		Weighing	Measurement	Corporate/
	Sensors	Solutions	Systems	Other	Total
2025
Net third-party revenues	$115,645	$111,143	$80,414	$—	$307,202
Intersegment revenues	1,529	660	—	(2,189)	—
Total revenues	117,174	111,803	80,414	(2,189)	307,202
Costs of products sold	81,249	70,174	38,538	(2,189)	187,772
Gross profit	35,925	41,629	41,876	—	119,430
Research and development expenses	4,117	5,494	11,214	—	20,825
Segment selling, general, and administrative expenses (1)	15,927	19,612	17,883	—	53,422
Segment operating income	15,881	16,523	12,779	—	45,183
Other supplemental information:
Restructuring costs	241	215	494	540	1,490
Depreciation and amortization expense	6,404	3,115	4,303	2,099	15,921
Capital expenditures	4,693	2,315	771	216	7,995

2024
Net third-party revenues	$112,238	$107,205	$87,079	$—	$306,522
Intersegment revenues	1,756	—	—	(1,756)	—
Total revenues	113,994	107,205	87,079	(1,756)	306,522
Costs of products sold	75,236	68,010	39,500	(1,756)	180,990
Gross profit	38,758	39,195	47,579	—	125,532
Research and development expenses	4,196	5,302	10,461	—	19,959
Segment selling, general, and administrative expenses (1)	16,408	19,516	19,293	—	55,217
Segment operating income	18,154	14,377	17,825	—	50,356
Other supplemental information:
Acquisition costs	—	—	101	—	101
Restructuring costs	686	76	—	300	1,062
Depreciation and amortization expense	6,412	3,377	4,294	1,722	15,805
Capital expenditures	4,602	1,799	1,226	171	7,798

2023
Net third-party revenues	$139,783	$122,528	$92,737	$—	$355,048
Intersegment revenues	1,743	—	—	(1,743)	—
Total revenues	141,526	122,528	92,737	(1,743)	355,048
Costs of products sold	86,396	77,252	42,801	(1,743)	204,706
Gross profit	55,130	45,276	49,936	—	150,342
Research and development expenses	4,424	5,518	10,433	—	20,375
Segment selling, general, and administrative expenses(1)	15,881	18,188	18,896	—	52,965
Segment operating income	34,825	21,570	20,607	—	77,002
Other supplemental information:
Restructuring costs	—	1,478	32	50	1,560
Depreciation and amortization expense	6,141	3,389	4,239	1,781	15,550
Capital expenditures	8,181	6,447	1,111	2	15,741

(1) Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding research and development expenses and amortization of intangible assets attributed to the segment.

Note 13 – Segment and Geographic Data (continued)

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Years ended December 31,
	2025	2024	2023
Segment operating income	$45,183	$50,356	$77,002
Acquisition costs	—	101	—
Restructuring costs	1,490	1,062	1,560
Gain on sale of asset held for sale	(5,544)	—	—
Unallocated G&A expenses	35,390	32,329	33,488
Operating income	$13,847	$16,864	$41,954
Other (expense) income	$(5,051)	$700	$(3,518)
Income before taxes	$8,796	$17,564	$38,436

The following geographic data includes property and equipment based on physical location (in thousands):

	December 31,
Property and Equipment - Net	2025	2024
United States	$6,582	$7,125
Europe	5,203	5,143
Israel	37,886	40,493
Asia	24,950	25,238
Canada and Other	1,459	1,502
	$76,080	$79,501

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

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Years ended December 31,
	2025	2024	2023
Numerator:

Numerator for basic and diluted earnings per share:
Net earnings attributable to VPG stockholders	$5,293	$9,911	$25,707

Denominator:

Denominator for basic earnings per share:
Weighted average shares	13,261	13,353	13,574
Effect of dilutive securities:
Restricted stock units	53	33	79
Dilutive potential common shares	53	33	79
Denominator for diluted earnings per share:
Adjusted weighted average shares	13,314	13,386	13,653

Basic earnings per share attributable to VPG stockholders	$0.40	$0.74	$1.89

Diluted earnings per share attributable to VPG stockholders	$0.40	$0.74	$1.88

Note 15 – Additional Financial Statement Information

The caption “Other” on the consolidated statements of operations consists of the following (in thousands):

	Years ended December 31,
	2025	2024	2023
Foreign exchange gain/(loss)	$(4,214)	$1,878	$(822)
Interest income	1,700	1,673	1,651
Pension expense	(141)	(55)	(52)
Other	(459)	(284)	(321)
	$(3,114)	$3,212	$456

Foreign currency exchange gains and losses represent the impact of changes in foreign currency exchange rates. The foreign exchange gain/(loss) for the year ended December 31, 2025, is primarily due to fluctuations in the Israeli shekel, Japanese yen and the Canadian dollar. The foreign exchange gain/(loss) for the year ended December 31, 2024, is primarily due to fluctuations in the Israeli shekel, the Canadian dollar and the British pound and for the year ended December 31, 2023, is primarily due to fluctuations in the Israeli shekel, the Japanese yen and the British pound.

Note 15 – Additional Financial Statement Information (continued)

Pension expense represents the net periodic benefit cost excluding the service cost.

Other accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Customer advance payments	$7,059	$7,009
Accrued restructuring	566	235
Goods received, not yet invoiced	2,615	1,572
Accrued taxes, other than income taxes	1,620	1,994
Accrued commissions	2,998	3,895
Accrued professional fees	1,765	1,587
Accrued technical warranty	888	857
Current accrued pension and other post retirement costs	494	596
Other	2,828	1,980
	$20,833	$19,725

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

For the subsidiary's employees in Israel who are not subject to Section 14, the Company calculated the liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date.  The Company recorded as expenses the increase in the severance liability, net of earnings (losses) from the related investment fund.  The subsidiary's liability was partially funded by monthly payments deposited with insurers and the value of these deposits is recorded as an asset on the Company's balance sheet.   Any unfunded amounts would be paid from operating funds and are covered by a provision established by the subsidiary. The accompanying consolidated balance sheets at December 31, 2025 and December 31, 2024 include a $6.2 million and $6.2 million non-current liability, respectively, associated with Israeli severance requirements in other liabilities and a $5.3 million and $5.0 million non-current asset, respectively, associated with Israeli severance requirements in other assets.

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

Note 16 – Fair Value Measurements (continued)

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

As of December 31, 2025		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$6,576	$52	$6,524	$—

As of December 31, 2024		Fair value measurements at reporting date using:
	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Assets held in rabbi trusts	$6,228	$45	$6,183	$—

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at December 31, 2025 and December 31, 2024, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the year. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of cash and cash equivalents held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding capitalized deferred financing costs at December 31, 2025 and December 31, 2024 approximates its carrying value, as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2024 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement.

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