Form 10-Q
period 2026-04-04
Vishay Precision Group, Inc.
filed 2026-05-12
CIK 1487952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   April 4, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-34679

VISHAY PRECISION GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0986328
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)
851 Duportail Road, 2nd floor
Chesterbrook, PA 19087	484-321-5300
(Address of Principal Executive Offices) (Zip Code)	(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.10 par value	VPG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2026, the registrant had 12,278,113 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q

April 4, 2026

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	April 4, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,486	$87,366
Accounts receivable, net	61,415	56,348
Inventories:
Raw materials	32,124	32,760
Work in process	28,355	25,794
Finished goods	22,408	24,269
Inventories, net	82,887	82,823

Prepaid expenses and other current assets	19,306	20,425
Total current assets	246,094	246,962

Property and equipment:
Land	2,364	2,382
Buildings and improvements	79,267	78,737
Machinery and equipment	139,543	137,230
Software	12,082	11,692
Construction in progress	3,268	4,162
Accumulated depreciation	(160,843)	(158,123)
Property and equipment, net	75,681	76,080

Goodwill	47,237	47,367
Intangible assets, net	37,186	38,227
Operating lease right-of-use assets	22,653	22,892
Other assets	24,989	24,361
Total assets	453,840	$455,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

	April 4, 2026	December 31, 2025
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,712	$10,530
Payroll and related expenses	18,900	19,569
Other accrued expenses and other current liabilities	19,959	20,833
Current portion of operating lease liabilities	4,439	4,347
Total current liabilities	55,010	55,279

Long-term debt	20,612	20,583
Deferred income taxes	4,267	3,834
Operating lease liabilities	19,336	19,547
Other liabilities	13,914	14,200
Accrued pension and other postretirement costs	6,224	6,219
Total liabilities	119,363	119,662

Equity:
Common stock, par value $0.10 per share: 25,000,000 shares authorized; 12,278,113 shares outstanding as of April 4, 2026 and 12,256,197 shares outstanding as of December 31, 2025	1,342	1,340
Class B convertible common stock, par value $0.10 per share: 3,000,000 shares authorized; 1,022,887 shares outstanding as of April 4, 2026 and December 31, 2025	103	103
Treasury stock, at cost - 1,137,995 shares held at April 4, 2026 and December 31, 2025	(25,335)	(25,335)
Capital in excess of par value	204,829	204,360
Retained earnings	196,951	197,270
Accumulated other comprehensive loss	(43,173)	(41,367)
Total Vishay Precision Group, Inc. stockholders' equity	334,717	336,371
Noncontrolling interests	(240)	(144)
Total equity	334,477	336,227
Total liabilities and equity	$453,840	$455,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Net revenues	$84,353	$71,741
Costs of products sold	51,479	44,696
Gross profit	32,874	27,045

Selling, general and administrative expenses	32,085	26,710
Restructuring costs	449	395
Operating income (loss)	340	(60)

Other expense:
Interest expense	(329)	(550)
Other	(169)	(677)
Other expense	(498)	(1,227)

Loss before taxes	(158)	(1,287)

Income tax expense (benefit)	129	(332)

Net loss	(287)	(955)
Less: net loss attributable to noncontrolling interests	32	(13)
Net loss attributable to VPG stockholders	$(319)	$(942)

Basic loss per share attributable to VPG stockholders	$(0.02)	$(0.07)
Diluted loss per share attributable to VPG stockholders	$(0.02)	$(0.07)

Weighted average shares outstanding - basic	13,297	13,257
Weighted average shares outstanding - diluted	13,297	13,257

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited - In thousands)

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Net loss	$(287)	$(955)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,816)	3,681
Pension and other postretirement actuarial items	10	(8)
Other comprehensive loss (income)	(1,806)	3,673

Comprehensive (loss) income	(2,093)	2,718

Less: comprehensive income (loss) attributable to noncontrolling interests	32	(13)

Comprehensive (loss) income attributable to VPG stockholders	$(2,125)	$2,731

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited - In thousands)

	Three Fiscal Months Ended
	April 4, 2026	March 29, 2025
Operating activities
Net loss	$(287)	$(955)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,210	4,035
Share-based compensation expense	837	545
Inventory write-offs for obsolescence	606	800
Deferred income tax expense	(487)	(489)
Foreign currency impacts and other items	(73)	478
Net changes in operating assets and liabilities:
Accounts receivable	(5,508)	1,823
Inventories	(1,061)	227
Prepaid expenses and other current assets	958	(848)
Trade accounts payable	1,333	253
Other current liabilities	(599)	292
Other non current assets and liabilities, net	(463)	(841)
Accrued pension and other postretirement costs, net	(62)	(71)
Net cash (used in) provided by operating activities	(596)	5,249

Investing activities
Capital expenditures	(3,060)	(1,507)
Net cash used in investing activities	(3,060)	(1,507)

Financing activities
(Distributions) Contributions from noncontrolling interests	(127)	147
Payments of employee taxes on certain share-based arrangements	(375)	(256)
Net cash used in financing activities	(502)	(109)
Effect of exchange rate changes on cash and cash equivalents	(722)	987
(Decrease) Increase in cash and cash equivalents	(4,880)	4,620
Cash and cash equivalents at beginning of period	87,366	79,272
Cash and cash equivalents at end of period	$82,486	$83,892

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	796	$454

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Fiscal Quarter Ended
	April 4, 2026
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2025	$1,340	$103	$(25,335)	$204,360	$197,270	$(41,367)	$336,371	$(144)	$336,227
Net (loss) earnings	—	—	—	—	(319)	—	(319)	32	(287)
Other comprehensive loss	—	—	—	—	—	(1,806)	(1,806)	—	(1,806)
Share-based compensation expense	—	—	—	837	—	—	837	—	837
Restricted stock issuances (21,916 shares)	2	—	—	(368)	—	—	(366)	—	(366)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(127)	(127)
Balance at April 4, 2026	$1,342	$103	$(25,335)	$204,829	$196,951	$(43,173)	$334,717	$(240)	$334,477

	Fiscal Quarter Ended
	March 29, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	$321,967	$(107)	$321,860
Net loss	—	—	—	—	(942)	—	(942)	(13)	(955)
Other comprehensive income	—	—	—	—	—	3,673	3,673	—	3,673
Share-based compensation expense	—	—	—	545	—	—	545	—	545
Restricted stock issuances (18,785 shares)	2	—	—	(257)	—	—	(255)	—	(255)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	147	147
Balance at March 29, 2025	$1,338	$103	$(25,335)	$203,071	$191,035	$(45,224)	$324,988	$27	$325,015

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of  December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The results of operations for the fiscal quarter ended  April 4, 2026 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2026 and 2025 end on the following dates:

	2026	2025
Quarter 1	April 4,	March 29,
Quarter 2	July 4,	June 28,
Quarter 3	October 3,	September 27,
Quarter 4	December 31,	December 31,

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This update aims to enhance the transparency of financial reporting by requiring public business entities (PBEs) to provide disaggregated disclosure of certain income statement expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU is effective for annual fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Adoption of this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company adopted this ASU at this reporting period, and it has no material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures.

Note 2 – Revenues

Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal Quarter Ended				Fiscal Quarter Ended
	April 4, 2026				March 29, 2025
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$14,195	$11,932	$14,370	$40,497	$10,476	$11,186	$12,287	$33,949
Europe	8,241	14,801	1,240	$24,282	8,346	12,093	469	20,908
Asia	6,565	3,410	1,550	$11,525	4,863	3,120	2,212	10,195
Canada	—	2	3,643	$3,645	—	7	3,279	3,286
Israel	4,313	91	—	$4,404	3,370	33	—	3,403
Total	$33,314	$30,236	$20,803	84,353	$27,055	$26,439	$18,247	$71,741

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Test & Measurement	$17,768	$14,733
Avionics, Military & Space	11,311	5,378
Transportation	14,800	15,430
Other Markets	16,361	13,248
Industrial Weighing	9,771	8,209
General Industrial	6,438	5,288
Steel	7,904	9,455
Total	$84,353	$71,741

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
		Accrued
	Unbilled	Customer
	Revenue	Advances
Balance at December 31, 2025	$3,593	$7,059
Balance at April 4, 2026	3,199	6,069
Decrease	$(394)	$(990)

The amount of revenue recognized during the three fiscal months ended April 4, 2026 that was included in the contract liability balance at December 31, 2025 was $2.6 million.

Note 3 – Goodwill

The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by reporting unit is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		Steel	DSI	DTS	On-board weighing
Balance at December 31, 2025	$47,367	$8,099	$16,924	$16,033	$6,311
Foreign currency translation adjustment	$(130)	$(123)	$(7)	$—	$—
Balance at April 4, 2026	$47,237	$7,976	$16,917	$16,033	$6,311

Note 4 – Leases

The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to ten years, seven months, eight days.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	April 4, 2026	December 31, 2025
Assets
Operating lease right of use asset	$22,653	$22,892

Liabilities
Operating lease - current	$4,439	$4,347
Operating lease - non-current	$19,336	$19,547

Other information related to lease term and discount rate is as follows:

April 4, 2026
Operating leases weighted average remaining lease term (in years)	6.44
Operating leases weighted average discount rate	4.95%

The components of lease expense are as follows (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Operating lease cost	$1,416	$1,331
Short-term lease cost	77	17
Sublease income	(72)	(117)
Total net lease cost	$1,421	$1,231

Right of use assets obtained in exchange for new operating lease liability during the three fiscal months ended April 4, 2026 were $0.4 million. The Company paid $1.4 million and $1.3 million for its operating leases for each of the three fiscal months ended April 4, 2026 and March 29, 2025, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Undiscounted maturities of operating lease payments as of April 4, 2026 are summarized as follows (in thousands):

2026	$4,021
2027	4,928
2028	4,557
2029	4,031
2030	3,602
Thereafter	6,190
Total future minimum lease payments	$27,329
Less: amount representing interest	(3,554)
Present value of future minimum lease payments	$23,775

Note 5 – Income Taxes

For the fiscal quarter ended April 4, 2026, the Company reported tax expenses, and its effective tax rate was (81.4%) compared to the fiscal quarter ended March 29, 2025, where the Company reported tax benefits, and its effective tax rate was 25.8%.

The effective tax rate for the fiscal quarter ended April 4, 2026 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets. The effective tax rate for the fiscal quarter ended March 29, 2025 differs from the federal statutory rate of 21% due to foreign income taxed at different tax rates and changes in our valuation allowance on deferred tax assets.

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

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	April 4, 2026	December 31, 2025
Credit Agreement - Revolving Facility	$21,000	$32,000
Repayment of credit facility	—	(11,000)
Deferred financing costs	(388)	(417)
Total long-term debt	$20,612	$20,583

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

On July 17, 2025, the Company made a partial repayment of the outstanding balance under the 2024 Credit Agreement in the amount of $11.0 million, using proceeds from the sale of manufacturing facility.

The repayment was made in accordance with the terms of the 2024 Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the 2024 Revolving Facility. As of April 4, 2026, the outstanding balance under the 2024 Revolving Facility was $21.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants as of  April 4, 2026. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Revolving Facility could become immediately payable.

Note 7 – Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income net of tax, consist of the following (in thousands):

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2026	$(41,403)	$36	$(41,367)
Other comprehensive loss before reclassifications	(1,816)	—	$(1,816)
Amounts reclassified from accumulated other comprehensive income	—	10	$10
Balance at April 4, 2026	$(43,219)	$46	$(43,173)

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2025	$(48,915)	$18	$(48,897)
Other comprehensive income before reclassifications	3,681	—	3,681
Amounts reclassified from accumulated other comprehensive loss	—	(8)	(8)
Balance at March 29, 2025	$(45,234)	$10	$(45,224)

Reclassifications of pension and other postretirement actuarial items out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (see Note 8 - Pension and Other Postretirement Benefits).

Note 8 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal Quarter Ended		Fiscal Quarter Ended
	April 4, 2026		March 29, 2025
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$61	$3	$64	$4
Interest cost	211	26	201	28
Expected return on plan assets	(171)	—	(169)	—
Amortization of actuarial losses (gains)	—	(9)	2	(8)
Net periodic benefit cost	$101	$20	$98	$24

Note 9 – Share-Based Compensation

The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At April 4, 2026, the Company had reserved 265,057 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.

On February 26, 2026 and in accordance with their respective employment agreements, VPG’s five executive officers were granted annual equity awards in the form of RSUs, of which 50% are performance-based. The awards have an aggregate grant-date fair value of $4.2 million and were comprised of 87,943 RSUs. Fifty percent of these awards will vest on January 1, 2029, subject to the executives’ continued employment. The performance-based portion of the RSUs will also vest on January 1, 2029, subject to the executives' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative “adjusted free cash flow” and "adjusted net earnings goals", each weighted equally.

On February 26, 2026, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.9 million and were comprised of 19,735 RSUs. The non-performance portion of these awards (fifty percent) will vest on January 1, 2029, subject to the employees' continued employment. The performance-based portion (fifty percent) of the RSUs will also vest on January 1, 2029, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative adjusted earnings and adjusted cash flow goals, each weighted equally.

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

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Share-based compensation expense	$837	$545

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

The chief operating decision maker ("CODM") is our chief executive officer. The evaluation of the segments performance is based on multiple performance measures including revenues and operating income, exclusive of certain items. Management believes that evaluating segment performance, excluding items such as restructuring severance, share-based compensation, impairment of goodwill and indefinite-lived intangible assets and amortization of intangible assets, acquisition costs, and other items is meaningful because they relate to occurrences or events that are outside of our core operations, and management believes that the use of these measures provides a consistent basis to evaluate our operating profitability and performance trends across comparable periods.

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

Note 10 – Segment Information (continued)

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Three Fiscal Months Ended April 4, 2026
Net third-party revenues	$33,314	$30,236	$20,803	$—	$84,353
Intersegment revenues	337	—	—	(337)	—
Total revenues	33,651	30,236	20,803	(337)	84,353
Costs of products sold	22,063	19,896	9,857	(337)	51,479
Gross profit	11,588	10,340	10,946	0	32,874
Research and development expenses	1,158	1,482	2,952	—	5,592
Segment selling, general, and administrative expenses (1)	5,497	5,515	5,157	(47)	16,122
Segment operating income	4,933	3,343	2,837	47	11,160
Other supplemental information:
Restructuring costs	103	7	200	139	449
Depreciation and amortization expense	1,684	757	1,185	584	4,210
Capital expenditures	1,239	629	722	384	2,974

Three Fiscal Months Ended March 29, 2025
Net third-party revenues	$27,055	$26,439	$18,247	$—	$71,741
Intersegment revenues	360	—	—	(360)	—
Total revenues	27,415	26,439	18,247	(360)	71,741
Costs of products sold	19,269	16,722	9,065	(360)	44,696
Gross profit	8,146	9,717	9,182	—	27,045
Research and development expenses	956	1,241	2,668	—	4,865
Segment selling, general, and administrative expenses (1)	3,805	4,557	4,405	—	12,767
Segment operating income	3,385	3,919	2,109	—	9,413
Other supplemental information:
Restructuring costs	151	69	—	175	395
Depreciation and amortization expense	1,642	813	1,071	509	4,035
Capital expenditures	678	216	132	28	1,054

(1) Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding restructuring, share-based compensation, research and development expenses and amortization of intangible assets attributed to the segment.

Note 10– Segment Information (continued)

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Segment operating income	$11,160	$9,413
Restructuring costs	$449	$395
Unallocated General and Administrative expenses	$10,371	$9,078
Operating income (loss)	$340	$(60)
Other expense	$(498)	$(1,227)
Loss before taxes	$(158)	$(1,287)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Sensors to Weighing Solutions	$335	$340
Sensors to Measurement Systems	2	19

Note 11 – Earnings Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share is computed using the weighted average number of common shares outstanding, adjusted to include the potentially dilutive effect of restricted stock units (see Note 9), and other potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Numerator:
Numerator for basic earnings per share:
Net loss attributable to VPG stockholders	$(319)	$(942)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,297	13,257

Effect of dilutive securities:
Restricted stock units	—	—
Dilutive potential common shares	—	—

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,297	13,257

Basic loss per share attributable to VPG stockholders	$(0.02)	$(0.07)

Diluted loss per share attributable to VPG stockholders	$(0.02)	$(0.07)

The Company’s potentially dilutive securities were not included in the calculation of diluted loss per share for the three fiscal months ended April 4, 2026 and March 29, 2025 as the effect would be anti-dilutive. The numbers of restricted stock units with a potentially dilutive impact were 82 and 88, respectively.

Note 12 – Additional Financial Statement Information

Other Expense

The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Foreign currency exchange loss	$(243)	$(972)
Interest income	230	320
Pension expense	(43)	(11)
Other	(113)	(14)
	$(169)	$(677)

Foreign currency exchange gain or loss is due to volatility in the global currency markets. For the three fiscal months ended April 4, 2026 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel and the British pound against the U.S. dollar. Foreign currency exchange loss for the three fiscal months ended March 29, 2025 was mainly due to volatility in the global currency markets and the strengthening of the U.S. dollar against the Japanese yen which increased the value of yen-based liabilities relative to the dollar.

Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	April 4, 2026	December 31, 2025
Customer advance payments	$6,069	$7,059
Accrued restructuring	37	566
Goods received, not yet invoiced	2,572	2,615
Accrued taxes, other than income taxes	1,756	1,620
Accrued commissions	3,246	2,998
Accrued professional fees	1,830	1,765
Accrued technical warranty	876	888
Current accrued pensions and other post retirement costs	494	494
Income taxes	577	—
Other	2,502	2,828
	$19,959	$20,833

Note 13 – Fair Value Measurements

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
April 4, 2026
Assets
Assets held in rabbi trusts	$6,586	$152	$6,434	$—

December 31, 2025
Assets
Assets held in rabbi trusts	$6,576	$52	$6,524	$—

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at  April 4, 2026 and December 31, 2025, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of cash and cash equivalents held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding capitalized deferred financing costs, at April 4, 2026 and December 31, 2025 approximates its carrying value, as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2024 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

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

The Company recorded $0.4 million of restructuring costs during the fiscal quarter ended April 4, 2026 and during the fiscal quarter ended March 29, 2025, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs.

The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of April 4, 2026 and December 31, 2025, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2025	566
Restructuring charges in 2026	449
Cash payments	(969)
Foreign currency exchange translation	(9)
Balance at April 4, 2026	$37

Note 15 – Commitments and Contingencies

Tax Assessment

During the second quarter of 2024, the Israeli Tax Authority issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.7 million), pertaining to claims of VAT between the years 2019 to 2023.

On August 6, 2025, the Company received the decision of the Israeli Tax Authority regarding the Company's appeal of the VAT assessment. The appeal was rejected, based on the same reasoning outlined in the original assessment issued to the Company. The Company deferred the assessment and with the assistance of its legal counsel appealed this decision to the court on January 18, 2026.

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

Driven by the continued proliferation of data generated by the expanding use of sensors across a widening array of industrial and new applications, precision measurement and sensing technologies help ensure and deliver required levels of quality of mission-critical or high-value data. VPG’s products are often at the first stage of a data value chain (i.e., the process of converting the physical world into a digital format that can be used for a specific purpose) and as such impact the effectiveness of a vast number of critical, high-value downstream processes. Over the past few years, we have seen a broadening of precision sensing applications in both our traditional industrial markets and new markets, due to the development of higher functionality in our customers' end products. Our precision measurement solutions are used across a wide variety of end markets upon which we focus, including industrial, test and measurement, transportation, steel, medical, agriculture, avionics, military and space, and consumer product applications. The Company has a long heritage of innovation in sensor technologies that provide accuracy, reliability and repeatability that make our customers' products safer, smarter, and more productive. As the functionality of customers' products continues to increase, and they integrate more precision measurement sensors and related systems into their solutions, we believe this will offer substantial growth opportunities for our products and expertise.

The impact of the recent wars in Israel on our operations

On February 28, 2026, Israel launched a preemptive strike on Iran, with military support from the United States. Iran retaliated with ballistic missile and drone strikes targeting both civilian and military sites in Israel. A ceasefire was reached on April 8, 2026, although there is no assurance that the ceasefire will continue.

While sales to customers in Israel account for a relatively small portion of our revenues, our operations in Israel include executive offices, which are the workplace for key executives including our chief executive officer, as well as two manufacturing facilities located in the central part of Israel that manufacture products representing approximately 30% of our total worldwide revenues in the three fiscal months ended April 4, 2026.  As of May 12, 2026, these facilities remain open and operational. The war did not have a material impact on the Company’s financial results or operations for the three fiscal months ended April 4, 2026.  We have implemented a contingency plan that, in the event conditions in Israel deteriorate such that we no longer operate there at normal levels, we believe will provide for securing supply of materials and logistics by producing a safety stock of finished goods and transferring these goods to our distribution centers outside of Israel, while continuing to take measures with regards to the safety of our employees. We may, however, determine to temporarily discontinue production in Israel for the safety of our employees. We could also face future production slowdowns or interruptions at either manufacturing location in Israel due to the impacts of the conflicts, including personnel absences as a number of our employees have been called to active military duty, or due to other resource constraints such as the inability to source materials for production.

The impact of recent changes in tariffs

VPG have manufacturing operations in India, China, Japan, Europe, Canada, Israel, and the United States, as well as in other countries. Beginning in the second quarter of 2025, new tariffs were announced on import to the U.S. In response several countries have imposed reciprocal tariffs on import from the U.S. and other retaliatory measures. The tariffs have been set at various rates, with exemptions applicable to certain categories of imports and exports. The Company mitigates the impact of tariff changes through pricing adjustments to customers. Accordingly, tariff fluctuations have not had a material effect on gross margin or results of operations.

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

Net revenues for the fiscal quarter ended April 4, 2026 were $84.4 million versus $71.7 million for the comparable prior year period. Net loss attributable to VPG stockholders for the fiscal quarter ended April 4, 2026 was $0.3 million, or $(0.02) per diluted share, compared to net loss of $0.9 million or (0.07) per diluted share, for the comparable prior year period.

The results of operations for the fiscal quarters ended April 4, 2026 and March 29, 2025 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period.

Beginning in fiscal 2026, the Company revised its definition of certain non-GAAP financial measures to exclude share-based compensation expense in addition to the other items described below. This change is being made in light of the Company’s evolving compensation structure following recent organizational changes, including the hiring of senior executives and the expansion of equity-based incentive programs to attract and retain key talent.

Management believes that excluding share-based compensation expense in certain non-GAAP financial measures provides investors with additional insight into the Company’s core operating performance and enhanced understanding of business trends across reporting periods, including those in comparison to its main peer companies.

Share-based compensation expense will continue to be reflected in the Company's GAAP financial results and will be set forth in a specific line item in the reconciliation table between GAAP and non-GAAP measures. Prior-period non-GAAP financial measures have been recast to conform to the current presentation.

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

	Gross Profit		Operating Income		Net Earnings (loss) Attributable to VPG Stockholders		Diluted Earnings (loss) Per share
Three months ended	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025	April 4, 2026	March 29, 2025
As reported - GAAP	$32,874	$27,045	$340	$(60)	$(319)	$(942)	$(0.02)	$(0.07)
As reported - GAAP Margins	39.0%	37.7%	0.4%	(0.1)%	—	—	—	$—
Start-up costs	—	463	—	463	—	463	—	$0.04
Restructuring costs (a)	—	—	449	395	449	395	0.03	$0.03
Share-based compensation cost (b)	—	9	837	545	837	545	0.06	$0.04
Foreign currency exchange gain (c)	—	—	—	—	243	972	0.02	$0.07
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	303	534	0.02	$0.04
As Adjusted - Non GAAP	$32,874	$27,517	$1,626	$1,343	$907	$899	$0.07	$0.07
As Adjusted - Non GAAP Margins	39.0%	38.4%	1.9%	1.9%

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Net loss attributable to VPG stockholders	(319)	$(942)
Interest Expense	329	550
Income tax expense (benefit)	129	(332)
Depreciation	3,223	3,056
Amortization	987	979
Restructuring costs (a)	449	395
Start-up costs	—	463
Share-based compensation cost (b)	837	545
Foreign currency exchange gain (c)	243	972
ADJUSTED EBITDA	$5,878	$5,686
ADJUSTED EBITDA MARGIN	7.0%	7.9%

(a)  Restructuring cost in 2026.

(b)  Share-based compensation excluded for Non-GAAP results, effective beginning 2026, with prior period comparability.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the first quarter of 2025 through the first quarter of 2026.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
(dollars in thousands)	2025	2025	2025	2025	2026
Net revenues	$ 71,741	$ 75,161	$ 79,728	$ 80,573	$ 84,353

Gross profit margin	37.7%	40.7%	40.3%	36.8%	39.0%

End-of-period backlog	$ 100,300	$ 108,201	$ 107,624	$ 108,236	$ 124,995

Book-to-bill ratio	1.04	1.06	1.00	1.01	1.21

Inventory turnover	2.12	2.09	2.20	2.38	2.45

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter
(dollars in thousands)	2025	2025	2025	2025	2026
Sensors
Net revenues	$ 27,055	$ 26,563	$ 31,624	$ 30,402	$ 33,314
Gross profit margin	30.1%	32.0%	33.6%	28.5%	34.8%
End-of-period backlog	$ 42,049	$ 46,661	$ 48,503	$ 52,680	$ 63,993
Book-to-bill ratio	1.06	1.12	1.07	1.15	1.36
Inventory turnover	2.38	2.27	2.66	2.86	2.85

Weighing Solutions
Net revenues	$ 26,439	$ 29,428	$ 27,538	$ 27,739	$ 30,236
Gross profit margin	36.8%	39.6%	40.3%	33.0%	34.2%
End-of-period backlog	$ 28,241	$ 26,734	$ 23,639	$ 24,163	$ 26,568
Book-to-bill ratio	0.99	0.92	0.89	1.02	1.09
Inventory turnover	2.50	2.62	2.25	2.44	2.66

Measurement Systems
Net revenues	$ 18,247	$ 19,170	$ 20,566	$ 22,431	$ 20,803
Gross profit margin	50.3%	54.6%	50.5%	52.8%	52.6%
End-of-period backlog	$ 30,010	$ 34,805	$ 35,482	$ 31,392	$ 34,434
Book-to-bill ratio	1.07	1.20	1.04	0.81	1.15
Inventory turnover	1.41	1.33	1.58	1.72	1.67

Net revenues for the first fiscal quarter of 2026 increased 4.7% from the fourth fiscal quarter of 2025 primarily due to increases in the Sensors and Weighing Solutions reporting segments which were partially offset by a decrease in revenues in the Measurement Systems reporting segment. Net revenues for the first fiscal quarter of 2026 increased 17.6% from the first fiscal quarter of 2025 due to increases in all reporting segments.

Net revenues in the Sensors reporting segment increased 9.6% compared to $30.4 million in the fourth fiscal quarter of 2025 and increased 23.1% from $27.1 million in the first fiscal quarter of 2025.  The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurement and higher sales of strain gage sensors in the AMS and Other markets. Sequentially, the increase primarily reflected higher sales of precision resistors in the Test and Measurement and AMS markets and higher sales of strain gages in the General Industrial market.

Net revenues in the Weighing Solutions reporting segment increased 9.0% from the fourth fiscal quarter of 2025 and increased 14.4% from the first fiscal quarter of 2025. The year-over-year increase in revenues was mainly attributable to higher sales in the Other markets for medical applications and the Industrial weighing market. Sequentially, the increase in revenues was primarily due to higher sales in the Other Markets and in our Transportation market.

Net revenues in the Measurement Systems reporting segment decreased 7.3% from the fourth fiscal quarter of 2025 and increased 14.0% from the first fiscal quarter of 2025. The year-over-year increase was primarily attributable to higher revenue in the AMS market, which offset lower sales in the Steel and Transportation markets. Sequentially, the decrease in revenue was primarily due to lower sales in the Steel Market, which offset higher sales to the AMS market.

Overall gross profit margin in the first fiscal quarter of 2026 increased 2.2% as compared to the fourth fiscal quarter of 2025 mainly due to the Sensors and Weighing Solutions reporting segment and increased 1.3% from the first fiscal quarter of 2025 primarily due to the Sensors and Measurement system reporting segments which were partially offset by Weighing Solutions reporting segment.

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

Production transfers, facility consolidations, and other long-term cost-cutting measures require us to initially incur significant severance and other exit costs. We are realizing the benefits of our restructuring through lower labor costs and other operating expenses and expect to continue reaping these benefits in future periods. However, these programs to improve our profitability also involve certain risks which could materially impact our future operating results, as further detailed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2026.

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

Effects of Foreign Currency Exchange Rate on Operations

For the fiscal quarter ended April 4, 2026, the effect of foreign currency exchange rates increased net revenues by $2.4 million, and increased costs of products sold and selling, general, and administrative expenses by $3.7 million, when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Costs of products sold	61.0%	62.3%
Gross profit	39.0%	37.7%
Selling, general, and administrative expenses	38.0%	37.2%
Operating income (loss)	0.4%	(0.1)%
Loss before taxes	(0.2)%	(1.8)%
Net loss	(0.3)%	(1.3)%
Net loss attributable to VPG stockholders	(0.4)%	(1.3)%

Effective tax rate	(81.4)%	25.8%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Net revenues	$84,353	$71,741
Change versus comparable prior year period	$12,612
Percentage change versus prior year period	17.6%

Changes in net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	10.8%
Change in average selling prices	2.4%
Foreign currency effects	4.4%
Net change	17.6%

During the fiscal quarter ended April 4, 2026 net revenues increased by 17.6% as compared to the comparable prior year period, mainly due to higher volume on all segments primarily attributable to Test and Measurement, AMS and Other markets.

Gross Profit Margin

Gross profit as a percentage of net revenues was as follows:

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Gross profit margin	39.0%	37.7%

The gross profit margin for the fiscal quarter ended April 4, 2026 increased by 1.3% as compared to the comparable prior year period mainly on Sensors and Measurement Systems reporting segments due to high volume.

Segments

Analysis of revenues and gross profit margins for each of our reportable segments is provided below.

Sensors

Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Net revenues	$33,314	$27,055
Change versus comparable prior year period	$6,259
Percentage change versus prior year period	23.1%

Changes in Sensors segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	16.4%
Change in average selling prices	2.5%
Foreign currency effects	4.2%
Net change	23.1%

The Sensors segment revenue of $33.3 million in the first fiscal quarter of 2026 increased 23.1% from $27.1 million in the first fiscal quarter of 2025. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurement and higher sales of strain gage sensors in the AMS and Other markets.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Gross profit margin	34.8%	30.1%

Gross profit margin for the Sensors segment was 34.8% for the first fiscal quarter of 2026, as compared to 30.1% in the first fiscal quarter of 2025. The year-over-year increase in gross profit margin was primarily due to higher sales volume, partially offset by unfavorable foreign exchange rates.

Weighing Solutions

Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Net revenues	$30,236	$26,439
Change versus comparable prior year period	$3,797
Percentage change versus prior year period	14.4%

Changes in Weighing Solutions segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	4.2%
Change in average selling prices	4.0%
Foreign currency effects	6.3%
Net change	14.4%

The Weighing Solutions segment revenue of $30.2 million in the first fiscal quarter of 2026 increased 14.4% compared to $26.4 million in the first fiscal quarter of 2025. The year-over-year increase in revenues was mainly attributable to higher sales in the Other markets for medical applications and the Industrial weighing market.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Gross profit margin	34.2%	36.8%

Gross profit margin for the Weighing Solutions segment was 34.2% for the first fiscal quarter of 2026, which decreased compared to 36.8% in the first fiscal quarter of 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable product mix, higher manufacturing fixed costs, partially offset by higher volume and favorable foreign exchange rates.

Measurement Systems

Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Net revenues	$20,803	$18,247
Change versus comparable prior year period	$2,556
Percentage change versus prior year period	14.0%

Changes in Measurement Systems segment net revenues were attributable to the following:

vs. prior year
quarter
Change attributable to:
Change in volume	12.6%
Change in average selling prices	—%
Foreign currency effects	1.4%
Net change	14.0%

The Measurement Systems segment revenue of $20.8 million in the first fiscal quarter of 2026  increased by 14.0% compared to $18.3  million in the first fiscal quarter of 2025. The year-over-year increase was primarily attributable to higher revenue in the AMS market, which offset lower sales in the Steel and Transportation markets.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal quarter ended
	April 4, 2026	March 29, 2025
Gross profit margin	52.6%	50.3%

Gross profit margin for the Measurement Systems segment was 52.6% for the first fiscal quarter of 2026, as compared to 50.3% in the first fiscal quarter of 2025. The year-over-year increase in gross profit margin was primarily due to higher sales volume and unfavorable product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025
Total SG&A expenses	$32,085	$26,710

As a percentage of net revenues	38.0%	37.2%

SG&A expenses for the three fiscal months ended April 4, 2026 increased $5.4 million compared to the comparable prior year period, primarily due to the impact of foreign exchange differences, as well as investments in building organizational infrastructure and strategic programs aimed at supporting the company’s revenue growth, including the recently announced organizational changes and the establishment of the Chief Business and Product Officer and Chief Operating Officer functions.

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

The Company recorded $0.4 million of restructuring costs during the fiscal quarter ended April 4, 2026 and March 29, 2025, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, in connection with various cost reduction programs.

Other Expense

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal Quarter Ended
	April 4, 2026	March 29, 2025	Change
Foreign currency exchange loss	$(243)	$(972)	$729
Interest income	230	320	(90)
Pension expense	(43)	(11)	(32)
Other	(113)	(14)	(99)
	$(169)	$(677)	$508

Foreign currency exchange gain or loss are due to volatility in the global currency markets. For the fiscal quarter ended April 4, 2026 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel and the British pound against the U.S. dollar.

Income Taxes

The Company reported tax expenses, and its effective tax rate was (81.4%) for the first fiscal quarter of 2026, compared to the first fiscal quarter of 2025, where the Company reported tax benefits, and its effective tax rate was 25.8%. The effective tax rate for the fiscal quarter ended April 4, 2026, was mainly influenced by foreign income taxed at varying statutory rates and changes in the valuation allowance on deferred tax assets

On July 4, 2025, the OBBBA was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act. The OBBBA restores expensing of domestic research expenditures for years beginning after December 31, 2024. Additionally, the OBBBA restores the EBITDA-based interest expense limitation and includes changes related to the U.S. taxation of the income of our foreign subsidiaries and certain foreign derived income, and the base erosion and anti-abuse tax, and provides for accelerated depreciation for property acquired and placed in service after January 19, 2025. Due to the OBBBA provisions, the Company recorded tax benefit for the quarter as a decrease in valuation allowance on part of our deferred tax assets.

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

On July 17, 2025, the Company made a partial repayment of its revolving debt in the amount of $11.0 million, using proceeds from the sale of manufacturing facility. The repayment was made in accordance with the terms of the Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the revolving credit facility. This repayment is expected to reduce annual interest expense by approximately $660,000.

As of April 4, 2026, the outstanding balance under the revolving credit facility was $21.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at April 4, 2026. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Our business has historically generated significant cash flow. For the three fiscal months ended April 4, 2026, cash provided by operating activities was $(0.6) million compared to $5.2 million in the comparable prior year period. Our net cash used in investing activities for the three fiscal months ended April 4, 2026 was higher compared to the prior year period mainly due to higher capital spending.

Approximately 91% of our cash and cash equivalents balance at April 4, 2026 and December 31, 2025 were held by our non-U.S. subsidiaries.

See the following table for the percentage of cash and cash equivalents, by region, at April 4, 2026 and December 31, 2025:

	April 4, 2026	December 31, 2025
Asia	28%	22%
United States	9%	9%
Israel	23%	31%
Europe	31%	30%
Canada	9%	8%
	100%	100%

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

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of April 4, 2026, to be indefinitely reinvested.

Adjusted free cash flow generated during the three fiscal months ended April 4, 2026, was $(3.7) million. We refer to the amount of cash provided by operating activities ($(0.6) million) in excess of our capital expenditures ($3.1 million), net of proceeds from the sale of assets, if any, as “adjusted free cash flow.”

The following table summarizes the components of net cash at April 4, 2026 and December 31, 2025 (in thousands):

	April 4, 2026	December 31, 2025
Cash and cash equivalents	$82,486	$87,366

Third-party long-term debt:
Revolving debt	21,000	32,000
Repayment of credit facility	—	(11,000)
Deferred financing costs	(388)	(417)
Total third-party debt	20,612	20,583
Net cash	$61,874	$66,783

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

Our financial condition as of April 4, 2026 remains strong, with a current ratio (current assets to current liabilities) of 4.5 to 1.0, as compared to a current ratio of 4.5 to 1.0 at December 31, 2025.

Cash paid for property and equipment for the three fiscal months ended April 4, 2026 was $3.1 million compared to $1.5 million in the comparable prior year period. The increase reflects the Company’s continued investment in equipment as part of its strategic focus on expanding operational infrastructure. These investments are intended to enhance capacity and support the Company’s long-term revenue growth and business expansion plans.

As of April 4, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter ended April 4, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings that constitute ordinary, routine litigation incidental to its business. The Company believes that the foregoing matters will not have a material adverse effect on the Company’s business or its financial condition, results of operations, and cash flows.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the fiscal quarter ended April 4, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended April 4, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

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

Date: May 12, 2026