Form 10-Q
period 2026-07-04
Vishay Precision Group, Inc.
filed 2026-08-05
CIK 1487952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 4, 2026

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

As of August 5, 2026, the registrant had 12,297,543 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q

July 4, 2026

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	July 4, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,702	$87,366
Accounts receivable, net	62,198	56,348
Inventories:
Raw materials	30,199	32,760
Work in process	30,184	25,794
Finished goods	23,822	24,269
Inventories, net	84,205	82,823

Prepaid expenses and other current assets	22,152	20,425
Total current assets	244,257	246,962

Property and equipment:
Land	2,367	2,382
Buildings and improvements	80,482	78,737
Machinery and equipment	141,095	137,230
Software	12,195	11,692
Construction in progress	1,712	4,162
Accumulated depreciation	(162,799)	(158,123)
Property and equipment, net	75,052	76,080

Goodwill	47,090	47,367
Intangible assets, net	36,117	38,227
Operating lease right-of-use assets	22,057	22,892
Other non-current assets	26,150	24,361
Total assets	$450,723	$455,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

	July 4, 2026	December 31, 2025
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$11,449	$10,530
Payroll and related expenses	20,276	19,569
Other accrued expenses and other current liabilities	22,356	20,833
Current portion of operating lease liabilities	4,706	4,347
Total current liabilities	58,787	55,279

Long-term debt	15,640	20,583
Deferred income taxes	3,682	3,834
Operating lease liabilities	18,907	19,547
Other non-current liabilities	14,780	14,200
Accrued pension and other postretirement costs	6,320	6,219
Total liabilities	118,116	119,662

Equity:
Common stock, par value $0.10 per share: 25,000,000 shares authorized; 12,297,543 shares outstanding as of July 4, 2026 and 12,256,197 shares outstanding as of December 31, 2025	1,344	1,340
Class B convertible common stock, convertible common stock, par value $0.10 per share: 3,000,000 shares authorized; 1,022,887 shares outstanding as of July 4, 2026 and December 31, 2025	103	103
Treasury stock, at cost - 1,137,995 shares held at July 4, 2026 and December 31, 2025	(25,335)	(25,335)
Capital in excess of par value	205,545	204,360
Retained earnings	195,231	197,270
Accumulated other comprehensive loss	(44,137)	(41,367)
Total Vishay Precision Group, Inc. stockholders' equity	332,751	336,371
Noncontrolling interests	(144)	(144)
Total equity	332,607	336,227
Total liabilities and equity	$450,723	$455,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Fiscal Quarter Ended
	July 4, 2026	June 28, 2025
Net revenues	$83,936	$75,161
Costs of products sold	51,497	44,567
Gross profit	32,439	30,594

Selling, general and administrative expenses	31,960	27,701
Restructuring costs	773	185
Operating (loss) income	(294)	2,708

Other expense:
Interest expense	(345)	(550)
Other	(1,215)	(1,262)
Other expense	(1,560)	(1,812)

(Loss) income before taxes	(1,854)	896

Income tax (benefit) expense	(148)	592

Net (loss) earnings	(1,706)	304
Less: net earnings attributable to noncontrolling interests	14	56
Net (loss) earnings attributable to VPG stockholders	$(1,720)	$248

Basic (loss) earnings per share attributable to VPG stockholders	$(0.13)	$0.02
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.13)	$0.02

Weighted average shares outstanding - basic	13,310	13,263
Weighted average shares outstanding - diluted	13,310	13,309

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Six Fiscal Months Ended
	July 4, 2026	June 28, 2025
Net revenues	$168,288	$146,902
Costs of products sold	102,974	89,262
Gross profit	65,314	57,640

Selling, general and administrative expenses	64,047	54,412
Restructuring costs	1,222	580
Operating income	45	2,648

Other expense:
Interest expense	(674)	(1,101)
Other	(1,384)	(1,938)
Other expense	(2,058)	(3,039)

Loss before taxes	(2,013)	(391)

Income tax (benefit) expense	(20)	260

Net loss	(1,993)	(651)
Less: net earnings attributable to noncontrolling interests	46	43
Net loss attributable to VPG stockholders	$(2,039)	$(694)

Basic loss per share attributable to VPG stockholders	$(0.15)	$(0.05)
Diluted loss per share attributable to VPG stockholders	$(0.15)	$(0.05)

Weighted average shares outstanding - basic	13,282	13,259
Weighted average shares outstanding - diluted	13,282	13,259

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited - In thousands)

	Fiscal Quarter Ended
	July 4, 2026	June 28, 2025
Comprehensive (loss) income attributable to VPG stockholders	$(1,706)	$304

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(961)	5,496
Pension and other postretirement actuarial items	(3)	12
Other comprehensive (loss) income	(964)	5,508

Comprehensive (loss) income	(2,670)	5,812

Less: comprehensive income attributable to noncontrolling interests	14	56

Comprehensive (loss) income attributable to VPG stockholders	$(2,684)	$5,756

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited - In thousands)

	Six Fiscal Months Ended
	July 4, 2026	June 28, 2025
Net loss	$(1,993)	$(651)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,778)	9,177
Pension and other postretirement actuarial items	8	4
Other comprehensive (loss) income	(2,770)	9,181

Comprehensive (loss) income	(4,763)	8,530

Less: comprehensive income attributable to noncontrolling interests	46	43

Comprehensive (loss) income attributable to VPG stockholders	$(4,809)	$8,487

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited - In thousands)

	Six Fiscal Months Ended
	July 4, 2026	June 28, 2025
Operating activities
Net loss	$(1,993)	$(651)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,287	7,889
(Gain) loss on sale of property and equipment	(136)	33
Share-based compensation expense	1,555	1,057
Inventory write-offs for obsolescence	1,329	1,649
Deferred expense taxes	(1,057)	(881)
Foreign currency impacts and other items	879	397
Net changes in operating assets and liabilities:
Accounts receivable	(6,592)	1,614
Inventories	(3,350)	(1,525)
Prepaid expenses and other current assets	(2,002)	(1,214)
Trade accounts payable	715	329
Other current liabilities	2,605	3,294
Other non current assets and liabilities, net	(370)	(1,012)
Accrued pension and other postretirement costs, net	(195)	232
Net cash (used in) provided by operating activities	(325)	11,211

Investing activities
Capital expenditures	(5,046)	(2,760)
Proceeds from sale of property and equipment	297	20
Net cash used in investing activities	(4,749)	(2,740)

Financing activities
Repayments on revolving facility	(5,000)	—
(Distributions) contributions from noncontrolling interests	(46)	108
Payments of employee taxes on certain share-based arrangements	(375)	(256)
Net cash used in financing activities	(5,421)	(148)
Effect of exchange rate changes on cash and cash equivalents	(1,169)	2,780
(Decrease) increase in cash and cash equivalents	(11,664)	11,103
Cash and cash equivalents at beginning of period	87,366	79,272
Cash and cash equivalents at end of period	$75,702	$90,375

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	1,544	$732
Supplemental disclosure of financing transactions:

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Fiscal Quarter Ended
	July 4, 2026
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Loss	Equity	Interests	Equity
Balance at April 4, 2026	$1,342	$103	$(25,335)	$204,829	$196,951	$(43,173)	$334,717	$(240)	$334,477
Net (loss) earnings	—	—	—	$—	(1,720)	—	(1,720)	14	(1,706)
Other comprehensive loss	—	—	—	$—	—	(964)	(964)	—	(964)
Share-based compensation expense	—	—	—	$718	—	—	718	—	718
Restricted stock issuances (19,428 shares)	2	—	—	$(2)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	$—	—	—	—	82	82
Balance at July 4, 2026	$1,344	$103	$(25,335)	$205,545	$195,231	$(44,137)	$332,751	$(144)	$332,607

	Fiscal Quarter Ended
	June 28, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at March 29, 2025	$1,338	$103	$(25,335)	$203,071	$191,035	$(45,224)	$324,988	$27	$325,015
Net earnings	—	—	—	—	248	—	248	56	304
Other comprehensive income	—	—	—	—	—	5,508	5,508	—	5,508
Share-based compensation expense	—	—	—	512	—	—	512	—	512
Restricted stock issuances ( 18, 679 shares)	1	—	—	(46)	—	—	(45)	—	(45)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(39)	(39)
Balance at June 28, 2025	$1,339	$103	$(25,335)	$203,537	$191,283	$(39,716)	$331,211	$44	$331,255

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Six Fiscal Months Ended July 4, 2026
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2025	$1,340	$103	$(25,335)	$204,360	$197,270	$(41,367)	$336,371	$(144)	$336,227
Net (loss) earnings	—	—	—	—	(2,039)	—	(2,039)	46	(1,993)
Other comprehensive loss	—	—	—	—	—	(2,770)	(2,770)	—	(2,770)
Share-based compensation expense	—	—	—	1,555	—	—	1,555	—	1,555
Restricted stock issuances (41,344 shares)	4	—	—	(370)	—	—	(366)	—	(366)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Balance at July 4, 2026	$1,344	$103	$(25,335)	$205,545	$195,231	$(44,137)	$332,751	$(144)	$332,607

	Six Fiscal Months Ended June 28, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	$321,967	$(107)	$321,860
Net earnings	—	—	—	—	(694)	—	(694)	43	(651)
Other comprehensive income	—	—	—	—	—	9,181	9,181	—	9,181
Share-based compensation expense	—	—	—	1,057	—	—	1,057	—	1,057
Restricted stock issuances (37,464 shares)	3	—	—	(303)	—	—	(300)	—	(300)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	108	108
Balance at June 28, 2025	$1,339	$103	$(25,335)	$203,537	$191,283	$(39,716)	$331,211	$44	$331,255

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of  December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The results of operations for the fiscal quarter ended  July 4, 2026 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2026 and 2025 end on the following dates:

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments in ASU 2025-11 are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements and related disclosures

In December 2025, the FASB issued ASU 2025-10 Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, presentation and disclosure requirements for government grants received by business entities, including guidance for grants related to an asset and grants related to income. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements and related disclosures.

Note 2 – Revenues

Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal Quarter Ended				Fiscal Quarter Ended
	July 4, 2026				June 28, 2025
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$12,415	$10,406	$13,857	$36,678	$10,756	$12,470	$12,708	$35,934
Europe	8,649	15,935	1,042	$25,626	7,170	13,819	721	21,710
Asia	8,309	3,963	2,711	$14,983	5,045	3,077	1,626	9,748
Canada	—	—	2,559	$2,559	—	14	4,115	4,129
Israel	4,045	45	—	$4,090	3,592	48	—	3,640
Total	$33,418	$30,349	$20,169	$83,936	$26,563	$29,428	$19,170	$75,161

	Six Fiscal Months Ended July 4, 2026				Six Fiscal Months Ended June 28, 2025
	Sensors	Weighing Solutions	Measurement Systems	Total	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$26,610	$22,338	$28,227	$77,175	$21,233	$23,655	$24,995	$69,883
Europe	$16,890	$30,736	$2,283	$49,909	15,517	25,912	1,190	42,619
Asia	$14,874	$7,373	$4,260	$26,507	9,908	6,196	3,838	19,942
Canada	$—	$1	$6,202	$6,203	—	22	7,393	7,415
Israel	$8,358	$136	$—	$8,494	6,962	81	—	7,043
Total	$66,732	$60,584	$40,972	$168,288	$53,620	$55,866	$37,416	$146,902

The following table disaggregates net revenue from contracts with customers by market sector (in thousands).

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Test & Measurement	$17,436	$14,881	$35,204	$29,614
Avionics, Military & Space	$10,359	7,278	$21,669	12,656
Transportation	$14,735	15,496	$29,535	30,927
Other Markets	$14,953	14,815	$31,314	28,063
Industrial Weighing	$9,407	9,450	$19,178	17,660
General Industrial	$6,932	4,318	$13,370	9,606
Steel	$10,114	8,923	$18,018	18,376
Total	$83,936	$75,161	$168,288	$146,902

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
		Accrued
	Unbilled	Customer
	Revenue	Advances
Balance at December 31, 2025	$3,593	$7,059
Balance at July 4, 2026	3,608	4,979
Increase (decrease)	$15	$(2,080)

The amount of revenue recognized during the six fiscal months ended July 4, 2026 that was included in the contract liability balance at December 31, 2025 was $5.1 million.

Note 3– Goodwill

The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by reporting unit is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		Steel	DSI	DTS	On-board weighing
Balance at December 31, 2025	$47,367	$8,099	$16,924	$16,033	$6,311
Foreign currency translation adjustment	$(277)	$(266)	$(11)	$—	$—
Balance at July 4, 2026	$47,090	7,833	16,913	16,033	6,311

Note 4 – Leases

The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to ten years, seven months, eight days.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	July 4, 2026	December 31, 2025
Assets
Operating lease right of use asset	$22,057	$22,892

Liabilities
Operating lease - current	$4,706	$4,347
Operating lease - non-current	$18,907	$19,547

Other information related to lease term and discount rate is as follows:

July 4, 2026
Operating leases weighted average remaining lease term (in years)	5.69
Operating leases weighted average discount rate	4.92%

The components of lease expense are as follows (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease cost	$1,417	$1,344	$2,832	$2,675
Short-term lease cost	62	15	82	39
Sublease income	(75)	(131)	(147)	(248)
Total net lease cost	$1,404	$1,228	$2,767	$2,466

Right of use assets obtained in exchange for new operating lease liability during the six fiscal months ended July 4, 2026 were $1.0 million. The Company paid $2.9 million and $2.7 million for its operating leases for each of the six fiscal months ended July 4, 2026 and June 28, 2025, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Undiscounted maturities of operating lease payments as of July 4, 2026 are summarized as follows (in thousands):

2026	$2,837
2027	5,199
2028	4,724
2029	4,181
2030	3,702
Thereafter	6,328
Total future minimum lease payments	$26,971
Less: amount representing interest	(3,358)
Present value of future minimum lease payments	$23,613

Note 5 – Income Taxes

For the fiscal quarter ended July 4, 2026, the Company reported tax benefits, and its effective tax rate was 8% compared to the fiscal quarter ended June 28, 2025, where the Company reported tax expenses, and its effective tax rate was 66%.

The year-over-year change in the effective tax rate was primarily driven by the valuation allowance on certain deferred tax assets and the impact of foreign currency exchange rate fluctuations on the tax provisions of our non-U.S. entities.

For the six months ended July 4, 2026, the Company reported tax benefits, and its effective tax rate of 1%, compared to the six months ended June 28, 2025, where the Company reported income taxes at an effective tax rate of (66)%.

The change in effective tax rate in the six months ended July 4, 2026, compared to the corresponding period in the prior fiscal year is mainly due to fiscal year 2025 second quarter profits that increased the Company’s tax expenses, in addition to the effect of foreign currency exchange rates on tax provisions in our non-US entities, and the valuation allowance on part of our deferred tax assets.

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

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	July 4, 2026	December 31, 2025
Credit Agreement - Revolving Facility, outstanding amount	$16,000	$21,000
Deferred financing costs	(360)	(417)
Total long-term debt. net	$15,640	$20,583

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

On July 17, 2025 and June 30, 2026, the Company made a partial repayment of the outstanding balance under the 2024 Credit Agreement in the amount of $11.0 million and $5.0 million, respectively, using proceeds from the sale of manufacturing facility and excess cash from operation. The repayment was made in accordance with the terms of the 2024 Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the 2024 Revolving Facility. As of July 4, 2026, the outstanding balance under the 2024 Revolving Facility was $16.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants as of  July 4, 2026. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Revolving Facility could become immediately payable.

Note 7 – Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income net of tax, consist of the following (in thousands):

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2026	$(41,403)	$36	$(41,367)
Other comprehensive loss before reclassifications	(2,778)	—	$(2,778)
Amounts reclassified from accumulated other comprehensive income	—	8	$8
Balance at July 4, 2026	$(44,181)	$44	$(44,137)

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2025	$(48,915)	$18	$(48,897)
Other comprehensive income before reclassifications	9,177	—	9,177
Amounts reclassified from accumulated other comprehensive loss	—	4	4
Balance at June 28, 2025	$(39,738)	$22	$(39,716)

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

Note 8 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal Quarter Ended		Fiscal Quarter Ended
	July 4, 2026		June 28, 2025
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$61	$3	$66	$3
Interest cost	210	26	205	28
Expected return on plan assets	(171)	—	(174)	—
Amortization of actuarial losses (gains)	—	(9)	2	(8)
Net periodic benefit cost	$100	$20	$99	$23

	Six Fiscal Months Ended		Six Fiscal Months Ended
	July 4, 2026		June 28, 2025
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$122	$6	$129	$7
Interest cost	421	51	406	57
Expected return on plan assets	(342)	—	(343)	—
Amortization of actuarial losses (gains)	1	(19)	5	(16)
Net periodic benefit cost	$202	$38	$197	$48

Note 9– Share-Based Compensation

The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At July 4, 2026, the Company had reserved 245,629 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.

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

On February 26, 2026, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 50% are performance-based. The awards have an aggregate grant-date fair value of $0.9 million and were comprised of 19,735 RSUs. The non performance portion of these awards (fifty percent) will vest on January 1, 2029, subject to the employees' continued employment. The performance-based portion (fifty percent) of the RSUs will also vest on January 1, 2029, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative adjusted earnings and adjusted cash flow goals, each weighted equally

During the second quarter of 2026, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Such awards were 50% are performance-based. The awards had an aggregate grant-date fair value of $0.2 million and were comprised of 3,264 RSUs. The non-performance portion of these awards will vest on March 31 and April 30, 2029, accordingly to each employee grant, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on March 31 and April 30, 2029, accordingly to each employee grant, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

On May 19, 2026, and in accordance with the Company's 2026 Non-Employee Director Compensation Plan, the Board of Directors (the "Board") approved the issuance of an aggregate of 4,100 RSUs to the independent board members of the Board. The awards had an aggregate grant-date fair value of $0.4 million and will vest on or before the 2027 Annual Stockholders Meeting in May 2027, subject to each applicable director's continued service on the Board. Vesting of equity awards is subject to acceleration under certain circumstances

The amount of compensation cost related to share-based payment transactions is measured based on the grant-date fair value of the equity instruments issued. VPG determines compensation cost for RSUs based on the grant-date fair value of the underlying common stock. The Company recognizes compensation cost for RSUs that are expected to vest and for which performance criteria are expected to be met. The following table summarizes share-based compensation expense recognized (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Share-based compensation expense	$718	$512	$1,555	$1,057

Note 10– Segment Information

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

Note 10– Segment Information (continued)

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Three Fiscal Months Ended July 4, 2026
Net third-party revenues	$33,418	$30,349	$20,169	$—	$83,936
Intersegment revenues	617	19	—	(636)	—
Total revenues	34,035	30,368	20,169	(636)	83,936
Costs of products sold	23,512	19,043	9,578	(636)	51,497
Gross profit	10,523	11,325	10,591	—	32,439
Research and development expenses	1,235	1,628	2,900	—	5,763
Segment selling, general, and administrative expenses (1)	5,493	5,470	5,000	10	15,973
Segment operating income	3,795	4,227	2,691	(10)	10,703
Other supplemental information:
Restructuring costs	25	501	141	106	773
Depreciation and amortization expense	1,618	739	1,110	610	4,077
Capital expenditures	2,244	105	240	155	2,744

Three Fiscal Months Ended June 28, 2025
Net third-party revenues	$26,563	$29,428	$19,170	$—	$75,161
Intersegment revenues	472	362	—	(834)	—
Total revenues	27,035	29,790	19,170	(834)	75,161
Costs of products sold	18,548	18,144	8,709	(834)	44,567
Gross profit	8,487	11,646	10,461	—	30,594
Research and development expenses	1,086	1,395	2,911	—	5,392
Segment selling, general, and administrative expenses (1)	3,650	4,893	4,635	—	13,178
Segment operating income	3,751	5,358	2,915	—	12,024
Other supplemental information:
Restructuring costs	—	(15)	15	185	185
Depreciation and amortization expense	1,555	730	1,077	493	3,855
Capital expenditures	764	213	504	50	1,531

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Six Fiscal Months Ended July 4, 2026
Net third-party revenues	$66,732	$60,584	$40,972	$—	$168,288
Intersegment revenues	954	29	—	(983)	—
Total revenues	67,686	60,613	40,972	(983)	168,288
Costs of products sold	45,574	38,948	19,435	(983)	102,974
Gross profit	22,112	21,665	21,537	—	65,314
Research and development expenses	2,393	3,110	5,852	—	11,355
Segment selling, general, and administrative expenses (1)	10,990	10,985	10,157	(36)	32,096
Segment operating income	8,729	7,570	5,528	36	21,863
Other supplemental information:
Restructuring costs	129	509	342	242	1,222
Depreciation and amortization expense	3,302	1,496	2,295	1,194	8,287
Capital expenditures	3,483	734	962	539	5,718

Six Fiscal Months Ended June 28, 2025
Net third-party revenues	$53,620	$55,866	$37,416	$—	$146,902
Intersegment revenues	831	362	—	(1,193)	—
Total revenues	54,451	56,228	37,416	(1,193)	146,902
Costs of products sold	37,817	34,865	17,773	(1,193)	89,262
Gross profit	16,634	21,363	19,643	—	57,640
Research and development expenses	2,042	2,636	5,579	—	10,257
Segment selling, general, and administrative expenses (1)	7,456	9,450	9,040	—	25,946
Segment operating income	7,136	9,277	5,024	—	21,437
Other supplemental information:
Restructuring costs	152	53	15	360	580
Depreciation and amortization expense	3,197	1,543	2,148	1,001	7,889
Capital expenditures	1,442	429	636	78	2,585

(1) Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding restructuring, share-based compensation, research and development expenses and amortization of intangible assets attributed to the segment.

Note 10– Segment Information (continued)

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Segment operating income	$10,703	$12,024	$21,863	$21,437
Restructuring costs	$773	$185	$1,222	$580
Unallocated G&A expenses	$10,224	$9,131	$20,596	$18,209
Operating (loss) income	$(294)	$2,708	$45	$2,648
Other expense	$(1,560)	$(1,812)	$(2,058)	$(3,039)
(Loss) income before taxes	$(1,854)	$896	$(2,013)	$(391)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal Quarter Ended		For the Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Sensors to Weighing Solutions	$437	$468	$762	$808
Sensors to Measurement Systems	161	3	163	22
Weighing Solutions to Sensors	19	362	29	362

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

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator:
Numerator for basic earnings per share:
Net earnings (loss) attributable to VPG stockholders	$(1,720)	$248	$(2,039)	$(694)

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,310	13,263	13,282	13,259

Effect of dilutive securities:
Restricted stock units	—	46	—	—
Dilutive potential common shares	—	46	—	—

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,310	13,309	13,282	13,259

Basic earnings (loss) per share attributable to VPG stockholders	$(0.13)	$0.02	$(0.15)	$(0.05)

Diluted earnings (loss) per share attributable to VPG stockholders	$(0.13)	$0.02	$(0.15)	$(0.05)

The Company’s potentially dilutive securities were excluded from the calculation of diluted loss per share for the quarter and six fiscal months ended July 4, 2026, as their inclusion would have had an anti-dilutive effect. The number of restricted stock units that had a potentially dilutive impact was 111 and 97 for the quarter and six fiscal months ended July 4, 2026, respectively, compared to 67 for the six fiscal months ended June 28, 2025.

Note 12 – Additional Financial Statement Information

Other Expense

The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Foreign currency exchange loss	$(1,244)	$(1,763)	$(1,487)	$(2,735)
Interest income	288	549	519	869
Pension expense	(44)	(11)	(88)	(22)
Other	(215)	(37)	(328)	(50)
	$(1,215)	$(1,262)	$(1,384)	$(1,938)

Foreign currency exchange gain or loss is due to volatility in the global currency markets. For the six fiscal months ended July 4, 2026 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel against the U.S. dollar. Foreign currency exchange loss for the six fiscal months ended June 28, 2025 was largely due to the fluctuation of the Japanese yen and the Israeli Shekel against the U.S. dollar.

Other Accrued Expenses and Other Current Liabilities

Other accrued expenses and Other current liabilities consist of the following (in thousands):

	July 4, 2026	December 31, 2025
Customer advance payments	$4,979	$7,059
Accrued restructuring	452	566
Goods received, not yet invoiced	3,908	2,615
Accrued taxes, other than income taxes	1,974	1,620
Accrued commissions	3,675	2,998
Accrued professional fees	1,938	1,765
Accrued technical warranty	869	888
Current accrued pensions and other post retirement costs	494	494
Income Taxes Payable	986	—
Deferred revenues	683	610
Customs and duties	595	416
Other	1,803	1,802
	$22,356	$20,833

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
July 4, 2026
Assets
Assets held in rabbi trusts	$6,943	$117	$6,826	$—

December 31, 2025
Assets
Assets held in rabbi trusts	$6,576	$52	$6,524	$—

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at  July 4, 2026 and December 31, 2025, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash and cash equivalents held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding capitalized deferred financing costs, at July 4, 2026 and December 31, 2025 approximates its carrying value as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2024 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

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

The Company recorded $0.8 million and $0.2 million of restructuring costs during the fiscal quarter ended July 4, 2026 and June 28, 2025, respectively, and $1.2 million and $0.6 million of restructuring costs during the six fiscal months ended July 4, 2026 and June 28, 2025, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs, including the consolidation of certain manufacturing operations to improve operational efficiency and optimize the Company's manufacturing.

The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of July 4, 2026 and December 31, 2025, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2025	566
Restructuring charges in 2026	1,222
Cash payments	(1,324)
Foreign currency exchange translation	(12)
Balance at July 4, 2026	$452

Note 15 – Commitments and Contingencies

Tax Assessment

During the second quarter of 2024, the Israeli Tax Authority issued a Value Added Tax (VAT) assessment to the Company, in the amount of ILS 8.4 million (approximately $2.8 million), pertaining to claims of VAT between the years 2019 to 2023.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. Given the significant uncertainty involved, the Company determined to only recognize IEEPA tariff refunds upon receipt. The Company has not received IEEPA tariff refunds during the three and six fiscal months ended July 4, 2026.

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

Net revenues for the fiscal quarter ended July 4, 2026 were $83.9 million versus $75.2 million for the comparable prior year period. Net loss attributable to VPG stockholders for the fiscal quarter ended July 4, 2026 was $1.7 million, or $0.13 per diluted share, compared to net earnings of $0.3 million or $0.02 per diluted share, for the comparable prior year period.

Net revenues for the six fiscal months ended July 4, 2026 were $168.3 million versus $146.9 million for the comparable prior year period. Net loss attributable to VPG stockholders for the six fiscal months ended July 4, 2026 was $2.0 million, or $0.15 per diluted share, compared to a net loss of $0.7 million or $0.05 per diluted share, for the comparable prior year period.

The results of operations for the fiscal quarters ended July 4, 2026 and June 28, 2025 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period.

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

	Gross Profit		Operating (Loss) Income		Net (Loss) Earnings Attributable to VPG Stockholders		Diluted (Loss) Earnings Per share
Three months ended	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
As reported - GAAP	$32,439	$30,594	$(294)	$2,708	$(1,720)	$248	(0.13)	$0.02
As reported - GAAP Margins	38.6%	40.7%	(0.4)%	3.6%	—	—	—	—
Start-up costs (a)	—	257	—	257	—	257	—	0.02
Restructuring costs	—	—	773	185	773	185	0.06	0.02
Severance cost	—	—	196	395	196	395	0.01	0.03
Stock-based compensation cost (b)	—	1	718	512	718	512	0.05	0.04
Foreign currency exchange loss (c)	—	—	—	—	1,244	1,763	0.09	0.13
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	625	707	0.04	0.05
As Adjusted - Non GAAP	$32,439	$30,852	$1,393	$4,057	$586	$2,653	$0.04	$0.21
As Adjusted - Non GAAP Margins	38.6%	41.0%	1.7%	5.4%

	Gross Profit		Operating Income		Net (Loss) Earnings Attributable to VPG Stockholders		Diluted (Loss)Earnings Per share
Six Fiscal Months Ended	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
As reported - GAAP	$65,314	$57,640	$45	$2,648	$(2,039)	$(694)	$(0.15)	$(0.05)
As reported - GAAP Margins	38.8%	39.2%	0.0%	1.8%	—	—	—	—
Start-up costs (a)	—	720	—	720	—	720	$—	$0.06
Restructuring costs	—	—	1,222	580	1,222	580	$0.09	$0.04
Severance cost	—	—	196	395	196	395	$0.01	$0.03
Stock-based compensation cost (b)	—	8	1,555	1,057	1,555	1,057	$0.12	$0.08
Foreign currency exchange loss (c)	—	—	—	—	1,487	2,735	$0.11	$0.21
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	928	1,241	$0.07	$0.09
As Adjusted - Non GAAP	$65,314	$58,368	$3,018	$5,400	$1,493	$3,552	$0.11	$0.28
As Adjusted - Non GAAP Margins	38.8%	39.7%	1.8%	3.7%

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net (loss) earnings attributable to VPG stockholders	$(1,720)	$248	$(2,039)	$(694)
Interest Expense	345	550	674	1,101
Income tax (benefit) expense	(148)	592	(19)	260
Depreciation	3,093	2,872	6,316	5,928
Amortization	984	982	1,971	1,960
Restructuring costs	773	185	1,222	580
Severance cost	196	395	196	395
Start-up costs (a)	—	257	—	720
Stock-based compensation cost (b)	718	512	1,555	1,057
Foreign currency exchange loss (c)	1,244	1,763	1,487	2,735
ADJUSTED EBITDA	$5,485	$8,356	$11,363	$14,042
ADJUSTED EBITDA MARGIN	6.5%	11.1%	6.8%	9.6%

(a)  Start-up cost 2025.

(b)  Share-based compensation cost excluded for Non-GAAP results, effective beginning 2026, with prior period comparability.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the second quarter of 2025 through the second quarter of 2026.

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2025	2025	2025	2026	2026
Net revenues	$75,161	$79,728	$80,573	$84,353	$83,936

Gross profit margin	40.7%	40.3%	36.8%	39.0%	38.6%

End-of-period backlog	$108,201	$107,624	$108,236	$124,995	$135,828

Book-to-bill ratio	1.06	1.00	1.01	1.21	1.14

Inventory turnover	2.09	2.20	2.38	2.45	2.45

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter
(dollars in thousands)	2025	2025	2025	2026	2026
Sensors
Net revenues	$26,563	$31,624	$30,402	$33,314	$33,418
Gross profit margin	32.0%	33.6%	28.5%	34.8%	31.5%
End-of-period backlog	$46,661	$48,503	$52,680	$63,993	$78,252
Book-to-bill ratio	1.12	1.07	1.15	1.36	1.44
Inventory turnover	2.27	2.66	2.86	2.85	2.90

Weighing Solutions
Net revenues	$29,428	$27,538	$27,739	$30,236	$30,349
Gross profit margin	39.6%	40.3%	33.0%	34.2%	37.3%
End-of-period backlog	$26,734	$23,639	$24,163	$26,568	$24,711
Book-to-bill ratio	0.92	0.89	1.02	1.09	0.94
Inventory turnover	2.62	2.25	2.44	2.66	2.60

Measurement Systems
Net revenues	$19,170	$20,566	$22,431	$20,803	$20,169
Gross profit margin	54.6%	50.5%	52.8%	52.6%	52.5%
End-of-period backlog	$34,805	$35,482	$31,392	$34,434	$32,866
Book-to-bill ratio	1.20	1.04	0.81	1.15	0.93
Inventory turnover	1.33	1.58	1.72	1.67	1.65

Net revenues for the second fiscal quarter of 2026 decreased 0.5% from the first fiscal quarter of 2026 primarily due to decreases in the Measurement Systems reporting segments, which were partially offset by increases in revenues in the Sensors and Weighing Solutions reporting segments. Net revenues for the second fiscal quarter of 2026 increased 11.7% from the second fiscal quarter of 2025 due to increases in all reporting segments. Main increase driven by our precision resistors serving AI-related semiconductor, aerospace and defense applications.

Net revenues in the Sensors reporting segment increased 0.3% compared to $33.3 million in the first fiscal quarter of 2026 and increased 25.8% from $26.6 million in the second fiscal quarter of 2025. Sequentially, the increase in revenue primarily reflected higher sales of precision resistors in the Test & Measurement and AMS markets, which was mostly offset by lower sales of strain gages in the Test and Measurement market. The year-over-year increase in revenue was primarily attributable to higher sales of precision resistors in the Test and Measurement and AMS and higher sales of strain gage sensors in the AMS and Other markets.

Net revenues in the Weighing Solutions reporting segment increased 0.4% from the first fiscal quarter of 2026 and increased 3.1% from the second fiscal quarter of 2025. Sequentially, higher revenue in the Transportation market was offset by lower revenue in Other markets. The year-over-year increase in revenue was mainly attributable to higher sales in the General Industrial market for process weighing applications.

Net revenues in the Measurement Systems reporting segment decreased 3.1% from the first fiscal quarter of 2026 and increased 5.2% from the second fiscal quarter of 2025. Sequentially, the decrease in revenue was primarily due to lower sales in the AMS and Transportation markets which were partially offset by higher sales in the Steel market. The year-over-year increase was primarily attributable to higher revenue in the AMS and Steel markets, which offset lower sales in the Transportation market.

Overall gross profit margin in the second fiscal quarter of 2026 decreased 0.4% as compared to the first fiscal quarter of 2026 mainly related to unfavorable foreign currency exchange rates in the Sensors reporting segment which mostly offset by increase in Weighing Solution segment. Gross profit margin in the second fiscal quarter of 2026 decreased 2.1% from the second fiscal quarter of 2025 across all three reporting segments, primarily due to unfavorable foreign currency exchange rate and manufacturing overhead, unfavorable product mix which offset higher volume

Optimize Core Competence

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

Effects of Foreign Currency Exchange Rate on Operations

For the fiscal quarter ended July 4, 2026, the effect of foreign currency exchange rates increased net revenues by $0.4 million, and increased costs of products sold and selling, general, and administrative expenses by $3.7 million, when compared to the comparable prior year period.

For the six fiscal months ended July 4, 2026, the effect of foreign currency exchange rates increased net revenues by $2.8 million, and increased costs of products sold and selling, general, and administrative expenses by $7.5 million, when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Costs of products sold	61.4%	59.3%	61.2%	60.8%
Gross profit	38.6%	40.7%	38.8%	39.2%
Selling, general, and administrative expenses	38.1%	36.9%	38.1%	37.0%
Operating (loss) income	(0.4)%	3.6%	0.0%	1.8%
(Loss) income before taxes	(2.2)%	1.2%	(1.2)%	(0.3)%
Net (loss) earnings	(2.0)%	0.4%	(1.2)%	(0.4)%
Net (loss) earnings attributable to VPG stockholders	(2.0)%	0.3%	(1.2)%	(0.5)%

Effective tax rate	8.0%	66.0%	1.0%	(66.5)%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$83,936	$75,161	$168,288	$146,902
Change versus comparable prior year period	$8,775		$21,386
Percentage change versus prior year period	11.7%		14.6%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	12.5%	11.6%
Change in average selling prices	(1.1)%	0.6%
Foreign currency effects	0.3%	2.4%
Net change	11.7%	14.6%

During the fiscal quarter ended July 4, 2026 net revenues increased by 11.7% as compared to the comparable prior year period, mainly due to higher volume on the Sensors segment and higher sales in the Test & Measurement and AMS markets. Net revenues for the six fiscal months ended July 4, 2026 increased by 14.6%, as compared to the comparable prior year periods. The year-over-year increase in revenues was driven mainly due to higher volume on the Sensors segment and higher sales in the Test & Measurement and Other markets.

Gross Profit Margin

Gross profit as a percentage of net revenues was as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gross profit margin	38.6%	40.7%	38.8%	39.2%

The gross profit margin for the fiscal quarter ended July 4, 2026 decreased by 2.1% and for the six fiscal months ended July 4, 2026 decreased by 0.4% as compared to the comparable prior year periods. Although all three reporting segments reported higher revenues during the second fiscal quarter of 2026, gross profit margin declined primarily due to an unfavorable foreign currency exchange rates, unfavorable sales volume mix and higher material and personnel costs.

Segments

Analysis of revenues and gross profit margins for each of our reportable segments is provided below.

Sensors

Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$33,418	$26,563	$66,732	$53,620
Change versus comparable prior year period	$6,855		$13,112
Percentage change versus prior year period	25.8%		24.5%

Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	30.8%	23.2%
Change in average selling prices	(2.5)%	(0.1)%
Foreign currency effects	(2.5)%	1.4%
Net change	25.8%	24.5%

The Sensors segment revenue of $33.4 million in the second fiscal quarter of 2026 increased 25.8% from $26.6 million in the second fiscal quarter of 2025. The year-over-year increase in revenue was primarily attributable to higher sales of precision resistors in the Test and Measurement and AMS and higher sales of strain gage sensors in the AMS and Other markets.

The Sensors segment revenues of $66.7 million in the six fiscal months ended July 4, 2026, increased 24.5% from $53.6 million as compared to the comparable prior year periods. The year-over-year increase in revenues was primarily attributable to higher sales of precision resistors in the Test and Measurement and higher sales of strain gage sensors in the AMS and Other markets.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gross profit margin	31.5%	32.0%	33.1%	31.0%

Gross profit margin for the Sensors segment was 31.5% for the second fiscal quarter of 2026, as compared to 32.0% in the second fiscal quarter of 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable foreign currency exchange rates, which offset higher volume.

Gross profit margin for the six fiscal months ended July 4, 2026 was 33.1%, as compared to 31.0% in the six fiscal months ended June 28, 2025. The year-over-year increase in gross profit margin was attributable to higher sales volume partially offset due to unfavorable foreign currency exchange rates and higher personnel cost.

Weighing Solutions

Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$30,349	$29,428	$60,584	$55,866
Change versus comparable prior year period	$921		$4,718
Percentage change versus prior year period	3.1%		8.4%

Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	2.1%	3.1%
Change in average selling prices	(0.2)%	1.8%
Foreign currency effects	1.2%	3.5%
Net change	3.1%	8.4%

The Weighing Solutions segment revenue of $30.3 million in the second fiscal quarter of 2026 increased 3.1% compared to $29.4 million in the second fiscal quarter of 2025. The year-over-year increase in revenue was mainly attributable to higher sales in the General Industrial market for process weighing applications.

The Weighing Solutions segment revenues of $60.6  million in the six fiscal months ended July 4, 2026, increased 8.4% from $55.9 million as compared to the comparable prior year periods. The year-over-year increase in revenues was mainly attributable to higher sales in the General Industrial, Transportation and Industrial Weighing markets.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gross profit margin	37.3%	39.6%	35.8%	38.2%

Gross profit margin for the Weighing Solutions segment was 37.3% for the second fiscal quarter of 2026, which decreased compared to 39.6% in the second fiscal quarter of 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable product mix, which offset higher volume.

Gross profit margin for the six fiscal months ended July 4, 2026 was 35.8% as compared to 38.2% in the six fiscal months ended June 28, 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable product mix and higher personnel cost, partially offset by higher volume and favorable foreign exchange rates.

Measurement Systems

Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net revenues	$20,169	$19,170	$40,972	$37,416
Change versus comparable prior year period	$999		$3,556
Percentage change versus prior year period	5.2%		9.5%

Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	4.3%	8.3%
Foreign currency effects	0.9%	1.2%
Net change	5.2%	9.5%

The Measurement Systems segment revenue of $20.2 million in the second fiscal quarter of 2026 increased by 5.2% compared to $19.2 million in the second fiscal quarter of 2025. The year-over-year increase was primarily attributable to higher revenue in the AMS and Steel markets, which offset lower sales in the Transportation market.

The Measurement Systems segment revenues of $41.0 million in the six fiscal months ended July 4, 2026, increased 9.5% from $37.4 million as compared to the comparable prior year periods. The year-over-year increase was primarily attributable to higher revenue in the AMS and Steel markets partially offset by lower sales in Transportation market.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Gross profit margin	52.5%	54.6%	52.6%	52.5%

Gross profit margin for the Measurement Systems segment was 52.5% for the second fiscal quarter of 2026 as compared to 54.6% in the second fiscal quarter of 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable product mix which offset higher volume.

Gross profit margin for the six fiscal months ended July 4, 2026 was 52.6% as compared to 52.5% in the six fiscal months ended June 28, 2025. The year-over-year increase in gross profit margin was primarily due to higher volume.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal Quarter Ended		Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Total SG&A expenses	$31,960	$27,701	$64,047	$54,412

As a percentage of net revenues	38.1%	36.9%	38.1%	37.0%

Selling, general and administrative expenses for the fiscal quarter ended and six fiscal months ended July 4, 2026 increased $4.3 million and $9.6 million respectively, compared to the comparable prior year period. The increases were primarily attributable to foreign exchange impacts, higher bonus reserve reflecting improved operating performance, and investments in organizational infrastructure and strategic growth initiatives recently announced organizational changes and the establishment of the Chief Business and Product Officer and Chief Operating Officer functions.

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

The Company recorded $0.8 million and $0.2 million of restructuring costs during the fiscal quarter ended July 4, 2026 and June 28, 2025, respectively, and $1.2 million and $0.6 million of restructuring costs during the six fiscal months ended July 4, 2026 and June 28, 2025, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs, including the consolidation of certain manufacturing operations to improve operational efficiency and optimize the Company's manufacturing.

Other Income (Expense)

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal Quarter Ended
	July 4, 2026	June 28, 2025	Change
Foreign currency exchange loss	$(1,244)	$(1,763)	$519
Interest income	288	549	(261)
Pension expense	(44)	(11)	(33)
Other	(215)	(37)	(178)
	$(1,215)	$(1,262)	$47

	Six Fiscal Months Ended
	July 4, 2026	June 28, 2025	Change
Foreign currency exchange loss	$(1,487)	$(2,735)	$1,248
Interest income	519	869	(350)
Pension expense	(88)	(22)	(66)
Other	(328)	(50)	(278)
	$(1,384)	$(1,938)	$554

Foreign currency exchange gain or loss are due to volatility in the global currency markets. For the fiscal quarter ended July 4, 2026 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel against the U.S. dollar. For the six fiscal months ended July 4, 2026 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel against the U.S. dollar.

Income Taxes

For the fiscal quarter ended July 4, 2026, the Company reported tax benefits, and its effective tax rate was 8% compared to the fiscal quarter ended June 28, 2025, where the Company reported tax expenses, and its effective tax rate was 66%.

The year-over-year change in the effective tax rate was primarily driven by the valuation allowance on certain deferred tax assets and the impact of foreign currency exchange rate fluctuations on the tax provisions of our non-U.S. entities.

For the six months ended July 4, 2026, the Company reported tax benefits, and its effective tax rate of 1%, compared to the six months ended June 28, 2025, where the Company reported income taxes at an effective tax rate of (66)%.

The change in effective tax rate in the six months ended July 4, 2026, compared to the corresponding period in the prior fiscal year is mainly due to fiscal year 2025 second quarter profits that increased the Company’s tax expenses, in addition to the effect of foreign currency exchange rates on tax provisions in our non-US entities, and the valuation allowance on part of our deferred tax assets.

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

Financial Condition, Liquidity, and Capital Resources

The Company believes that its current cash and cash equivalents, credit facilities and projected cash from operations will be sufficient to support its working capital requirements, capital expenditures and strategic initiatives for the foreseeable future.

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

On July 17, 2025 and June 30, 2026, the Company made a partial repayment of the outstanding balance under the 2024 Credit Agreement in the amount of $11.0 million and $5.0 million, respectively, using proceeds from the sale of manufacturing facility and excess cash from operation. The repayments were made in accordance with the terms of the 2024 Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the 2024 Revolving Facility. As of July 4, 2026, the outstanding balance under the 2024 Revolving Facility was $16.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at July 4, 2026. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Our business has historically generated significant cash flow. For the six fiscal months ended July 4, 2026, cash provided by operating activities was $(0.3) million compared to $11.2 million in the comparable prior year period. Our net cash used in investing activities for the six fiscal months ended July 4, 2026 was higher compared to the prior year period mainly due to higher capital spending. Our net cash used in financing activities for the six fiscal months ended July 4, 2026 was significantly higher when compared with the prior year period, due to the partial repayment on the 2024 Revolving Facility.

Approximately 89% of our cash and cash equivalents balance at July 4, 2026 and 91% at December 31, 2025 were held by our non-U.S. subsidiaries.

See the following table for the percentage of cash and cash equivalents, by region, at July 4, 2026 and December 31, 2025:

	July 4, 2026	December 31, 2025
Asia	27%	22%
United States	11%	9%
Israel	20%	31%
Europe	35%	30%
Canada	7%	8%
	100%	100%

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

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of July 4, 2026, to be indefinitely reinvested.

Adjusted free cash flow generated during the six fiscal months ended July 4, 2026, was $(5.1) million. We refer to the amount of cash provided by operating activities ($(0.3) million) in excess of our capital expenditures ($5.0 million), net of proceeds from the sale of assets ($0.3 million) as “adjusted free cash flow.”

The following table summarizes the components of net cash at July 4, 2026 and December 31, 2025 (in thousands):

	July 4, 2026	December 31, 2025
Cash and cash equivalents	$75,702	$87,366

Third-party long-term debt:
Revolving debt	21,000	32,000
Repayment of credit facility	(5,000)	(11,000)
Deferred financing costs	(360)	(417)
Total third-party debt	15,640	20,583
Net cash	$60,062	$66,783

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

Our financial condition as of July 4, 2026 remains strong, with a current ratio (current assets to current liabilities) of 4.1 to 1.0, as compared to a current ratio of 4.5 to 1.0 at December 31, 2025.

Cash paid for property and equipment for the six fiscal months ended July 4, 2026 was $5.0  million compared to $2.8  million in the comparable prior year period. The increase reflects the Company’s continued investment in equipment as part of its strategic focus on expanding operational infrastructure. These investments are intended to enhance capacity and support the Company’s long-term revenue growth and business expansion plans.

As of July 4, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter ended July 4, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonable likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the fiscal quarter ended July 4, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. EXHIBITS

10.1	Transition and Separation Agreement, dated May 19, 2026, by and between Vishay Precision Group, Inc. and William M. Clancy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2026.
10.2	Amendment to Employment Agreement, dated May 19, 2026, by and between Vishay Advanced Technologies, Ltd. and Ziv Shoshani, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2026.
10.3	Amendment to Employment Agreement, dated May 19, 2026, by and between Vishay Advanced Technologies, Ltd. and Amir Tal, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2026.
10.4	Employment Agreement, dated May 19, 2026, by and between Vishay Advanced Technologies, Ltd. and Yair Alcobi, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2026.
10.5	Employment Agreement, dated May 19, 2026, by and between Vishay Advanced Technologies, Ltd. and Rafi Ouzan, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2026.
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended July 4, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

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

Date: August 5, 2026