Form 10-Q
period 2026-10-03
Vishay Precision Group, Inc.
filed 2026-11-04
CIK 1487952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   October 3, 2026

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

As of November 4, 2026, the registrant had 12,297,543 shares of its common stock and 1,022,887 shares of its Class B convertible common stock outstanding.

VISHAY PRECISION GROUP, INC.

FORM 10-Q

October 3, 2026

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VISHAY PRECISION GROUP, INC. Consolidated Condensed Balance Sheets (In thousands)

	October 3, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,853	$87,366
Accounts receivable, net	63,100	56,348
Inventories:
Raw materials	32,566	32,760
Work in process	31,841	25,794
Finished goods	22,926	24,269
Inventories, net	87,333	82,823

Prepaid expenses and other current assets	23,574	20,425
Total current assets	254,860	246,962

Property and equipment:
Land	2,363	2,382
Buildings and improvements	80,810	78,737
Machinery and equipment	143,284	137,230
Software	12,270	11,692
Construction in progress	4,839	4,162
Accumulated depreciation	(165,794)	(158,123)
Property and equipment, net	77,772	76,080

Goodwill	47,046	47,367
Intangible assets, net	35,128	38,227
Operating lease right-of-use assets	22,071	22,892
Other non-current assets	26,435	24,361
Total assets	$463,311	$455,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Balance Sheets

(In thousands)

	October 3, 2026	December 31, 2025
	(Unaudited)
Liabilities and equity
Current liabilities:
Trade accounts payable	$16,120	$10,530
Payroll and related expenses	22,176	19,569
Other accrued expenses and other current liabilities	27,826	20,833
Current portion of operating lease liabilities	4,857	4,347
Total current liabilities	70,979	55,279

Long-term debt	15,668	20,583
Deferred income taxes	3,663	3,834
Operating lease liabilities	18,418	19,547
Other non-current liabilities	14,740	14,200
Accrued pension and other postretirement costs	6,449	6,219
Total liabilities	129,917	119,662

Equity:
Common stock, par value $0.10 per share: 25,000,000 shares authorized; 12,297,543 shares outstanding as of October 3, 2026 and 12,256,197 shares outstanding as of December 31, 2025	1,344	1,340
Class B convertible common stock, par value $0.10 per share: 3,000,000 shares authorized; 1,022,887 shares outstanding as of October 3, 2026 and December 31, 2025	103	103
Treasury stock, at cost - 1,137,995 shares held at October 3, 2026 and December 31, 2025	(25,335)	(25,335)
Capital in excess of par value	206,275	204,360
Retained earnings	195,790	197,270
Accumulated other comprehensive loss	(44,813)	(41,367)
Total Vishay Precision Group, Inc. stockholders' equity	333,364	336,371
Noncontrolling interests	30	(144)
Total equity	333,394	336,227
Total liabilities and equity	$463,311	$455,889

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Fiscal Quarter Ended
	October 3, 2026	September 27, 2025
Net revenues	$85,071	$79,728
Costs of products sold	50,890	47,603
Gross profit	34,181	32,125

Selling, general and administrative expenses	31,195	27,296
Gain on asset held for sale	—	(5,544)
Restructuring costs	275	214
Operating income	2,711	10,159

Other expense:
Interest expense	(272)	(425)
Other	398	159
Other income (expense)	126	(266)

Income before taxes	2,837	9,893

Income tax expense	2,053	1,961

Net earnings	784	7,932
Less: net earnings attributable to noncontrolling interests	225	74
Net earnings attributable to VPG stockholders	$559	$7,858

Basic earnings per share attributable to VPG stockholders	$0.04	$0.59
Diluted earnings per share attributable to VPG stockholders	$0.04	$0.59

Weighted average shares outstanding - basic	13,320	13,279
Weighted average shares outstanding - diluted	13,431	13,344

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Operations

(Unaudited - In thousands, except per share amounts)

	Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025
Net revenues	$253,359	$226,630
Costs of products sold	153,864	136,866
Gross profit	99,495	89,764

Selling, general and administrative expenses	95,241	81,708
Gain on asset held for sale	—	(5,544)
Restructuring costs	1,498	793
Operating income	2,756	12,807

Other expense:
Interest expense	(945)	(1,525)
Other	(987)	(1,781)
Other expense	(1,932)	(3,306)

Income before taxes	824	9,501

Income tax expense	2,033	2,220

Net (loss) earnings	(1,209)	7,281
Less: net earnings attributable to noncontrolling interests	271	117
Net (loss) earnings attributable to VPG stockholders	$(1,480)	$7,164

Basic (loss) earnings per share attributable to VPG stockholders	$(0.11)	$0.54
Diluted (loss) earnings per share attributable to VPG stockholders	$(0.11)	$0.54

Weighted average shares outstanding - basic	13,283	13,260
Weighted average shares outstanding - diluted	13,283	13,307

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited - In thousands)

	Fiscal Quarter Ended
	October 3, 2026	September 27, 2025
Net earnings	$784	$7,932

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(682)	(1,806)
Pension and other postretirement actuarial items	6	2
Other comprehensive loss	(676)	(1,804)

Comprehensive income	108	6,128

Less: comprehensive income attributable to noncontrolling interests	225	74

Comprehensive (loss) income attributable to VPG stockholders	$(117)	$6,054

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Comprehensive Income

(Unaudited - In thousands)

	Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025
Net (loss) earnings	$(1,209)	$7,281

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,459)	7,363
Pension and other postretirement actuarial items	13	14
Other comprehensive (loss) income	(3,446)	7,377

Comprehensive (loss) income	(4,655)	14,658

Less: comprehensive income attributable to noncontrolling interests	271	117

Comprehensive (loss) income attributable to VPG stockholders	$(4,926)	$14,541

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited - In thousands)

	Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025
Operating activities
Net (loss) earnings	$(1,209)	$7,281
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,482	11,878
(Gain) loss on sale of property and equipment	(137)	64
Gain on asset held for sale	—	(5,544)
Share-based compensation expense	2,285	1,550
Inventory write-offs for obsolescence	2,054	2,334
Deferred expense taxes	(1,409)	(2,322)
Foreign currency impacts and other items	517	270
Net changes in operating assets and liabilities:
Accounts receivable	(7,497)	(6,223)
Inventories	(7,398)	(2,084)
Prepaid expenses and other current assets	(3,462)	(2,863)
Trade accounts payable	4,817	323
Other current liabilities	10,365	6,499
Other non current assets and liabilities, net	(386)	(1,335)
Accrued pension and other postretirement costs, net	(281)	126
Net cash provided by operating activities	10,741	9,954

Investing activities
Capital expenditures	(10,624)	(4,953)
Proceeds from sale of property and equipment	301	10,891
Net cash (used in) provided investing activities	(10,323)	5,938

Financing activities
Repayments on revolving facility	(5,000)	(11,000)
(Distributions) contributions from noncontrolling interests	(96)	36
Payments of employee taxes on certain share-based arrangements	(375)	(256)
Net cash used in financing activities	(5,471)	(11,220)
Effect of exchange rate changes on cash and cash equivalents	(1,460)	2,309
(Decrease) increase in cash and cash equivalents	(6,513)	6,981
Cash and cash equivalents at beginning of period	87,366	79,272
Cash and cash equivalents at end of period	80,853	$86,253

Supplemental disclosure of investing transactions:
Capital expenditures accrued but not yet paid	1,817	$1,239

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Fiscal Quarter Ended
	October 3, 2026
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Loss	Equity	Interests	Equity
Balance at July 4, 2026	$1,344	$103	$(25,335)	$205,545	$195,231	$(44,137)	$332,751	$(144)	$332,607
Net earnings	—	—	—	—	559	—	559	225	784
Other comprehensive loss	—	—	—	—	—	(676)	(676)	—	(676)
Share-based compensation expense	—	—	—	730	—	—	730	—	730
Distributions from noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Balance at October 3, 2026	$1,344	$103	$(25,335)	$206,275	$195,790	$(44,813)	$333,364	$30	$333,394

	Fiscal Quarter Ended
	September 27, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Loss	Equity	Interests	Equity
Balance at June 28, 2025	$1,339	$103	$(25,335)	$203,537	$191,283	$(39,716)	$331,211	$44	$331,255
Net earnings	—	—	—	—	7,858	—	7,858	74	7,932
Other comprehensive loss	—	—	—	—	—	(1,804)	(1,804)	—	(1,804)
Share-based compensation expense	—	—	—	493	—	—	493	—	493
Restricted stock issuances ( 3,065 shares)	1	—	—	(1)	—	—	(0)	—	(0)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Balance at September 27, 2025	$1,340	$103	$(25,335)	$204,029	$199,141	$(41,520)	$337,758	$46	$337,804

See accompanying notes.

VISHAY PRECISION GROUP, INC.

Consolidated Condensed Statements of Equity

(Unaudited - In thousands, except share amounts)

	Nine Fiscal Months Ended October 3, 2026
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Loss	Equity	Interests	Equity
Balance at December 31, 2025	$1,340	$103	$(25,335)	$204,360	$197,270	$(41,367)	$336,371	$(144)	$336,227
Net loss	—	—	—	—	(1,480)	—	(1,480)	271	(1,209)
Other comprehensive loss	—	—	—	—	—	(3,446)	(3,446)	—	(3,446)
Share-based compensation expense	—	—	—	2,285	—	—	2,285	—	2,285
Restricted stock issuances (41,344 shares)	4	—	—	(370)	—	—	(366)	—	(366)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(97)	(97)
Balance at October 3, 2026	$1,344	$103	$(25,335)	$206,275	$195,790	$(44,813)	$333,364	$30	$333,394

	Nine Fiscal Months Ended September 27, 2025
		Class B				Accumulated
		Convertible		Capital in		Other	Total VPG Inc.
	Common	Common	Treasury	Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2024	$1,336	$103	$(25,335)	$202,783	$191,977	$(48,897)	$321,967	$(107)	$321,860
Net earnings	—	—	—	—	7,164	—	7,164	117	7,281
Other comprehensive income	—	—	—	—	—	7,377	7,377	—	7,377
Share-based compensation expense	—	—	—	1,550	—	—	1,550	—	1,550
Restricted stock issuances (40,529 shares)	4	—	—	(304)	—	—	(300)	—	(300)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Balance at September 27, 2025	$1,340	$103	$(25,335)	$204,029	$199,141	$(41,520)	$337,758	$46	$337,804

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

Interim Financial Statements

These unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and therefore do not include all information and footnotes necessary for the presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of  December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, included in VPG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. The results of operations for the fiscal quarter ended  October 3, 2026 are not necessarily indicative of the results to be expected for the full year. VPG reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31. The four fiscal quarters in 2026 and 2025 end on the following dates:

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

Note 2 – Revenues

Revenue Recognition

The following table disaggregates net revenue by geographic region from contracts with customers based on net revenues generated by subsidiaries within that geographic location (in thousands):

	Fiscal Quarter Ended				Fiscal Quarter Ended
	October 3, 2026				September 27, 2025
	Sensors	Weighing Solutions	Measurement Systems	Total (a)	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$15,616	$7,689	$15,568	$38,873	$13,685	$11,665	$10,581	$35,931
Europe	10,344	13,513	1,116	24,973	8,363	12,778	3,371	24,512
Asia	9,210	3,329	2,281	14,820	5,492	3,043	2,683	11,218
Canada	—	10	3,156	3,166	—	—	3,931	3,931
Israel	3,195	44	—	3,239	4,085	51	—	4,136
Total	$38,365	$24,585	$22,121	$85,071	$31,625	$27,537	$20,566	$79,728

	Nine Fiscal Months Ended October 3, 2026				Nine Fiscal Months Ended September 27, 2025
	Sensors	Weighing Solutions	Measurement Systems	Total (a)	Sensors	Weighing Solutions	Measurement Systems	Total
United States	$42,226	$30,026	$43,795	$116,047	$34,918	$35,320	$35,576	$105,814
Europe	27,235	44,249	3,398	74,882	23,879	38,690	4,561	67,130
Asia	24,084	10,703	6,541	41,328	15,400	9,240	6,521	31,161
Canada	—	11	9,359	9,370	—	22	11,325	11,347
Israel	11,552	180	—	11,732	11,046	132	—	11,178
Total	$105,097	$85,169	$63,093	$253,359	$85,243	$83,404	$57,983	$226,630

The following table disaggregates net revenue from contracts with customers by market sector
(in thousands)
.

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Test & Measurement	$22,859	$16,829	$58,062	$46,442
Avionics, Military & Space	10,101	7,262	31,770	19,918
Transportation	13,821	14,724	43,356	45,651
Other Markets	12,315	14,352	43,629	42,415
Industrial Weighing	7,992	9,083	27,170	26,742
General Industrial	6,542	5,720	19,913	15,326
Steel	11,441	11,758	29,459	30,136
Total	$85,071	$79,728	$253,359	$226,630

(a) Net revenues for the fiscal quarter ended October 3, 2026 and nine fiscal months ended October 3, 2026 are reduced by $2.3 million for tariff refunds passed through to customers, with no impact on gross profit.

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

The outstanding contract assets and liability accounts were as follows (in thousands):

	Contract Asset	Contract Liability
		Accrued
	Unbilled	Customer
	Revenue	Advances
Balance at December 31, 2025	$3,593	$7,059
Balance at October 3, 2026	3,173	7,382
(Decrease) Increase	$(420)	$323

The amount of revenue recognized during the nine fiscal months ended October 3, 2026 that was included in the contract liability balance at December 31, 2025 was $5.1 million.

Note 3– Goodwill

The Company tests the goodwill in each of its goodwill reporting units for impairment at least annually, as of the first day of its fourth quarter, and whenever events or changes in circumstances indicating that a possible impairment may have been incurred.

The change in the carrying amount of goodwill by reporting unit is as follows (in thousands):

	Total	Measurement Systems			Weighing Solutions
		Steel	DSI	DTS	On-board weighing
Balance at December 31, 2025	$47,367	$8,099	$16,924	$16,033	$6,311
Foreign currency translation adjustment	$(321)	$(306)	$(15)	$—	$—
Balance at October 3, 2026	$47,046	7,793	16,909	16,033	6,311

Note 4 – Leases

The Company primarily leases office and manufacturing facilities in addition to vehicles, which have remaining terms of less than one year to ten years, one month, six days.

Leases recorded on the balance sheet consist of the following (in thousands):

Leases	October 3, 2026	December 31, 2025
Assets
Operating lease right of use asset	$22,071	$22,892

Liabilities
Operating lease - current	$4,857	$4,347
Operating lease - non-current	$18,418	$19,547

Other information related to lease term and discount rate is as follows:

October 3, 2026
Operating leases weighted average remaining lease term (in years)	5.44
Operating leases weighted average discount rate	4.96%

The components of lease expense are as follows (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Operating lease cost	$1,431	$1,373	$4,263	$4,048
Short-term lease cost	63	46	188	82
Sublease income	(74)	(139)	(221)	(387)
Total net lease cost	$1,420	$1,280	$4,230	$3,743

Right of use assets obtained in exchange for new operating lease liability during the nine fiscal months ended October 3, 2026 were $2.2 million. The Company paid $4.4 million and $4.0 million for its operating leases for each of the nine fiscal months ended October 3, 2026 and September 27, 2025, which are included in operating cash flows on the consolidated condensed statements of cash flows.

Undiscounted maturities of operating lease payments as of October 3, 2026 are summarized as follows (in thousands):

2026	$1,475
2027	5,475
2028	5,002
2029	4,362
2030	3,765
Thereafter	6,383
Total future minimum lease payments	$26,462
Less: amount representing interest	(3,187)
Present value of future minimum lease payments	$23,275

Note 5 – Income Taxes

For the fiscal quarter ended October 3, 2026, the Company reported tax expenses, and its effective tax rate was 72.4% compared to the fiscal quarter ended September 27, 2025, where the Company reported tax expenses, and its effective tax rate was 19.8%.

The year-over-year change in the effective tax rate was primarily driven by the changes in the geographic mix of earnings among our foreign subsidiaries, valuation allowance on certain deferred tax assets and the impact of foreign currency exchange rate fluctuations on the tax provisions of our non-U.S. entities.

For the nine months ended October 3, 2026, the Company reported tax expenses, and its effective tax rate of 246.7%, compared to the nine months ended September 27, 2025, where the Company reported tax expenses at an effective tax rate of 23.4%.

The change in effective tax rate in the nine months ended October 3, 2026, compared to the corresponding period in the prior fiscal year is mainly due to fiscal year 2026 third quarter profits that increased the Company’s tax expenses and the changes in the geographic mix of earnings among our foreign subsidiaries, in addition to the effect of foreign currency exchange rates on tax provisions in our non-US entities, and the valuation allowance on part of our deferred tax assets.

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

Note 6 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 3, 2026	December 31, 2025
Credit Agreement - Revolving Facility, outstanding amount	$16,000	$21,000
Deferred financing costs	(332)	(417)
Total long-term debt, net	$15,668	$20,583

2024 Credit Agreement

On August 15, 2024, the Company entered into a Fourth Amended and Restated Credit Agreement (the “2024 Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and HSBC as joint lead arrangers and joint bookrunner, and JPMorgan Chase Bank, N.A., as agent for such lenders, pursuant to which its previously existing credit agreement was amended and restated to, among other things, extend the maturity date from March 20, 2025 to August 15, 2029 and adjust the interest rate and commitment fee. The 2024 Credit Agreement provides for a multicurrency, secured credit facility (the “2024 Revolving Facility”) in an aggregate principal amount of $75.0 million, with a sublimit of $10 million which can be used for letters of credit for the account of the Company or its subsidiaries that are parties to the 2024 Credit Agreement, the proceeds of which may be used for working capital and general corporate purposes, and a portion of which were used to refinance the existing credit facility. The aggregate principal amount of the 2024 Revolving Facility may be increased by a maximum of $25.0 million upon the request of the Company, subject to the terms of the 2024 Credit Agreement. The Company may elect to make loans under the 2024 Revolving Facility in US Dollars, Euros, Canadian Dollars, Sterling, Japanese Yen or such other freely convertible foreign currency.

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

On July 17, 2025 and June 30, 2026, the Company made a partial repayment of the outstanding balance under the 2024 Credit Agreement in the amount of $11.0 million and $5.0 million, respectively, using proceeds from the sale of manufacturing facility and excess cash from operation. The repayment was made in accordance with the terms of the 2024 Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the 2024 Revolving Facility. As of October 3, 2026, the outstanding balance under the 2024 Revolving Facility was $16.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants as of  October 3, 2026. If the Company is not in compliance with any of these covenant restrictions, the 2024 Revolving Facility could be terminated by the lenders, and all amounts outstanding pursuant to the 2024 Revolving Facility could become immediately payable.

Note 7 – Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income net of tax, consist of the following (in thousands):

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2026	$(41,403)	$36	$(41,367)
Other comprehensive loss before reclassifications	(3,459)	—	$(3,459)
Amounts reclassified from accumulated other comprehensive income	—	13	$13
Balance at October 3, 2026	$(44,862)	$49	$(44,813)

	Foreign	Pension
	Currency	and Other
	Translation	Postretirement
	Adjustment	Actuarial Items	Total
Balance at January 1, 2025	$(48,915)	$18	$(48,897)
Other comprehensive income before reclassifications	7,363	—	7,363
Amounts reclassified from accumulated other comprehensive income	—	14	14
Balance at September 27, 2025	$(41,552)	$32	$(41,520)

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

Note 8 – Pension and Other Postretirement Benefits

Employees of VPG participate in various defined benefit pension and other postretirement benefit ("OPEB") plans. The following table sets forth the components of the net periodic benefit cost for the Company's defined benefit pension and OPEB plans (in thousands):

	Fiscal Quarter Ended		Fiscal Quarter Ended
	October 3, 2026		September 27, 2025
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$61	$3	$66	$3
Interest cost	210	26	208	28
Expected return on plan assets	(170)	—	(176)	—
Amortization of actuarial losses (gains)	—	(9)	2	(8)
Net periodic benefit cost	$101	$20	$100	$23

	Nine Fiscal Months Ended		Nine Fiscal Months Ended
	October 3, 2026		September 27, 2025
	Pension	OPEB	Pension	OPEB
	Plans	Plans	Plans	Plans
Net service cost	$183	$9	$195	$10
Interest cost	631	77	613	85
Expected return on plan assets	(512)	—	(519)	—
Amortization of actuarial losses (gains)	1	(28)	7	(24)
Net periodic benefit cost	$303	$58	$296	$71

Note 9 – Share-Based Compensation

The Vishay Precision Group, Inc. 2022 Stock Incentive Plan (the "2022 plan") permits issuance of up to 608,000 shares of common stock. At October 3, 2026, the Company had reserved 245,293 shares of common stock for future grants of equity awards (restricted stock, unrestricted stock, restricted stock units ("RSUs"), or stock options) pursuant to the 2022 plan. If any outstanding awards are forfeited by the holder or canceled by the Company, the underlying shares would be available for re-grant to others. If shares are withheld for payment of taxes, those shares do not become available for grant under the 2022 plan.

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

On February 26, 2026, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Certain employees received awards, of which 50% performance-based. The awards have an aggregate grant-date fair value of $0.9 million and were comprised of 19,735 RSUs. The non performance portion of these awards (fifty percent) will vest on January 1, 2029, subject to the employees' continued employment. The performance-based portion (fifty percent) of the RSUs will also vest on January 1, 2029, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative adjusted earnings and adjusted cash flow goals, each weighted equally

During the second quarter of 2026, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Such awards were 50% performance-based. The awards had an aggregate grant-date fair value of $0.2 million and were comprised of 3,264 RSUs. The non-performance portion of these awards will vest on March 31 and April 30, 2029, accordingly to each employee grant, subject to the employees' continued employment. The performance-based portion of the RSUs will also vest on March 31 and April 30, 2029, accordingly to each employee grant, subject to the employees' continued employment and the satisfaction of certain performance objectives relating to three-year cumulative earnings and cash flow goals, each weighted equally.

During the third quarter of 2026, certain non-executive VPG employees were granted annual equity awards in the form of RSUs. Such awards were 50% are performance-based. The awards had an aggregate grant-date fair value with less than $0.1 million and were comprised of 336 RSUs. The performance and non-performance base portions of the RSUs will vest on June 15, 2029  and August 2, 2029 according to each employee grant, subject to same conditions stated above.

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

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Share-based compensation expense	$730	$493	$2,285	$1,550

Note 10 – Segment Information

VPG reports in three reportable segments: Sensors segment, Weighing Solutions segment, and Measurement Systems. The Sensors reporting segment is comprised of the foil resistor and strain gage operating segments. The Weighing Solutions segment is comprised of specialized modules and systems used to precisely measure weight, force torque, and pressure. The Measurement Systems reporting segment is comprised of highly specialized systems for steel production, materials development, and safety testing.

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

The following table sets forth reporting segment information (in thousands):

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Three Fiscal Months Ended October 3, 2026
Net third-party revenues	$38,365	$24,585	$22,121	$—	$85,071
Intersegment revenues	802	68	—	(870)	—
Total revenues	39,167	24,653	22,121	(870)	85,071
Costs of products sold	26,720	15,410	9,630	(870)	50,890
Research and development expenses	1,279	1,325	2,829	—	5,433
Segment selling, general, and administrative expenses (1)	6,010	4,775	4,402	37	15,224
Segment operating income	5,158	3,143	5,260	(37)	13,524
Other supplemental information:
Restructuring costs	—	132	70	73	275
Depreciation and amortization expense	1,737	763	1,085	610	4,195
Capital expenditures	4,546	1,043	226	36	5,851

Three Fiscal Months Ended September 27, 2025
Net third-party revenues	$31,624	$27,538	$20,566	$—	$79,728
Intersegment revenues	405	158	—	(563)	—
Total revenues	32,029	27,696	20,566	(563)	79,728
Costs of products sold	21,403	16,586	10,177	(563)	47,603
Research and development expenses	980	1,305	2,754	—	5,039
Segment selling, general, and administrative expenses (1)	4,152	4,951	4,555	—	13,658
Segment operating income	5,494	4,854	3,080	—	13,428
Other supplemental information:
Restructuring costs	—	60	136	18	214
Depreciation and amortization expense	1,594	781	1,080	534	3,989
Capital expenditures	1,933	514	147	105	2,699

	Sensors	Weighing Solutions	Measurement Systems	Corporate/ Other	Total
Nine Fiscal Months Ended October 3, 2026
Net third-party revenues	$105,097	$85,169	$63,093	$—	$253,359
Intersegment revenues	1,757	97	—	(1,854)	—
Total revenues	106,854	85,266	63,093	(1,854)	253,359
Costs of products sold	72,295	54,358	29,065	(1,854)	153,864
Research and development expenses	3,672	4,435	8,681	—	16,788
Segment selling, general, and administrative expenses (1)	17,002	15,760	14,558	0	47,320
Segment operating income	13,885	10,713	10,789	(0)	35,387
Other supplemental information:
Restructuring costs	129	641	412	316	1,498
Depreciation and amortization expense	5,039	2,259	3,380	1,804	12,482
Capital expenditures	8,029	1,777	1,188	575	11,569

Nine Fiscal Months Ended September 27, 2025
Net third-party revenues	$85,243	$83,404	$57,983	$—	$226,630
Intersegment revenues	1,237	520	—	(1,757)	—
Total revenues	86,480	83,924	57,983	(1,757)	226,630
Costs of products sold	59,220	51,451	27,952	(1,757)	136,866
Research and development expenses	3,021	3,941	8,333	—	15,295
Segment selling, general, and administrative expenses (1)	11,609	14,401	13,594	—	39,604
Segment operating income	12,630	14,131	8,104	—	34,865
Other supplemental information:
Restructuring costs	152	113	151	377	793
Depreciation and amortization expense	4,791	2,324	3,228	1,535	11,878
Capital expenditures	3,375	943	783	183	5,284

(1) Segment selling, general and administrative expenses are direct selling, general and administrative expenses, excluding restructuring, share-based compensation, research and development expenses and amortization of intangible assets attributed to the segment.

The following table reconciles segment profit to consolidated income before taxes (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Segment operating income	$13,524	$13,428	$35,387	$34,865
Restructuring costs	275	214	1,498	793
Gain on sale of asset held for sale	—	(5,544)	—	(5,544)
Unallocated G&A expenses	10,538	8,599	31,133	26,809
Operating income	2,711	10,159	2,756	12,807
Other income (expense)	126	(266)	(1,932)	(3,306)
Income before taxes	$2,837	$9,893	$824	$9,501

Note 10 – Segment Information (continued)

Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. The table below summarizes intersegment sales (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Sensors to Weighing Solutions	$573	$404	$1,365	$1,211
Sensors to Measurement Systems	229	2	392	23
Weighing Solutions to Sensors	$68	$158	$97	$520

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

The following table sets forth the computation of basic and diluted earnings per share attributable to VPG stockholders (in thousands, except earnings per share):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator:
Numerator for basic earnings per share:
Net earnings (loss) attributable to VPG stockholders	$559	$7,858	$(1,480)	$7,164

Denominator:
Denominator for basic earnings per share:
Weighted average shares	13,320	13,279	13,283	13,260

Effect of dilutive securities:
Restricted stock units	111	65	—	47
Dilutive potential common shares	111	65	—	47

Denominator for diluted earnings per share:
Adjusted weighted average shares	13,431	13,344	13,283	13,307

Basic earnings (loss) per share attributable to VPG stockholders	$0.04	$0.59	$(0.11)	$0.54

Diluted earnings (loss) per share attributable to VPG stockholders	$0.04	$0.59	$(0.11)	$0.54

The Company’s potentially dilutive securities were excluded from the calculation of diluted earnings per share for the nine fiscal months ended October 3, 2026 , as their inclusion would have had an anti-dilutive effect. The number of restricted stock units that had a potentially dilutive impact was 101 for the nine fiscal months ended October 3, 2026.

Note 12 – Additional Financial Statement Information

Other Expense

The caption “Other” on the consolidated condensed statements of operations consists of the following (in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Foreign currency exchange income (loss)	$414	$(101)	$(1,073)	$(2,836)
Interest income	322	489	840	1,358
Pension expense	(44)	(15)	(132)	(37)
Other	(294)	(214)	(622)	(266)
	$398	$159	$(987)	$(1,781)

Foreign currency exchange gain or loss is due to volatility in the global currency markets. For the nine fiscal months ended October 3, 2026 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel and the Euro against the U.S. dollar. Foreign currency exchange loss for the nine fiscal months ended September 27, 2025 was largely due to the fluctuation of the Japanese yen and the Israeli Shekel against the U.S. dollar. For the fiscal quarter ended October 3, 2026, the foreign currency exchange income was largely due to the fluctuation of the Israeli Shekel against the U.S. dollar.

Other Accrued Expenses and Other Current Liabilities

Other accrued expenses and Other current liabilities consist of the following (in thousands):

	October 3, 2026	December 31, 2025
Customer advance payments	$7,382	$7,059
Accrued restructuring	261	566
Goods received, not yet invoiced	3,850	2,615
Accrued taxes, other than income taxes	1,852	1,620
Accrued commissions	2,857	2,998
Accrued professional fees	1,876	1,765
Accrued technical warranty	890	888
Current accrued pensions and other post retirement costs	494	494
Income Taxes Payable	2,907	—
Deferred revenues	883	610
Customs and duties	622	416
Tariff refund (a)	2,338	—
Other	1,614	1,802
	$27,826	$20,833

(a) Tariff refunds received from the U.S. government to be passed through to customers.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis (in thousands):

		Fair value measurements at reporting date using:
	Total	Level 1	Level 2	Level 3
	Fair Value	Inputs	Inputs	Inputs
October 3, 2026
Assets
Assets held in rabbi trusts	$6,882	$81	$6,801	$—

December 31, 2025
Assets
Assets held in rabbi trusts	$6,576	$52	$6,524	$—

The Company maintains nonqualified trusts, referred to as “rabbi” trusts, to fund payments under deferred compensation and nonqualified pension plans. Rabbi trust assets consist primarily of marketable securities, classified as available-for-sale money market funds at  October 3, 2026 and December 31, 2025, and company-owned life insurance assets. The marketable securities held in the rabbi trusts are valued using quoted market prices on the last business day of the period. The company-owned life insurance assets are valued in consultation with the Company’s insurance brokers using the value of underlying assets of the insurance contracts. The fair value measurement of the cash and cash equivalents held in the rabbi trust is considered a Level 1 measurement and the measurement of the company-owned life insurance assets is considered a Level 2 measurement within the fair value hierarchy.

The fair value of the long-term debt, excluding capitalized deferred financing costs, at October 3, 2026 and December 31, 2025 approximates its carrying value as the revolving debt and term loans are reset monthly based on current market rates, plus a base rate as specified in the 2024 Credit Agreement. The fair value measurement of long-term debt is considered a Level 2 measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable, short-term notes payable, and accounts payable. The carrying amounts for these financial instruments reported in the consolidated balance sheets approximate their fair values.

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

The Company recorded $0.3 million and $0.2 million of restructuring costs during the fiscal quarter ended October 3, 2026 and September 27, 2025, respectively, and $1.5 million and $0.8 million of restructuring costs during the nine fiscal months ended October 3, 2026 and September 27, 2025, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs, including the consolidation of certain manufacturing operations to improve operational efficiency and optimize the Company's manufacturing.

The following table summarizes recent activity related to all restructuring programs. The accrued restructuring liability balance as of October 3, 2026 and December 31, 2025, respectively, is included in Other accrued expenses in the accompanying consolidated condensed balance sheets (in thousands):

Balance at December 31, 2025	566
Restructuring charges in 2026	1,498
Cash payments	(1,827)
Foreign currency exchange translation	24
Balance at October 3, 2026	$261

Note 15 – Commitments and Contingencies

Tax Assessment

During the second quarter of 2024, the Israeli Tax Authority issued a Value Added Tax (“VAT”) assessment to the Company in the amount of ILS 8.4 million (approximately $2.7  million), related to VAT matters for the years 2019 through 2023.

On August 6, 2025, the Company received the Israeli Tax Authority’s decision regarding the Company’s appeal of the VAT assessment. The appeal was rejected based on the same reasoning set forth in the original assessment. The Company deferred payment of the assessment and, with the assistance of legal counsel, appealed the decision to the court on January 18, 2026.

The Company believes that a liability related to the assessment is not probable. Given the current stage of the proceedings, the Company is unable to predict the outcome or reasonably estimate the potential financial impact, if any.

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

On February 20, 2026, the U.S. Supreme Court issued a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains significant uncertainty regarding the duration and levels of existing and newly announced tariffs, potential changes or pauses to such tariffs, and whether additional tariffs or retaliatory actions may be imposed, modified, or suspended.

During the third fiscal quarter of 2026, the Company received $2.3 million of IEEPA tariff refunds from the U.S. government.  The tariff refunds received were recognized as a reduction of costs of products sold, while the amounts to be passed through to customers were recorded as a reduction of net revenues.

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

Net revenues for the fiscal quarter ended October 3, 2026 were $85.1 million versus $79.7 million for the comparable prior year period. Net earnings attributable to VPG stockholders for the fiscal quarter ended October 3, 2026 was $0.6 million, or $0.04 per diluted share, compared to net earnings of $7.9 million or $0.59 per diluted share, for the comparable prior year period.

Net revenues for the nine fiscal months ended October 3, 2026 were $253.4 million versus $226.6 million for the comparable prior year period. Net loss attributable to VPG stockholders for the nine fiscal months ended October 3, 2026 was $1.5 million, or $0.11 per diluted share, compared to net earnings of $7.2 million or $0.54 per diluted share, for the comparable prior year period.

The results of operations for the fiscal quarters ended October 3, 2026 and September 27, 2025 include items affecting comparability as listed in the reconciliations below. The reconciliations below include certain financial measures which are not recognized in accordance with U.S. generally accepted accounting principles ("GAAP"), including adjusted net revenues, adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA. These non-GAAP measures should not be viewed as an alternative to GAAP measures of performance. Non-GAAP measures such as adjusted gross profits, adjusted gross profit margin, adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted net earnings per diluted share, EBITDA, and adjusted EBITDA do not have uniform definitions. These measures, as calculated by VPG, may not be comparable to similarly titled measures used by other companies. Management believes that these non-GAAP measures are useful to investors because each presents what management views as our core operating results for the relevant period.

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

	Gross Profit		Operating Income		Net Earnings Attributable to VPG Stockholders		Diluted Earnings Per share
Three months ended	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
As reported - GAAP	$34,181	$32,125	$2,711	$10,159	$559	$7,858	$0.04	$0.59
As reported - GAAP Margins	40.2%	40.3%	3.2%	12.7%	—	—	-	—
Start-up costs (a)	141	37	141	37	141	37	0.01	0.00
Acquisition purchase accounting adjustments (b)	—	111	—	111	—	111	-	0.01
Restructuring costs	—	—	275	214	275	214	0.02	0.02
Severance cost	—	—	391	—	391	—	0.03	—
Share-based compensation cost (c)	—	—	730	490	730	490	0.06	0.04
Foreign currency exchange (gain) loss	—	—	—	—	(414)	101	(0.03)	0.01
Less: Gain on asset held for sale (d)	—	—	—	5,544	—	5,544	-	0.42
Less: Tax effect of reconciling items and discrete tax items	—	—	—	—	(161)	(627)	(0.01)	(0.05)
As Adjusted - Non GAAP	$34,322	$32,273	$4,248	$5,467	$1,843	3,894	$0.14	$0.30
As Adjusted - Non GAAP Margins (e)	39.3%	40.5%	4.9%	6.9%

	Gross Profit		Operating Income		Net (Loss) Earnings Attributable to VPG Stockholders		Diluted (Loss) Earnings Per share
Nine Fiscal Months Ended	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
As reported - GAAP	$99,495	89,764	$2,756	12,807	$(1,480)	7,164	$(0.11)	0.54
As reported - GAAP Margins	39.3%	39.6%	1.1%	5.7%	—	—	—	—
Start-up costs (a)	141	757	141	757	141	757	$0.01	0.06
Acquisition purchase accounting adjustments (b)	—	111	—	111	—	111	$—	0.01
Restructuring costs	—	—	1,498	793	1,498	793	$0.11	0.06
Severance cost	—	—	587	398	587	398	$0.04	0.03
Share-based compensation cost (c)	—	8	2,285	1,548	2,285	1,548	$0.18	0.12
Foreign currency exchange loss	—	—	—	—	1,073	2,836	$0.08	0.21
Less: Gain on asset held for sale (d)	—	—	—	5,544	—	5,544	$—	0.42
Less: Tax effect of reconciling items and discrete tax items (e)	—	—	—	—	767	616	$0.06	0.05
As Adjusted - Non GAAP	$99,636	$90,640	$7,267	$10,870	$3,337	$7,448	$0.25	$0.56
As Adjusted - Non GAAP Margins (f)	39.0%	40.0%	2.8%	4.8%

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net earnings attributable to VPG stockholders	$559	$7,858	$(1,480)	$7,164
Interest Expense	272	425	945	1,525
Income tax expense	2,053	1,961	2,034	2,220
Depreciation	3,214	3,003	9,529	8,932
Amortization	982	986	2,953	2,946
Restructuring costs	275	214	1,498	793
Severance cost	391	—	587	398
Start-up costs (a)	141	37	141	757
Acquisition purchase accounting adjustments (b)	—	111	—	111
Share-based compensation cost (c)	730	490	2,285	1,548
Foreign currency exchange (gain) loss	(414)	101	1,073	2,836
Gain on asset held for sale (d)	—	(5,544)	—	(5,544)
ADJUSTED EBITDA	$8,203	$9,642	$19,565	$23,686
ADJUSTED EBITDA MARGIN (f)	9.4%	12.1%	7.7%	10.5%

(a) Start-up costs following manufacturing relocations

(b) Nokra GmbH acquisition

(c) Share-based compensation cost excluded for non-GAAP results, beginning in fiscal 2026, with prior period comparability

(d) Gain on Sale of Manufacturing Facility in Kent, Washington

(e) Includes tax item arising from changes in the geographic mix of pre-tax income, which affected the Company's estimated annual effective tax rate

(f) Based on Adjusted Revenue

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following tables show net revenues, gross profit margin, end-of-period backlog, book-to-bill ratio, and inventory turnover for our business as a whole and by segment during the five quarters beginning with the third quarter of 2025 through the third quarter of 2026.

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2025	2025	2026	2026	2026
Net revenues	$79,728	$80,573	$84,353	$83,936	$85,071

Gross profit margin	40.3%	36.8%	39.0%	38.6%	40.2%

End-of-period backlog	$107,624	$108,236	$124,995	$135,828	$151,169

Book-to-bill ratio	1.00	1.01	1.21	1.14	1.18

Inventory turnover	2.20	2.38	2.45	2.45	2.36

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter
(dollars in thousands)	2025	2025	2026	2026	2026
Sensors
Net revenues	$31,624	$30,402	$33,314	$33,418	$38,365
Gross profit margin	33.6%	28.5%	34.8%	31.5%	32.4%
End-of-period backlog	$48,503	$52,680	$63,993	$78,252	$91,987
Book-to-bill ratio	1.07	1.15	1.36	1.44	1.35
Inventory turnover	2.66	2.86	2.85	2.90	3.11

Weighing Solutions
Net revenues	$27,538	$27,739	$30,236	$30,349	$24,585
Gross profit margin	40.3%	33.0%	34.2%	37.3%	37.6%
End-of-period backlog	$23,639	$24,163	$26,568	$24,711	$26,220
Book-to-bill ratio	0.89	1.02	1.09	0.94	1.07
Inventory turnover	2.25	2.44	2.66	2.60	2.12

Measurement Systems
Net revenues	$20,566	$22,431	$20,803	$20,169	$22,121
Gross profit margin	50.5%	52.8%	52.6%	52.5%	56.5%
End-of-period backlog	$35,482	$31,392	$34,434	$32,866	$32,962
Book-to-bill ratio	1.04	0.81	1.15	0.93	1.01
Inventory turnover	1.58	1.72	1.67	1.65	1.61

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026		October 3, 2026
	GAAP (a)	Adjusted (b)	GAAP (a)	Adjusted (b)
Net revenues	$85,071	$87,409	$253,359	$255,697
Gross profit	34,181	34,181	99,495	99,495

(a) Net revenues for the fiscal quarter ended October 3, 2026 and nine fiscal months ended October 3, 2026 are reduced by $2.3 million for tariff refunds passed through to customers, with no impact on gross profit.

(b) Adjusted net revenues for the third fiscal quarter ended October 3, 2026 and nine fiscal months ended October 3, 2026 exclude $2.3 million related to tariff refunds expected to be passed through to customers, with no impact on gross profit.

Net revenues for the third fiscal quarter of 2026 increased 1.4% from the second fiscal quarter of 2026 and increased 6.7% from the third fiscal quarter of 2025 primarily due to increases in the Sensors and Measurement Systems reporting segments, that were driven by our precision resistors serving AI-related semiconductor, aerospace and defense applications, which were partially offset by decreases in revenues in the Weighing Solutions reporting segment.

Net revenues in the Sensors reporting segment increased 14.8% compared to $33.4 million in the second fiscal quarter of 2026 and increased 21.3% from $31.6 million in the third fiscal quarter of 2025. Sequentially, the increase in revenue primarily reflected higher sales of precision resistors and strain gages in the Test and Measurement market. The year-over-year increase in revenue was primarily attributable to higher sales of precision resistors in the Test and Measurement market and higher sales of strain gage sensors in the AMS and General Industrial markets.

Net revenues in the Weighing Solutions reporting segment decreased 19.0% from the second fiscal quarter of 2026 and decreased 10.7% from the third fiscal quarter of 2025. Sequentially, the decrease in revenue was mainly attributable to lower sales in the Transportation, Industrial Weighing  and General Industrial markets. The year-over-year decrease in revenue was mainly attributable to lower sales in the  Industrial Weighing market.

Net revenues in the Measurement Systems reporting segment increased 9.7% from the second fiscal quarter of 2026 and increased 7.6% from the third fiscal quarter of 2025. Sequentially, the increase in revenue was primarily due to higher sales in the Steel market. The year-over-year increase in revenue was primarily attributable to higher sales in the AMS market.

Overall gross profit margin in the third fiscal quarter of 2026 increased 1.6% as compared to the second fiscal quarter of 2026 primarily due to higher sales volume in the Sensors and Measurement Systems segments and favorable product mix, which partially offset lower sales volume in the Weighing Solutions segment. Gross profit margin also benefited from tariff refunds, which reduced both net revenues and costs of products sold.

Overall gross profit margin in the third fiscal quarter of 2026 decreased 0.1% from the third fiscal quarter of 2025 primarily due to lower sales volume in the Weighing Solutions segment, unfavorable foreign currency exchange rates and higher manufacturing overhead across the reporting segments, which partially offset higher sales volume in the Sensors and Measurement Systems segments.

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

Effects of Foreign Currency Exchange Rate on Operations

For the fiscal quarter ended October 3, 2026, the effect of foreign currency exchange rates decreased net revenues by $1.0 million, and increased costs of products sold and selling, general, and administrative expenses by $2.4 million, when compared to the comparable prior year period.

For the nine fiscal months ended October 3, 2026, the effect of foreign currency exchange rates increased net revenues by $1.8 million, and increased costs of products sold and selling, general, and administrative expenses by $9.8 million, when compared to the comparable prior year period.

Results of Operations

Statement of operations’ captions as a percentage of net revenues and the effective tax rates were as follows:

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Costs of products sold	59.8%	59.7%	60.7%	60.4%
Gross profit	40.2%	40.3%	39.3%	39.6%
Selling, general, and administrative expenses	36.7%	34.2%	37.6%	36.1%
Operating income	3.2%	12.7%	1.1%	5.7%
Income before taxes	3.3%	12.4%	0.3%	4.2%
Net earnings	0.9%	9.9%	(0.5)%	3.2%
Net earnings attributable to VPG stockholders	0.7%	9.9%	(0.6)%	3.2%

Effective tax rate	72.4%	19.8%	246.7%	23.4%

Net Revenues

Net revenues were as follows (dollars in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$85,071	$79,728	$253,359	$226,630
Change versus comparable prior year period	$5,343		$26,729
Percentage change versus prior year period	6.7%		11.8%

Changes in net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	12.9%	12.1%
Change in average selling prices	(1.1)%	0.0%
Foreign currency effects	(2.5)%	0.6%
Tariff refunds passed through to customers	(2.6)%	(0.9)%
Net change	6.7%	11.8%

During the fiscal quarter ended October 3, 2026 net revenues increased by 6.7% as compared to the comparable prior year period, mainly due to higher volume on the Sensors segment and higher sales in the Test and Measurement and AMS markets.

Net revenues for the nine fiscal months ended October 3, 2026 increased by 11.8%, as compared to the comparable prior year periods. The year-over-year increase in revenues was driven mainly due to higher volume on the Sensors segment and higher sales in the Test and Measurement and Other markets.

Gross Profit Margin

Gross profit as a percentage of net revenues was as follows:

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gross profit margin	40.2%	40.3%	39.3%	39.6%

The gross profit margin for the fiscal quarter ended October 3, 2026 decreased by 0.1% and for the nine fiscal months ended October 3, 2026 decreased by 0.3% as compared to the comparable prior year periods. The year-over-year decrease in gross profit margin was primarily due to unfavorable foreign currency exchange rates and higher other overhead manufacturing costs, which was partially offset by higher sales volume and production efficiencies and tariff refund impact.

Segments

Analysis of revenues and gross profit margins for each of our reportable segments is provided below.

Sensors

Net revenues of the Sensors segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$38,365	$31,624	$105,097	$85,243
Change versus comparable prior year period	$6,741		$19,854
Percentage change versus prior year period	21.3%		23.3%

Changes in Sensors segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	29.0%	25.3%
Change in average selling prices	(2.4)%	(0.9)%
Foreign currency effects	(5.3)%	(1.1)%
Net change	21.3%	23.3%

The Sensors segment revenue of $38.4 million in the third fiscal quarter of 2026 increased 21.3% from $31.6 million in the third fiscal quarter of 2025. The year-over-year increase in revenue was primarily attributable to higher sales volume of precision resistors in the Test and Measurement market, which were partly offset by foreign currency losses.

The Sensors segment revenues of $105.1 million in the nine fiscal months ended October 3, 2026, increased 23.3% from $85.2 million as compared to the comparable prior year periods. The year-over-year increase in revenues was primarily attributable to higher sales volume of precision resistors in the Test and Measurement and Other markets and higher sales volume of strain gage sensors in the AMS market.

Gross profit as a percentage of net revenues for the Sensors segment was as follows:

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gross profit margin	32.4%	33.6%	32.9%	32.0%

Gross profit margin for the Sensors segment was 32.4% for the third fiscal quarter of 2026, as compared to 33.6% in the third fiscal quarter of 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable foreign currency exchange rates and higher other overhead manufacturing costs, which were partially offset by higher sales volume.

Gross profit margin for the nine fiscal months ended October 3, 2026 was 32.9%, as compared to 32.0% in the nine fiscal months ended September 27, 2025. The year-over-year increase in gross profit margin was attributable to higher sales volume, which were partially offset due to unfavorable foreign currency exchange rates and higher other overhead manufacturing costs.

Weighing Solutions

Net revenues of the Weighing Solutions segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$24,585	$27,538	$85,169	$83,404
Change versus comparable prior year period	$(2,953)		$1,765
Percentage change versus prior year period	(10.7)%		2.1%

Changes in Weighing Solutions segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	(0.7)%	2.0%
Change in average selling prices	(1.1)%	0.9%
Foreign currency effects	(0.3)%	1.8%
Tariff refunds passed through to customers	(8.6)%	(2.6)%
Net change	(10.7)%	2.1%

The Weighing Solutions segment revenue of $24.6 million in the third fiscal quarter of 2026 decreased 10.7% compared to $27.5 million in the third fiscal quarter of 2025. The year-over-year decrease in revenue was mainly attributable to tariff refunds received from the U.S. government that are expected to be passed through to customers, as well as lower sales volume in the Industrial Weighing market.

The Weighing Solutions segment revenues of $85.2 million in the nine fiscal months ended October 3, 2026, increased 2.1% from $83.4 million as compared to the comparable prior year periods. The year-over-year increase in revenues was mainly attributable to higher sales volume in the Transportation market and favorable exchange rate which partially offset by refunds received from the U.S government  that expected to be passed through to customers.

Gross profit as a percentage of net revenues for the Weighing Solutions segment was as follows:

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gross profit margin	37.6%	40.3%	36.3%	38.9%

Gross profit margin for the Weighing Solutions segment was 37.6% for the third fiscal quarter of 2026, which decreased compared to 40.3% in the third fiscal quarter of 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable product mix and reduction in inventory, which was partially offset by cost reduction and production efficiency.

Gross profit margin for the nine fiscal months ended October 3, 2026 was 36.3% as compared to 38.9% in the nine fiscal months ended September 27, 2025. The year-over-year decrease in gross profit margin was primarily due to unfavorable product mix, higher other manufacturing costs and reduction in inventory.

Measurement Systems

Net revenues of the Measurement Systems segment were as follows (dollars in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net revenues	$22,121	$20,566	$63,093	$57,983
Change versus comparable prior year period	$1,555		$5,110
Percentage change versus prior year period	7.6%		8.8%

Changes in Measurement Systems segment net revenues were attributable to the following:

	vs. prior year	vs. prior year
	quarter	to-date
Change attributable to:
Change in volume	6.0%	7.5%
Change in average selling prices	1.1%	0.4%
Foreign currency effects	0.5%	0.9%
Net change	7.6%	8.8%

The Measurement Systems segment revenue of $22.1 million in the third fiscal quarter of 2026 increased by 7.6% compared to $20.6 million in the third fiscal quarter of 2025. The year-over-year increase was primarily attributable to higher revenue in the AMS market.

The Measurement Systems segment revenues of $63.1 million in the nine fiscal months ended October 3, 2026, increased 8.8% from $58.0 million as compared to the comparable prior year periods. The year-over-year increase was primarily attributable to higher sales volume in the AMS and Transportation markets.

Gross profit as a percentage of net revenues for the Measurement Systems segment were as follows:

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Gross profit margin	56.5%	50.5%	53.9%	51.8%

Gross profit margin for the Measurement Systems segment was 56.5% for the third fiscal quarter of 2026 as compared to 50.5% in the third fiscal quarter of 2025. The year-over-year increase in gross profit margin was primarily due to higher sales volume and favorable product mix.

Gross profit margin for the nine fiscal months ended October 3, 2026 was 53.9% as compared to 51.8% in the nine fiscal months ended September 27, 2025. The year-over-year increase in gross profit margin was primarily due to higher sales volume and favorable product mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses are summarized as follows (dollars in thousands):

	Fiscal Quarter Ended		Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Total SG&A expenses	$31,195	$27,296	$95,241	$81,708

As a percentage of net revenues	36.7%	34.2%	37.6%	36.1%

Selling, general and administrative expenses for the fiscal quarter ended and nine fiscal months ended October 3, 2026 increased by $3.9 million and $13.5 million respectively, compared to the comparable prior year period. The increases were primarily attributable to foreign exchange impacts, higher bonus reserve reflecting improved operating performance, and investments in organizational infrastructure and strategic growth initiatives recently announced organizational changes and the establishment of the Chief Business and Product Officer and Chief Operating Officer functions.

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

The Company recorded $0.3 million and $0.2 million of restructuring costs during the fiscal quarter ended October 3, 2026 and September 27, 2025, respectively, and $1.5 million and $0.8 million of restructuring costs during the nine fiscal months ended October 3, 2026 and September 27, 2025, respectively. Restructuring costs were comprised primarily of employee termination costs, including severance and statutory retirement allowances, and were incurred in connection with various cost reduction programs, including the consolidation of certain manufacturing operations to improve operational efficiency and optimize the Company's manufacturing.

Other Income (Expense)

The following table analyzes the components of the line “Other” on the consolidated condensed statements of operations (in thousands):

	Fiscal Quarter Ended
	October 3, 2026	September 27, 2025	Change
Foreign currency exchange income (loss)	$414	$(101)	$515
Interest income	322	489	(167)
Pension expense	(44)	(15)	(29)
Other	(294)	(214)	(80)
	$398	$159	$239

	Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025	Change
Foreign currency exchange loss	$(1,073)	$(2,836)	$1,763
Interest income	840	1,358	(518)
Pension expense	(132)	(37)	(95)
Other	(622)	(266)	(356)
	$(987)	$(1,781)	$794

Foreign currency exchange gain or loss are due to volatility in the global currency markets. For the fiscal quarter ended October 3, 2026 the foreign currency exchange income was largely due to the fluctuation of the Israeli Shekel against the U.S. dollar. For the nine fiscal months ended October 3, 2026 the foreign currency exchange loss was largely due to the fluctuation of the Israeli Shekel and the Euro against the U.S. dollar.

For the nine fiscal months ended September 27, 2025 the foreign currency exchange loss was largely due to the fluctuation of the Japanese yen, Israeli Shekel and the British pound against the U.S. dollar.

Income Taxes

For the fiscal quarter ended October 3, 2026, the Company reported tax expenses, and its effective tax rate was 72.4% compared to the fiscal quarter ended September 27, 2025, where the Company reported tax expenses, and its effective tax rate was 19.8%.

The year-over-year change in the effective tax rate was primarily driven by the changes in the geographic mix of earnings among our foreign subsidiaries, the valuation allowance on certain deferred tax assets and the impact of foreign currency exchange rate fluctuations on the tax provisions of our non-U.S. entities.

For the nine months ended October 3, 2026, the Company reported tax expenses, and its effective tax rate was 246.7%, compared to the nine months ended September 27, 2025, where the Company reported income taxes at an effective tax rate of 23.4%.

The change in effective tax rate in the nine months ended October 3, 2026, compared to the corresponding period in the prior fiscal year is mainly due to fiscal year 2026 third quarter profits that increased the Company’s tax expenses and the changes in the geographic mix of earnings among our foreign subsidiaries, in addition to the effect of foreign currency exchange rates on tax provisions in our non-US entities, and the valuation allowance on part of our deferred tax assets.

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

On July 17, 2025 and June 30, 2026, the Company made a partial repayment of the outstanding balance under the 2024 Credit Agreement in the amount of $11.0 million and $5.0 million, respectively, using proceeds from the sale of manufacturing facility and excess cash from operation. The repayments were made in accordance with the terms of the 2024 Credit Agreement and resulted in a corresponding reduction in the outstanding balance under the 2024 Revolving Facility. As of October 3, 2026, the outstanding balance under the 2024 Revolving Facility was $16.0 million, bearing interest at variable rates based on the Credit Agreement.

The obligations of the Company under the 2024 Credit Agreement are secured by pledges of stock in certain domestic and foreign subsidiaries, as well as guarantees by substantially all of the Company’s domestic subsidiaries. The obligations of the Company and the guarantors under the 2024 Credit Agreement are secured by substantially all the assets (excluding real estate) of the Company and such guarantors. The 2024 Credit Agreement restricts the Company from paying cash dividends and requires the Company to comply with other customary covenants, representations, and warranties, including the maintenance of specific financial ratios. The financial maintenance covenants include an interest coverage ratio and a leverage ratio. The Company was in compliance with its financial maintenance covenants at October 3, 2026. If the Company is not in compliance with any of these covenant restrictions, the credit facility could be terminated by the lenders, and all amounts outstanding pursuant to the credit facility could become immediately payable.

Our business has historically generated significant cash flow. For the nine fiscal months ended October 3, 2026, cash provided by operating activities was $10.7 million compared to $10.0 million in the comparable prior year period. Our net cash used in investing activities for the nine fiscal months ended October 3, 2026 was higher compared to the prior year period mainly due to higher capital spending.

The following table summarizes the components of adjusted free cash flow (in thousands):

	Nine Fiscal Months Ended
	October 3, 2026	September 27, 2025
Cash provided by operating activities	$10,741	$9,954
Proceeds from sale of assets	301	10,891
Less: Capital expenditures	(10,624)	(4,953)
Adjusted free cash flow (a)	$418	$15,892

(a) We refer to the amount of cash provided by operating activities in excess of our capital expenditures, net of proceeds from the sale of assets as “adjusted free cash flow".

Approximately 91% of our cash and cash equivalents balance at October 3, 2026 and 91% at December 31, 2025 were held by our non-U.S. subsidiaries.

See the following table for the percentage of cash and cash equivalents, by region, at October 3, 2026 and December 31, 2025:

	October 3, 2026	December 31, 2025
Asia	31%	22%
United States	9%	9%
Israel	21%	31%
Europe	36%	30%
Canada	3%	8%
	100%	100%

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

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities, such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the United States through debt or equity issuances. These alternatives could result in higher tax expense, increased interest expense, or dilution of our earnings. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of October 3, 2026, to be indefinitely reinvested.

The following table summarizes the components of net cash at October 3, 2026 and December 31, 2025 (in thousands):

	October 3, 2026	December 31, 2025
Cash and cash equivalents	$80,853	$87,366

Third-party long-term debt:
Revolving debt	21,000	32,000
Repayment of credit facility	(5,000)	(11,000)
Deferred financing costs	(332)	(417)
Total third-party debt	15,668	20,583
Net cash	$65,185	$66,783

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

Our financial condition as of October 3, 2026 remains strong, with a current ratio (current assets to current liabilities) of 3.6 to 1.0, as compared to a current ratio of 4.5 to 1.0 at December 31, 2025.

Cash paid for property and equipment for the nine fiscal months ended October 3, 2026 was $10.6 million compared to $5.0 million in the comparable prior year period, and primarily was due to investments in manufacturing equipment to support the increase in volume, automation initiatives and capacity expansion projects across the Company's operations. The increase in capital expenditures reflects the Company's continued focus on strategic growth initiatives. These investments are intended to support long-term revenue growth, improve operating leverage and enhance the Company's competitive position in its end markets.

As of October 3, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

During our last fiscal quarter ended October 3, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

During the fiscal quarter ended October 3, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. EXHIBITS

10.1	Vishay Precision Group, Inc. Non-Employee Director Compensation Plan, effective September 1, 2026
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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Ziv Shoshani, Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Chief Financial Officer.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended October 3, 2026, furnished in iXBRL (Inline eXtensible Business Reporting Language).
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101.

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

Date: November 4, 2026